Form 10-Q
period 2009-09-30
Inland Diversified Real Estate Trust, Inc.
filed 2009-11-13
CIK 1438897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-153356

Inland Diversified Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes ☐       No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  X          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  X

As of November 12, 2009, there were 1,320,877 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

	Part I - Financial Information	Page
Item 1.	Financial Statements

	Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	1

	Statements of Operations for the three and nine months ended September 30, 2009 and for the three months ended September 30, 2008 and the period from June 30, 2008 (inception) through September 30, 2008 (unaudited)	2

	Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2009 (unaudited)	3

	Statements of Cash Flows for the nine months ended September 30, 2009 and for the period from June 30, 2008 (inception) through September 30, 2008 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T.	Controls and Procedures	26

	Part II – Other Information
Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults upon Senior Securities	55

Item 4.	Submission of Matters to a Vote of Security Holders	55

Item 5.	Other information	55

Item 6.	Exhibits	55

	Signatures	56

i

Item 1. Financial Statements

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

BALANCE SHEETS

ASSETS

	September 30, 2009 (unaudited)	December 31, 2008

Cash and cash equivalents	$2,371,136	$399,798
Deferred expenses	167,432	-
Investment in related party	1,000	-
Deferred offering costs	48,716	899,163

Total assets	$2,588,284	$1,298,961

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities:
Accrued offering expenses	$395,816	$102,283
Accounts payable	459	35,145
Other liabilities	141,070	-
Due to related parties	2,223,800	1,031,107
Total liabilities	$2,761,145	$1,168,535

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding
Common stock, $.001 par value, 2,460,000,000 shares authorized, 293,207 shares issued and outstanding at September 30, 2009 and 20,000 shares issued and outstanding at December 31, 2008	293	20
Additional paid in capital	2,919,325	199,980
Less: offering costs	(2,919,618)	-
Retained earnings deficit	(172,861)	(69,574)

Total stockholders’ equity (deficit)	(172,861)	130,426

Total liabilities and stockholders’ equity (deficit)	$2,588,284	$1,298,961

See accompanying notes to financial statements.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

STATEMENTS OF OPERATIONS

For the three and nine month periods ended September 30, 2009 and for the three months ended

September 30, 2008 and the period from June 30, 2008 (inception) through September 30, 2008 (unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Period from June 30,2008 (inception) through September 30, 2008

Income:
Interest	$3	$-	$81	$-
	3	-	81	-
Expenses:
Organization	$(13,757)	$2,448	$31,483	$2,448
General and Administrative	58,107	1,742	71,885	1,742
	44,350	4,190	103,368	4,190

Net loss	$(44,347)	$(4,190)	$(103,287)	$(4,190)

Net loss per common share, basic and diluted	$1.55	$.21	$4.51	$.21
Weighted average number of common shares outstanding – basic and diluted	28,604	20,000	22,900	20,000

See accompanying notes to financial statements.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2009 (unaudited)

	Number of	Common	Additional Paid in	Offering Costs	Retained Earnings
	Shares	Stock	Capital		Deficit	Total

Balance at December 31, 2008	20,000	$20	$199,980	$-	$(69,574)	$130,426

Net loss for the nine months ended September 31, 2009	-	-	-	-	(103,287)	(103,287)

Proceeds from Offering	273,207	273	2,719,345	(2,919,618)	-	(200,000)

Balance at September 30, 2009	293,207	$293	$2,919,325	$(2,919,618)	$(172,861)	$(172,861)

See accompanying notes to financial statements.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

STATEMENT OF CASH FLOWS

For the nine month period ended September 30, 2009 and the period from June 30, 2008 (inception) through September 30, 2008 (unaudited)

	For the nine months ended September 30, 2009	Period from June 30, 2008 (inception) through September 30, 2008
Cash flows from operating activities:
Net loss	$(103,287)	$(4,190)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in deferred expenses	(167,432)	-
Decrease in accounts payable	(34,686)	-

Net cash flows used in operating activities	(305,405)	(4,190)

Net cash flows from investing activities:
Investment in related party	(1,000)	-

Cash flows from financing activities:
Proceeds from Offering	2,719,618	200,000
Other liabilities	141,070	-
Due to related parties	1,192,693	723,800
Payment of offering costs, net of accrued offering expenses	(1,775,638)	(631,696)

Net cash flows provided by financing activities	2,277,743	292,104

Net increase in cash and cash equivalents	1,971,338	287,914
Cash and cash equivalents at beginning of period	399,798	-

Cash and cash equivalents at end of period	$2,371,136	$287,914

See accompanying notes to financial statements.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

(1)  Organization

Inland Diversified Real Estate Trust, Inc. (the “Company” which may be referred to as the “Company,” “we,” “us,” or “our”) was formed on June 30, 2008 to acquire and manage a diversified portfolio of commercial real estate investments located in the United States and Canada.  The Company has entered into a Business Management Agreement (the “Agreement”) with Inland Diversified Business Manager & Advisor, Inc. (the “Business Manager”), to be the Business Manager to the Company.  The Business Manager is a related party to our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”). In addition, Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group (collectively, the “Real Estate Managers”), will serve as the Company’s real estate managers. The Company is authorized to sell up to 500,000,000 shares of common stock (the “Shares”) at $10 each in an initial public offering (the “Offering”) which commenced on August 24, 2009 and to issue 50,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).

The Company intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes.  If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial positions and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of the results to be expected for the year.

The Company will provide the following programs to facilitate investment in the Company’s shares and to provide limited liquidity for stockholders.

The Company will allow stockholders who purchase shares in the offering to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance, and are made at a price of $9.50 per share.

The Company is authorized to repurchase shares under the share repurchase program (“SRP”), if requested, subject to, among other conditions, funds being available.  In any given calendar month, proceeds used for the SRP cannot exceed the proceeds from the DRP, for that month.  In addition, the Company will limit the number of shares repurchased during any calendar year to 3% of the number of shares of common stock outstanding on December 31st of the previous year.   In the case of repurchases made upon the death of a stockholder, however, the Company is authorized to use any funds to complete the repurchase, and neither the limit regarding funds available from the DRP nor the 3% limit will apply.  The SRP will be terminated if the Company’s shares become listed for trading on a national securities exchange.  In addition, the Company’s board of directors, in its sole direction, may amend, suspend or terminate the SRP.

The fiscal year-end of the Company is December 31.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2009

(Unaudited)

(2)  Summary of Significant Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Costs associated with the Offering are deferred and charged against the gross proceeds of the Offering upon the sale of shares.  Formation and organizational costs were expensed as incurred.

Cash and cash equivalents are stated at cost, which approximates fair value.  For purposes of the statement of cash flows, all short-term investments with maturities of three months or less are considered to be cash equivalents.

Publicly traded companies are required to disclose the fair value of financial instruments in interim financial statements, adding to the current requirements to make these disclosures in annual financial statements.

The Company’s financial instruments include cash and cash equivalents, other investments, accrued offering expenses, accounts payable, other liabilities, and due to affiliates.  The carrying values of cash and cash equivalents, accrued offering expenses, accounts payable, other liabilities, and due to affiliates approximates their estimated fair values due to the short maturity of these instruments.  Other investments are carried at cost which approximates estimated fair value.

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts and their respective tax basis.  A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of September 30, 2009, the Company had a deferred tax asset of $68,712 related to organizational costs for which a valuation allowance was recorded due to current uncertainty of realization.

(3)  Transactions with Related Parties

The Sponsor contributed $200,000 to the capital of the Company for which it received 20,000 shares of common stock.

For the period from June 30, 2008 (inception) through September 30, 2009, the Company had incurred $3,022,805 of offering and organizational costs.  Pursuant to the terms of the Offering, the Business Manager had agreed to reimburse the Company all public offering and organization expenses (excluding sales commissions and the marketing contribution allowance) in excess of 5% of the gross proceeds of the Offering or all organization and offering expenses (including selling commissions and the marketing contribution) which together exceed 15% of gross offering proceeds.

On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1,000, which are accounted for under the cost method.

The due to related parties amount on the accompanying balance sheet represents non-interest bearing advances made by the Sponsor, which the Company intends to pay.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2009

(Unaudited)

Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

Non-subordinated payments

Offering Stage

Selling commissions	The Company will pay Inland Securities Corporation, an affiliate of the Business Manager, 7.5% (up to 7% of which may be reallowed to participating dealers) of the sale price for each share sold.

Marketing contribution	The Company will pay a marketing contribution to Inland Securities equal to 2.5% (up to 1.5% of which may be reallowed to soliciting dealers) of the gross offering proceeds from shares sold.

Itemized and detailed due diligence expense reimbursement

The Company will reimburse Inland Securities Corporation and soliciting dealers for bona fide out-of-pocket, itemized and detailed due diligence expenses incurred by these entities, in amounts up to 0.5% of the gross offering proceeds.  These expenses may, in the Company’s sole discretion, be reimbursed from amounts paid or reallowed to these entities as a marketing contribution, or may be reimbursed from issuer costs.

Issuer costs

The Company will reimburse the Sponsor, its affiliates and third parties for costs and other expenses of the offering that they pay on its behalf, in an amount not to exceed 5% of the gross offering proceeds.  Our Business Manager has agreed to pay or reimburse these costs to the Company to the extent they exceed 15% of the gross offering proceeds.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

 (continued)

September 30, 2009

(Unaudited)

Operational Stage

Acquisition expenses

The Company will reimburse the Business Manager and its affiliates for expenses paid on the Company’s behalf in connection with acquiring real estate assets, regardless of whether the Company acquires the real estate assets.  The Company may not, however, reimburse expenses that exceed the greater of 6% of the contract price of any real estate asset or, in the case of a loan, 6% of the funds advanced.

Real estate management fees

Up to 4.5% of the gross income from each property that is managed directly by the Real Estate Managers or their affiliates.  The applicable Real Estate Managers will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the 4.5% limitation.  This fee may be increased, subject to the approval of a majority of the Company’s independent directors, for certain properties. The Company also will reimburse the Real Estate Managers and their affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons employed by the Real Estate Managers and their affiliates except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of any of the Real Estate Managers.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2009

(Unaudited)

Oversight fee

The Company may pay up to 1% of the gross income from each property that is managed directly by entities other than the Real Estate Managers or their affiliates. The applicable Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the 1% limitation.  The Company also will reimburse each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons employed by the Real Estate Managers and their affiliates except for the salaries and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of any of the Real Estate Managers.

In addition, with respect to any property that is managed directly by entities other than the Real Estate Managers or their affiliates and does not generate income, such as properties that are newly constructed, are under development or construction, or have not yet been developed, the Company may pay a monthly oversight fee based upon the “hourly billing rate” of the applicable Real Estate Manager, multiplied by the number of hours spent by its employees in providing oversight services for the Company in respect of that property.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2009

(Unaudited)

For these purposes, the “hourly billing rate” approximates the hourly cost to the Real Estate Managers to provide services to the Company based on the amount of salaries, bonuses and benefits paid to or for the employees of the Real Estate Manager providing the services; and an allocation for overhead including rent, materials, fees, taxes, and other operating expenses incurred by the Real Estate Manager in operating its business, except for certain direct expenses for which the Company reimburses the Real Estate Managers.

Except as otherwise approved by a majority of the Company’s independent directors, the total fees paid to the Real Estate Managers for managing an asset, including oversight fees, will not exceed 4.5% of the gross income generated by the applicable property.

Brokerage fees

The Company will pay Inland Financial Products, Inc. or its affiliate a brokerage fee for facilitating transactions in real estate related-loans and commercial mortgage-based securities, in an amount up to 1% of the purchase price of the loans or commercial mortgage backed securities.  In respect of any acquisition of a real estate-related loan or commercial mortgage-backed securities, the total brokerage fee paid plus the amount of acquisition expenses reimbursed may not exceed the 6% limits on acquisition expenses.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2009

(Unaudited)

Purchasing, selling and servicing mortgages fees	0.03% per year on the first billion dollars and 0.01% thereafter on all mortgages that are serviced. In addition, 0.2% of the principal amount of each loan placed for the Company.

Reimbursable expenses for providing ancillary services

The Company will reimburse the Business Manager and its affiliates for any expenses that they pay or incur in providing ancillary services to the Company, including the costs of salaries and benefits of persons employed by these entities and performing services for the Company.  The Company will not reimburse for the costs of salaries and benefits of persons who also serve as one of the Company’s executive officers, except for the Secretary, or as an executive officer of any of the Real Estate Managers.

Investment advisor fee

The Company will pay monthly fees at an annual rate equal to 1% of the first $1 to $5 million of marketable securities under management, 0.85% of marketable securities from $5 to $10 million, 0.75% of marketable securities from $10 to $25 million, 0.65% of marketable securities from $25 to $50 million, 0.60% of marketable securities from $50 to $100 million and 0.50% of marketable securities above $100 million.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2009

(Unaudited)

Institutional investment fee

The Company will pay Inland Institutional Capital Partners Corporation, or “ICAP,” a fee for identifying unaffiliated institutional partners and operating partners with whom it may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements.  The Company will pay ICAP an advisory fee for the time that ICAP spends targeting and qualifying potential partners and providing related services to the Company, at a rate equal to $250 per hour for ICAP’s principals and $100 per hour for ICAP’s other employees.  The advisory fee will be paid in arrears on a quarterly basis.  In addition, in the event that ICAP identifies an institutional unaffiliated partner or operating partner with whom the Company actually enters into a definitive agreement, the Company will pay ICAP an investment fee of 0.35% of the amount paid by a new partner to the joint venture or other arrangement and 0.25% of amounts paid by partners that have already invested in a joint venture with the Company.  The investment will be offset by the hourly advisory fee described above.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2009

(Unaudited)

Property disposition fee

The Company will pay Inland Real Estate Brokerage or an affiliate an amount equal to the lesser of:

•

3% of the contract sales price of the property; or

•

50% of the customary commission which would be paid to a third party broker for the sale of a comparable property.

The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6% of the contract sales price.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2009

(Unaudited)

Subordinated Payments

Operational Stage

Business management fee

Subject to satisfying the criteria described below, the Company will pay the Business Manager a quarterly business management fee equal to a percentage of the Company’s “average invested assets,” calculated as follows:

(1)

if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 7% annualized distribution rate (assuming a share was purchased  for $10.00), it will pay a fee equal to 0.25% of its “average invested assets” for that prior calendar quarter;

(2)

if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 6% annualized distribution rate but less than an average 7% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.1875% of its “average invested assets” for that prior calendar quarter;

(3)

if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 5% annualized distribution rate but less than an average 6% annualized distribution rate (in each case

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2009

(Unaudited)

assuming a share was purchased for $10.00), it will pay a fee equal to 0.125% of its “average invested assets” for that prior calendar quarter; or

(4)

if the Company does not satisfy the criteria in (1), (2) or (3) above in a particular calendar quarter just ended, it will not, except as set forth below, pay a business management fee for that prior calendar quarter.

Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid.  If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time.  The Company also will reimburse the Business Manager or any affiliate for all expenses that it, or any affiliate including the Sponsor, pays or incurs on our behalf including the salaries and benefits of persons employed by the Business Manager or its affiliates and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or the Business Manager or its affiliates.  For these purposes, secretary will not be considered an “executive officer.”

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2009

(Unaudited)

Incentive fee

After the stockholders have first received, from distributions from all sources, a 10% per annum cumulative, non-compounded return on, plus return of, their “invested capital,” the Company will pay the Business Manager an incentive fee equal to 15% of the net proceeds from the sale of its real estate assets, including assets owned by a REIT or other real estate operating company that was acquired and operates as a subsidiary.

Listing fee

Upon a “liquidity event,” the Company will pay its Business Manager a listing fee equal to 15% of the amount by which (1) the “market value” of the outstanding shares of its common stock, or the common stock of its subsidiary, plus the total distributions paid to stockholders from inception until the date that market value is determined exceeds (2) the aggregate invested capital, less any distributions of net sales or financing proceeds, plus the total distributions required to be paid to the Company’s stockholders in order to pay them the “priority return” from inception through the date that market value is determined.  In the event that, at the date of determination, stockholders have not received a return of capital plus the priority return, less any distributions of net sales or financing proceeds, the fee will be paid at the time that we have paid the total distributions required to be paid to stockholders in order to pay them the priority return, calculated as described herein.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2009

(Unaudited)

As used herein, a “liquidity event” means a listing or any merger, reorganization, business combination, share exchange, acquisition or other similar transaction in which the Company’s stockholders receive cash or the securities of another issuer that are listed on a national securities exchange, as full or partial consideration for their shares.  “Market value” means the value measured in connection with a liquidity event determined as follows: (1) in the case of the listing of the Company’s shares, or the shares of the common stock of any of the Company’s subsidiaries, on a national securities exchange, by taking the average closing price over the period of thirty consecutive trading days during which the Company’s shares, or the shares of the common stock of its subsidiary, as applicable, are eligible for trading, beginning on the 180th day after the applicable listing or (2) in the case of the receipt by the Company’s stockholders of securities of another entity that are trading on a national securities exchange prior to, or that become listed concurrent with, the consummation of the liquidity event, as follows: (a) in the case of shares trading before consummation of the liquidity event, the value ascribed to the shares in the transaction giving rise to the liquidity event; and (b) in the case of shares which become listed concurrent with the closing of the transaction giving rise to the liquidity event, the average closing price over the period of thirty consecutive trading days during which the shares are

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

September 30, 2009

(Unaudited)

eligible for trading, beginning on the 180th day after the applicable listing.  In addition, any cash consideration received by the Company’s stockholders in connection with any liquidity event will be added to the market value determined in accordance with clause (1) or (2). Finally, for these purposes, “priority return” means, on an aggregate basis, a 6% per annum cumulative, non-compounded return on aggregate invested capital.

(4)  Subsequent Events

The Company has evaluated events and transactions that have occurred subsequent to September 30, 2009 through November 13 , 2009, the date of issuance of the financial statement, for potential recognition or disclosure in these financial statements.

On October 14, 2009, the Company’s board of directors declared distributions payable to stockholders of record each day beginning on the close of business on October 15, 2009 through the close of business on December 31, 2009, plus an additional distribution to all stockholders of record on October 14, 2009.  Distributions will be paid monthly in arrears as follows:

•

For stockholders of record between October 15 and October 31, 2009, distributions paid equaled a daily amount that, if paid each day for a 365-day period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share, calculated at a rate of $0.00164384 per share per day.

•

For stockholders of record on October 14, 2009, an additional distribution was paid in an amount equal to $0.02301376 per share, which equates to $0.00164384 per day for the first fourteen days of October.

•

Total distributions declared for the month of October, in the amount of $28,028., were paid on November 3, 2009.

The Company will not use any of the net proceeds from the offering to fund these distributions.

On October 20, 2009, the Company placed on deposit $2,500,000 in a money market account maintained at a bank which is owned by parties affiliated with our Sponsor.

As of November 12, 2009, the Company has raised net capital of $11,691,957 from the offering of shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this report.

The following discussion and analysis relates to the three and nine months ended September 30, 2009, the three months ended September 30, 2008 and the period from June 30, 2008 (inception) through September 30, 2008   and as of September 30, 2009 and December 31, 2008.  You should read the following discussion and analysis along with our Financial Statements and the related notes included in this report.

Overview

We are a newly organized Maryland corporation sponsored by Inland Real Estate Investment Corporation, or “IREIC,” and formed to acquire and develop commercial real estate located in the United States and Canada.  We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. On August 24, 2009, we commenced an initial public offering of 500,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation. We also are offering up to 50,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan. We intend to be taxed as a REIT commencing with the tax year ending December 31, 2009 and intend to continue to qualify as a REIT for tax purposes.

We are managed by our business manager, Inland Diversified Business Manager & Advisor, Inc., referred to herein as our “Business Manager.”

Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group (collectively referred to herein as the “Real Estate Managers”), will serve as our real estate managers.

Liquidity and Capital Resources

Our principal demand for funds will be to acquire real estate assets and securities, to pay operating expenses, interest on our outstanding indebtedness and to make distributions to our stockholders.  We will generally fund our cash needs for items other than asset acquisitions from operations.  Our cash needs for acquisitions will be funded primarily from the sale of our shares, including those offered for sale through our distribution reinvestment plan.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager and Inland Real Estate Acquisitions, or “IREA,” will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than those earned on real estate assets.  These lower returns may affect our ability to make distributions.

Potential future sources of liquidity include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed cash flow from operations (funds from operations).  If necessary, we may use financings or other sources of liquidity (capital) in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

As of September 30, 2009, the Company received net offering proceeds totaling $2,658,866 from the sale of our stock.

Through September 30, 2009, our liquidity needs have primarily been to pay for organization and offering costs.   Our Sponsor has advanced $2,223,800 to us for those requirements.

In addition to dividends declared for the month of October 2009, the following dividends have also been declared by our board of directors:

•

For stockholders of record between November 1, 2009 and November 30, 2009, distributions to be paid will equal a daily amount that if paid each day for a 365- day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share, calculated at a rate of $0.00164384 per share per day to be paid on December 3, 2009.

•

For stockholders of record between December 1, 2009 and December 31, 2009, distributions to be paid will equal a daily amount that if paid each day for a 365- day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share, calculated at a rate of $0.00164384 per share per day to be paid on January 4, 2010.

The Company intends to continue paying distributions for future periods in the amounts and at times as determined by its board.  The Company anticipates that some or all of the monies needed to pay these distributions will be funded from capital contributions that the Sponsor has advised the Company that it intends to fund.  The Sponsor will not receive any additional shares of the Company’s common stock for making any of these contributions.  The Sponsor previously invested $200,000 at the time of the Company’s formation.  The Company will not use any of this contribution to fund distributions.  There is no assurance that the Sponsor will continue to contribute monies to fund future distributions.

Stockholder liquidity: We will provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders until such time as a market for the shares develops, if at all:

The distribution reinvestment plan will allow stockholders who purchased shares pursuant to our offering to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share.

The share repurchase program will provide existing stockholders with limited interim liquidity by enabling them to sell shares back to us. The prices at which shares may be sold back to us are as follows:

•

$9.00 per share for stockholders who have owned their shares for at least one year, but less than five years, and

•

$9.50 per share for stockholders who have owned their shares for at least five years.

Shares repurchased by the Company will not be available for resale.  During any offering period, the repurchase price will be equal to or below the price of the shares specified in the offering.  However, if a stockholder dies prior to or after owning the shares for one year, the one-year holding period will not be applicable, and any shares held for less than one year by the deceased will, subject to the conditions of the program, be repurchased at a price equal to $9.00 per share.

In the case of any repurchases other than upon the death of a stockholder, we are authorized to use only the proceeds from our distribution reinvestment plan during that month and we will limit the number of shares repurchased during any calendar year to 3% of the number of shares of common stock outstanding on December 31st of the previous calendar year.  In the case of repurchases made upon the death of a stockholder, we are authorized to use any funds to complete the repurchase, and neither the limit regarding funds available from the distribution reinvestment plan nor the 3% limit will apply.

Cash Flow Analysis

We have not realized any cash flows from net rental income as of September, 30, 2009. Our only cash flows from operating activities has been $81 in interest earned on the short term investment of our cash, over the past several months.

We have used $1,000 in cash flows from investing activities through September 30, 2009, which consists of an investment in a related party.

The net cash flows from financing activities for the nine months ending September 30, 2009, totals $2,277,742 and consists primarily of $2,719,618 from the sale of our stock, $1,192,693 advanced from our Sponsor, net of $1,775,639 used to pay offering costs.

As of September 30, 2009, we had not paid any distributions.

Results of Operations

We intend to use the proceeds of our offering to acquire interests in commercial real estate, including acquiring REITs or other “real estate operating companies,” and other real estate assets such as joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans to third parties or to related parties of, or entities sponsored by, IREIC.  Our primary investment objectives are to balance investing in real estate assets that produce attractive current yields and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders.

As of September 30, 2009, we had not acquired any real estate assets.

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, has promulgated a standard known as “Funds from Operations,” or “FFO,” which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest.  FFO is not intended to be an alternative to “Net Income” as an indicator of our performance nor to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions.  Because FFO excludes depreciation and amortization unique to real estate, gains from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year or with other REITs, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

We will offer this measure to assist the users of our financial statements under GAAP, but FFO is not a financial measure recognized under GAAP and should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. In addition, our calculation of FFO is not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. These measures should not be relied upon as a substitute for any GAAP measure, including net income.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles, or “GAAP,” requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  This section discusses those critical accounting policies and estimates which may impact the Company’s financial reporting in future periods.  These judgments may result from the need to make estimates about the effect of matters that are inherently uncertain. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion summarizes our current views on what is expected to be taken into consideration upon the application of those policies.

Acquisition of Investment Property

We will be required to allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms.  In addition, we will be required to allocate a portion of the purchase price to the value of customer relationships, if any.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We will use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements.  The aggregate value of intangibles is measured based on the difference between the stated price and the property value calculation as if vacant.  We will determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  We also will allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values.  We also will evaluate each acquired lease based upon current market rates at the acquisition date and we will consider various factors including geographical location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market lease costs, we will allocate a portion of the purchase price to such above or below acquired leases based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The determination of the discount rate used in the present value calculation is based upon the “risk free rate.”  This discount rate is a significant factor in determining the market valuation which will require our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Investment Property

We will assess the carrying value of each investment property on a quarterly basis to determine if indicators of impairment exist.  If events or circumstances support the possibility of impairment we will prepare a projection of the undiscounted future cash flows of the investment property to determine if the investment is recoverable.  If impairment is indicated, an adjustment will be made to the carrying value of the investment property to reduce the carrying value to its current fair value.  The valuation and possible subsequent impairment of each investment property is a significant estimate that can and may change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

In addition, we will evaluate our equity method investments for impairment indicators.  The valuation analysis considers the investment positions in relation to the underlying business and activities of our investments.

Cost Capitalization and Depreciation Policies

Costs incurred in connection with the acquisition of investment property will be expensed as incurred.

We will review all expenses, paid at the property level and capitalize items which are deemed to be an upgrade or a tenant improvement.  These costs will be capitalized and included in the investment properties classification as an addition to buildings and improvements.

Buildings and improvements will be depreciated on a straight-line basis based upon estimated useful lives of thirty years for buildings and improvements, and five to fifteen years for site improvements.  Furniture, fixtures and equipment will be depreciated on a straight-line basis over five to ten years.  Tenant improvements will be depreciated on a straight line basis over the lesser of the term of the lease or the life of the asset. The portion of the purchase price allocated to acquired above market costs and acquired below market costs will be amortized on a straight-line basis over the term of the related lease as an adjustment to net rental income.  Acquired in-place lease costs, other leasing costs, and tenant improvements will be amortized on a straight-line basis over the term of the related lease as a component of amortization expense.  The portion of the purchase price allocated to acquired in-place lease costs will be amortized on a straight line basis over the term of the related lease.

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.

Investment in Marketable Securities

We will asses our investments in marketable securities for changes in the market value of the investments.   A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary, will result in an impairment to reduce the carrying amount to fair value.  The impairment will be charged to earnings and a new cost basis for the security will be established.  To determine whether an impairment is other-than-temporary, we will consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.  We will consider the following factors in evaluating our securities for impairments that are other than temporary:

•

declines in the REIT and overall stock market relative to our security positions;

•

the estimated net asset value (“NAV”) of the companies we invest in relative to their current market prices;

•

future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and

•

duration of the decline in the value of the securities.

Revenue Recognition

We will commence revenue recognition on our leases based on a number of factors.  In most cases, revenue recognition under a lease will begin when the lessee takes possession of or controls the physical use of the leased asset. Generally, this will occur on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.  If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.

If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset will be the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease.  In these circumstances, we will begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  We will consider a number of different factors to evaluate whether the Company or the lessee is the owner of the tenant improvements for accounting purposes.  These factors include:

•

whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•

whether the tenant or landlord retains legal title to the improvements;

•

the uniqueness of the improvements;

•

the expected economic life of the tenant improvements relative to the length of the lease; and

•

who constructs or directs the construction of the improvements.

We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable in the accompanying balance sheets.  Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decreases in the later years of a lease.  We periodically will review the collectability of outstanding receivables.  Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenses are incurred.  We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

We will recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

We will recognize lodging operating revenue on an accrual basis consistent with operations.

Partially-Owned Entities

We will consolidate the operations of a joint venture if we determine that we are either the primary beneficiary of a variable interest entity or have substantial influence and control of the entity.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual returns.  There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity.  If we consolidate an entity, the assets, liabilities and results of operations of a variable interest entity will be included in our consolidated financial statements.

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we will use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations would be reflected as equity in earnings (loss) on unconsolidated joint ventures on our statements of operations.  Additionally, our net investment in the joint venture would be reflected as investment in and advances to joint venture as an asset on the balance sheets.

Acquisition of Businesses

Acquisitions of businesses, if any, will be accounted for using purchase accounting.  The assets and liabilities of the acquired entities will be recorded using the fair value at the date of the transaction and allocated to tangible and intangible assets.  Any additional amounts will be allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed.  We will amortize identified intangible assets that are determined to have finite lives, which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired.  Intangible assets subject to amortization will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss will be recognized if the carrying amount of an intangible asset, including the related real estate when appropriate, is not recoverable and the carrying amount exceeds the estimated fair value.

Goodwill

Amounts accounted for goodwill will not be amortized, but instead evaluated for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

Valuation of Accounts and Rents Receivable

We will take into consideration certain factors that require judgments to be made as to the collectability of receivables.  Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

REIT Status

We intend to qualify as a Real Estate Investment Trust (“REIT”).  In order to qualify as a REIT, we will be required to distribute at least 90% of our REIT taxable income to our stockholders.  We must also meet certain asset and income tests, as well as other requirements.  We will monitor the business and transactions that may potentially impact our REIT status.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expand our real estate investment portfolio and operations.  We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and investments in commercial mortgage-backed securities.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us.  If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk.  We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

With regard to variable rate financing, our Business Manager will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  Our Business Manager will maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions.  While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.  Our board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Item 4T. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse affect on our business, financial condition, results of operations and ability to pay distributions to our stockholders. Our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors,” section.

Risks Related to Our Business

We have no operating history, and neither our prior performance nor the prior performance of programs sponsored by IREIC should be used to predict our future results.

We are newly-formed with no operating history.  We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. You should not rely on the past performance of other real estate investment programs sponsored by IREIC to predict our future results.

There is no public market for our shares, and you may not be able to sell your shares.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. There is no public market for our shares and no assurance that one may develop. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board does not anticipate evaluating a listing on a national securities exchange until at least 2014.  Further, our charter limits a person or group from owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock without prior approval of our board. These restrictions may inhibit your ability to sell your shares.

Our share repurchase program may be amended, suspended or terminated by our board of directors.

Our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program.  Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases.  Any amendments to, or suspension or termination of, the share repurchase program may restrict or eliminate your ability to have us repurchase your shares and otherwise prevent you from liquidating your investment.

The amount and timing of distributions may vary.  We may pay distributions from the proceeds generated by borrowings.

There are many factors that can affect the availability and timing of cash distributions to stockholders such as our ability to buy, and earn positive yields on, real estate assets, the yields on securities of other entities in which we invest, our operating expense levels, as well as many other variables. The actual amount and timing of distributions will be determined by our board of directors in its discretion, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements and general financial condition.  Actual cash available for distribution may vary substantially from estimates.  In addition, to the extent we invest in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation.  Until the proceeds from our offering are fully invested and from time to time thereafter, we may not generate sufficient cash flow from operations, determined in accordance with GAAP, to fully fund distributions.  As used herein, “GAAP” means generally accepted accounting principles as in effect in the United States of America from time to time or such other accounting basis mandated by the SEC.  Some or all of our distributions may be paid from the proceeds generated by borrowings, including borrowings secured by our assets, and from the proceeds from the sale of our assets.  Distributions reduce the amount of money available to invest in properties or other real estate assets.  Further, distributions that exceed cash flows from operations or the cash flow generated by investing activities will likely not be sustainable for a significant period of time.

We may suffer from delays in selecting, acquiring and developing suitable properties.

Regardless of the amount of capital we raise or borrow, we may experience delays in deploying our capital into assets or in realizing a return on the capital we invest.  The more money we raise in our public offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the relatively large size of our offering increases the risk of delays.  We could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements such as those imposed by the SEC which require us to provide audited financial statements and our reliance on our Business Manager to locate suitable investments for us at times when the management of our Business Manager is simultaneously seeking to locate suitable investments for other IREIC-sponsored programs.  Further, our investments may not yield immediate returns.  For example, properties acquired before the start of construction or during the early stages of construction typically will not generate income for some period of time. Likewise, we may experience delays as a result of negotiating or obtaining the necessary purchase documentation to close an acquisition.

We also may invest all proceeds we receive from our offering in short-term, highly-liquid investments. These short-term investments, although liquid, generally generate very little current yield.  These yields will likely be less than the distribution yield paid to stockholders. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees in connection with our current offering and the expenses of our Business Manager, Real Estate Managers and other affiliates of IREIC in connection with acquiring real estate assets for us.

Our charter authorizes us to issue additional shares of stock, which may reduce the percentage of our common stock owned by our other stockholders, subordinate your rights or discourage a third party from acquiring us.

Investors purchasing in our offering will not have preemptive rights to purchase any shares issued by us in the future. Our charter authorizes us to issue up to 2.5 billion shares of capital stock, of which 2.46 billion shares are designated as common stock and 40 million are designated as preferred stock. We may, in the sole discretion of our board:

•

sell additional shares in our current or any future offerings;

•

issue equity interests in a private offering of securities;

•

classify or reclassify any unissued shares of common or preferred stock by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of redemption of the stock;

•

increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue;

•

issue shares of our capital stock on the exercise of options granted to our independent directors or employees of our Business Manager, Real Estate Managers, Inland Real Estate Acquisitions, Inc. (“IREA”) or their affiliates;

•

issue shares of our capital stock in exchange for real estate assets; or

•

issue shares of our capital stock to our Business Manager or Real Estate Managers in connection with any business combination between us and any of them.

Future issuances of common stock will reduce the percentage of our outstanding shares owned by our other stockholders.  Further, our board of directors could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Your investment may be subject to additional risks if we make investments in Canada.

We may purchase real estate assets located in Canada, and may make or purchase mortgage, bridge, mezzanine or other loans or participations in these loans made by a borrower located in, or secured by property located in, Canada.  To the extent that we invest in real estate assets located in Canada, in addition to risks inherent in domestic real estate investments, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. To the extent that we make real property investments in Canada, we will be subject to changes in the value of the Canadian Dollar relative to the value of the U.S. Dollar.  Although we may hedge our foreign currency risk, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.  In addition, if our REIT status is not recognized in Canada, any income or gains from Canadian sources may be subject to foreign taxation, withholding taxes, transfer taxes and value added taxes.

Actions of our joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties. Our organizational documents do not limit the amount of available funds that we may invest in these joint ventures, and we intend to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. The venture partners may share certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

•

the current economic conditions make it more likely that our co-member, co-venturer or partner in an investment may become bankrupt, which would mean that we and any other remaining general partners, members or co-venturers would generally remain liable for the partnership’s, limited liability company’s or joint venture’s liabilities;

•

that our co-member, co-venturer or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•

that our co-member, co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our objective to qualify as a REIT;

•

that, if our partners fail to fund their share of any required capital contributions, we may be required to contribute that capital;

•

that joint venture, limited liability company and partnership agreements often restrict the transfer of a co-venturer’s, member’s or partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•

that our relationships with our partners, co-members or co-venturers are contractual in nature and may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets at an above-market price to continue ownership;

•

that disputes between us and our partners, co-members or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business; and

•

that we may in certain circumstances be liable for the actions of our partners, co-members or co-venturers.

Current credit market disruptions and recent economic trends may increase the likelihood of a commercial developer defaulting on its obligations with respect to a development project or becoming bankrupt or insolvent.

We may enter into projects that are in various stages of pre-development and development.  Current credit market disruptions and recent economic trends have increased the risk that development projects will fail.  The developers of the projects in which we may invest may be exposed to risks not only with respect to our projects, but also other projects in which they may be involved.  Default by a developer in respect of one of our development project investments, or the bankruptcy, insolvency or other failure of a developer of one of these projects, may require us to assume the senior loan, fund beyond what we are contractually obligated to fund, take over development of the project, find another developer for the project, or sell our interest in the project.  Attempts to limit our capital obligations may be unsuccessful.  Developer failures could delay efforts to complete or sell the development project and could ultimately preclude us from realizing a return on our investment.  These events could cause a decrease in the value of our development assets and compel us to seek additional sources of liquidity, which may or may not be available, in order to hold and complete the development project.  We cannot provide assurance that we would be able to complete the development on terms as favorable as when we first entered into the project.

The failure of any bank in which we may deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

We expect to deposit our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure of any one of these entities.  However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Through 2013, the FDIC is insuring up to $250,000 per depositor per insured bank.  If our deposits exceed these federally insured levels and the banking institutions in which we have deposited our funds ultimately fail, we may lose our deposits over the federally insured levels.

If we internalize our management functions, your interest in us could be diluted, we could incur other significant costs associated with being self-managed and we may have increased exposure to litigation as a result of internalizing our management functions.

At some point in the future, we may consider becoming “self-managed” by internalizing the functions performed for us by our Business Manager and Real Estate Managers, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event.  The method by which we could internalize these functions could take many forms.  We may hire our own group of executives and other employees or we may acquire our Business Manager and Real Estate Managers or their respective assets, including their existing workforce.  The method or cost of internalizing cannot be determined or estimated at this time.  Further, if we acquired our Business Manager and Real Estate Managers, the amount and form of any consideration that we would pay in this type of transaction could take many forms.  For example, we could acquire the Business Manager and Real Estate Managers through a merger in which we issued shares of our common stock for all of the outstanding common stock or assets of these entities.  Issuing shares of our common stock would reduce the percentage of our outstanding shares owned by stockholders prior to any transaction.  Further, issuing promissory notes could reduce our net income, cash flow from operations and our ability to pay distributions to you, particularly if internalizing these functions does not produce cost savings.   Any internalization transaction could result in significant payments to the owners of our Business Manager and Real Estate Managers. The three self-administered REITs previously sponsored by IREIC, Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc., paid approximately $68 million, $197 million and $375 million, respectively, to acquire their respective business managers and real estate managers.  In addition, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders.  For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Business Manager, Real Estate Managers or their affiliates.  In addition, we may not be able to effect an internalization plan that enables us to retain all of the employees of our Business Manager or Real Estate Managers and their affiliates or to maintain a relationship with IREIC.

Internalization transactions have also, in some cases, been the subject of litigation.  Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.  As of the date of this report, Inland Western, another REIT sponsored by IREIC, and IREIC are defendants to a lawsuit filed in connection with Inland Western’s internalization transaction.

If another investment program sponsored by IREIC hires the employees of our Business Manager and Real Estate Mangers and their affiliates in connection with its own internalization transaction, our ability to conduct our business may be adversely affected.

We will rely on persons employed by our Business Manager and Real Estate Managers to manage our day-to-day operations. Some of the employees of our Business Manager and Real Estate Managers, including Mr. Parks and Ms. Foust, who serve as our chairman of the board and a director and as our treasurer, respectively, and Ms. Gujral, who serves as one of our directors, also are employed by IREIC or its affiliates, and may provide services to one or more other investment programs sponsored by IREIC, including specifically Inland American Real Estate Trust, Inc., which is an externally advised REIT.  If Inland American decides to internalize its management functions in the future, it may do so by hiring and retaining certain of the persons currently employed by our Business Manager and Real Estate Managers and their affiliates, and if it did so, would likely not allow these persons to perform services for us.

Although IREIC or its affiliates have previously forgone or deferred business management fees in an effort to increase cash available for distribution by the other REITs previously sponsored by IREIC, our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee.

From time to time, IREIC or its affiliates have agreed to either forgo or defer a portion of the business management fee due them from the other REITs previously sponsored by IREIC to ensure that the particular REIT generated sufficient cash from operating, investing and financing activities to pay distributions. In each case, IREIC or its affiliates determined the amounts that would be forgone or deferred in their sole discretion and, in some cases, were paid the deferred amounts in later periods.  There is no assurance that our Business Manager will charge less than it is entitled to charge.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

The company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we become obligated to register the company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•

limitations on capital structure;

•

restrictions on specified investments;

•

prohibitions on transactions with affiliates; and

•

compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

 The company intends to conduct its operations, directly and through wholly or majority-owned subsidiaries, so that the company and each of its subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is engaged, nor proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

We believe that the company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. In the event that the company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires the company to maintain at least 55% of its assets directly in qualifying assets to qualify for this exception.  Mortgage-backed securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans.  The company’s ownership of mortgage-backed securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past.  These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago.  No assurance can be given that the SEC staff will concur with our classification of our assets.  In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for exemption from regulation under the Investment Company Act.  If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

 A change in the value of any of our assets could cause us to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act.  To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Investments in Real Estate

There are inherent risks with real estate investments.

Investments in real estate assets are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly converted to cash, limiting our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions. Investments in real estate assets also are subject to adverse changes in general economic conditions which reduce the demand for rental space. Other factors also affect the value of real estate assets, including:

•

federal, state or local regulations and controls affecting rents, zoning, prices of goods, fuel and energy consumption, water and environmental restrictions;

•

the attractiveness of a property to tenants; and

•

labor and material costs.

Further, our investments may not generate revenues sufficient to meet operating expenses.

Your investment will be directly affected by general economic and regulatory factors that impact real estate investments.

Because we will invest primarily in commercial real estate, we are impacted by general economic and regulatory factors impacting real estate investments. These factors are generally outside of our control. Among the factors that could impact our real estate assets and the value of your investment are:

•

local conditions such as an oversupply of space or reduced demand for real estate assets of the type that we seek to acquire, including, with respect to any lodging properties, quick changes in supply of and demand for rooms that are rented or leased on a day-to-day basis;

•

inability to collect rent from tenants;

•

vacancies or inability to rent space on favorable terms;

•

inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•

increases in energy costs or airline fares or terrorist incidents which impact the propensity of people to travel and therefore impact revenues from any lodging properties we may acquire, although operating costs cannot be adjusted as quickly;

•

adverse changes in the laws and regulations applicable to us;

•

the relative illiquidity of real estate investments;

•

changing market demographics;

•

an inability to acquire and finance properties on favorable terms;

•

acts of God, such as earthquakes, floods or other uninsured losses; and

•

changes or increases in interest rates and availability of permanent mortgage funds.

In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases.

We will depend on tenants for the majority of our revenue from real property investments, and lease terminations or the exercise of any co-tenancy rights could have an adverse effect.

Defaults on lease payment obligations by our tenants would cause us to lose the revenue associated with that lease and require us to find an alternative source of revenue to pay our mortgage indebtedness and prevent a foreclosure action. If a tenant defaults, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, if a tenant at one of our “single-user facilities,” properties designed or built primarily for a particular tenant or a specific type of use, fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant, if at all, without making substantial capital improvements or incurring other significant re-leasing costs.

Further, with respect to any retail properties we may acquire, we may enter into leases containing co-tenancy provisions. Co-tenancy provisions may allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate, or if a percentage of the property’s gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant. A tenant exercising co-tenancy rights may be able to abate minimum rent, reduce its share or the amount of its payments of common area operating expenses and property taxes or cancel its lease.

Increasing vacancy rates for certain classes of real estate assets resulting from the recent economic downturn and disruption in the financial markets could adversely affect the value of assets we acquire.

Recent disruptions in the financial markets and deteriorating economic conditions have resulted in a trend toward increasing vacancy rates for certain classes of commercial property, including office and retail properties, due to increased tenant delinquencies and defaults under leases, generally lower demand for rentable space, as well as the potential oversupply of rentable space. Business failures and downsizings have led to reduced demand for office space and reduced consumer demand for retail products and services, which has led to reduced demand for retail space. Reduced demand for commercial properties such as retail and office space could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of the properties we may acquire and these properties could experience higher levels of vacancies than anticipated at the time of our acquisition. The value of our real estate assets could decrease below the amounts we paid for them. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. Additionally, we will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

The current economic conditions may cause the tenants in any properties we acquire to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business.  We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent.  A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court.  In addition, we cannot evict a tenant solely because of bankruptcy.  The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums.  If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full.  If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages.  An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims.  Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected.  As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results are likely to be impacted by economic changes affecting the real estate markets in that area.  Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

If we acquire retail properties, we may be restricted from re-leasing space.

In the case of leases with retail tenants, the majority of the leases contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our Business Manager and Real Estate Managers in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on real property.  Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

If we acquire lodging or healthcare-related properties, we will depend on third-parties to manage those facilities.

In order to qualify as a REIT, we will not be able to operate any lodging or healthcare-related properties that we acquire or participate in the decisions affecting the daily operations of these properties. We will lease any lodging and healthcare-related properties we acquire to a taxable REIT subsidiary, or “TRS,” in which we may own up to a 100% interest.  Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage these properties. Thus, independent operators, under management agreements with our TRS, will control the daily operations of our lodging and healthcare-related properties.

We will depend on these independent management companies to operate our lodging and healthcare-related properties. We will not have the authority to require these properties to be operated in a particular manner or to govern any particular aspect of the daily operations, such as establishing room rates at our lodging properties. Thus, even if we believe our lodging or healthcare-related properties are being operated inefficiently or in a manner that does not result in satisfactory results, we may not be able to force the management company to change its method of operation of these properties. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement.  In the event that we need to replace any management company, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected properties.

Franchise agreements may limit our flexibility.

Any lodging properties that we acquire will be operated pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements may contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties. We do not know whether those limitations may conflict with our ability to create specific business plans tailored to each property and to each market.

The standards may change over time, in some cases at the direction of the franchisor, and may restrict our TRS’s ability, as franchisee, to make improvements or modifications to a property without the consent of the franchisor. In addition, compliance with the standards could require us or our TRS, as franchisee, to incur significant expenses or capital expenditures. Action or inaction on our part, or by our TRS, could result in a breach of those standards or other terms and conditions of the franchise agreements and could result in the loss or cancellation of a franchise license.

In connection with terminating or changing the franchise affiliation of a lodging property, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the property covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor.

The lodging industry is seasonal.

The lodging industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result of the seasonality of the lodging industry, there will likely be quarterly fluctuations in results of operations of any lodging properties that we may own. Quarterly financial results may be adversely affected by factors outside our control.

The lodging market is highly competitive and generally subject to greater volatility than other market segments in which we may invest.

The lodging business is highly competitive and influenced by factors such as location, room rates and quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the lodging industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our lodging properties. The demand for rooms at any lodging properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire.

The healthcare industry is heavily regulated and existing and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of tenants at our healthcare-related facilities to make lease payments to us.

We intend to invest in medical office buildings and healthcare-related facilities.  The healthcare industry is highly regulated by federal, state and local laws, and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules. In addition, healthcare facilities are subject to regulatory approvals not required for other types of real estate. Sanctions for failure to comply with these regulations and laws include, but are not limited to, loss of or inability to obtain licensure, fines and loss of or inability to obtain certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of any tenant to comply with these laws, requirements and regulations could affect its ability to establish or continue its operation of the facility or facilities and could adversely affect the tenant’s ability to make lease payments to us.  In addition, restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants may affect our ability to terminate lease agreements, remove tenants that violate lease terms and replace existing tenants with new tenants at these facilities. Furthermore, these matters may affect new tenants’ ability to obtain reimbursement for services rendered, which could adversely affect their ability to pay rent to us and to pay principal and interest on their loans from us.

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of tenants at our healthcare-related facilities, and hinder their ability to make rent payments to us.

Sources of revenue for tenants and operators at any healthcare-related facilities that we may acquire may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by these payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of these tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. We believe that tenants at healthcare-related facilities will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, we anticipate that there will be a marked increase in the number of patients reliant on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of tenants at our healthcare-related facilities.

Tenants of our medical office buildings and healthcare-related facilities may be subject to significant legal action that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.

Certain types of tenants of medical office buildings and healthcare-related facilities may often become subject to claims that their services have resulted in patient injury or other adverse effects.  The insurance coverage maintained by these tenants may neither cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available due to state law.  Tenants in these states may be liable for punitive damage awards that are either not covered or that exceed their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not typically available to cover these losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments exceed their insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent.

Delays in collecting accounts receivable by tenants at our healthcare-related facilities could adversely affect their cash flows and financial condition and their ability to meet their obligations to us.

Billing and collection of accounts receivable by our tenants at healthcare-related facilities are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors. If these tenants fail to bill and collect on a timely basis in accordance with these regulations and rules, they could be subject to payment delays that could negatively impact their cash flows and ultimately their financial condition and their ability to meet their obligations to us.

Short-term leases may expose us to the effects of declining market rent.

Certain types of the properties we may acquire, such as multi-family and student housing properties, typically have short term leases with tenants.  There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.

We may be exposed to the annual leasing cycle of student housing properties, changing university admission and housing policies, and other risks inherent in the student housing industry.

Student housing properties must be almost entirely re-leased each year, exposing us to increased leasing risk. These facilities are highly dependent on the effectiveness of their marketing and leasing efforts and personnel during the late summer and early fall re-leasing season. Changes in university admission policies can also adversely affect student housing properties, such as requirements that freshman, or other classes of students, live in a university-owned facility, resulting in lower occupancy rates for other facilities. Additionally, many colleges and universities own and operate their own competing on-campus housing, offering better proximity to the campus and on-campus facilities. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us, thereby enabling them to offer lower rental rates than competing facilities and negatively impacting our property occupancy or rental rates. Federal and state requirements to publish reports of crime or other negative publicity regarding the safety of the students residing on, or near, our student housing properties may have an adverse effect on the operations of these types of properties.

Your investment may be subject to additional risks if we invest in public infrastructure assets.

Your investment may be subject to additional risks if we invest in public infrastructure assets.  Public infrastructure assets are subject to different operating risks than more traditional investments in real properties. These risks include, but are not limited to:

•

operational problems or supply disruption at a facility;

•

disruptions caused by significant catastrophic events, such as major plant breakdowns, pipeline or electricity line ruptures, or other disasters;

•

the imposition of special tariffs and changes in tax laws, regulatory policies and accounting standards;

•

a change in the number of users who use the assets, which could negatively impact our profitability; and

•

general changes in market sentiment towards infrastructure assets.

Moreover, acquiring infrastructure assets often involves an ongoing commitment to a governmental agency. The nature of these commitments exposes the owners of infrastructure assets to a higher level of regulatory control and risk than typically imposed on other businesses or real estate assets. Cash flows from these assets may be disrupted or altered by an adverse change in regulation by various government authorities, including regulation of rates charged to customers.

In addition, specific infrastructure assets may face completely unique risks. For example, in the case of private toll roads, there are risks relating to improper grading, improper lane design and improper access. States and the federal government generally do not face suits relating to these factors because of the doctrine of sovereign immunity, which would not apply to a private toll road operator. Thus, absent specific protective legislation, any person injured on a private toll road may sue the toll road owner. As another example, correctional facilities entail heightened risks associated with fire safety (due to prisoner incarceration and the inability to quickly exit a burning facility), design (prison population control issues and non-inmate safety), and potentially high construction costs associated with security features. Additionally, government agencies are the only likely lessees, thus reducing the competitive pressures for high lease rates. Also potentially affecting lease rates would be demand for cells, which could decline dramatically because of a variety of factors, most particularly the crime rate, but also factors such as prison sentence guidelines and parole policies.

We will not own or control the land in any ground lease properties that we may acquire.

We may acquire property on land owned by a governmental entity or other third party, while we own a leasehold, permit, or similar interest. This means that while we have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, we will have no economic interest in the land or building at the expiration of the ground lease or permit. As a result, we will not share in any increase in value of the land associated with the underlying property. Further, because we do not control the underlying land, the lessor could take certain actions to disrupt our rights in the property or our tenants’ operation of the properties or the case of a governmental entity, take the property in an eminent domain proceeding.

We may be unable to sell assets if or when we decide to do so.

Qualifying as a REIT and avoiding registration under the Investment Company Act as well as many other factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type, may limit our ability to sell real estate assets.  These factors are beyond our control. We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

We may, from time to time, sell a property or other asset by providing financing to the purchaser. There are no limits or restrictions on our ability to accept purchase money obligations secured by a mortgage as payment for the purchase price. The terms of payment to us will be affected by custom in the area where the property being sold is located and then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or reinvestment in other properties, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. We will bear the risk of default by the purchaser and may incur significant litigation costs in enforcing our rights against the purchaser.

Sale leaseback transactions may be recharacterized in a manner unfavorable to us.

We may from time to time enter into a sale leaseback transaction where we purchase a property and then lease the property to the seller. The transaction may, however, be characterized as a financing instead of a sale in the case of the seller’s bankruptcy. In this case, we would not be treated as the owner of the property but rather as a creditor with no interest in the property itself. The seller may have the ability in a bankruptcy proceeding to restructure the financing by imposing new terms and conditions. The transaction also may be re-characterized as a joint venture. In this case, we would be treated as a joint venturer with liability, under some circumstances, for debts incurred by the seller relating to the property.

An increase in real estate taxes may decrease our income from properties.

From time to time the amount we pay for property taxes will increase as either property values increase or assessment rates are adjusted. Increases in a property’s value or in the assessment rate will result in an increase in the real estate taxes due on that property. If we are unable to pass the increase in taxes through to our tenants, our net operating income for the property will decrease.

CC&Rs may restrict our ability to operate a property.

We may acquire properties that are contiguous to other parcels of real property, comprising part of the same commercial center.  These properties may be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” that restrict our operation of these properties and any improvements on these properties, and our ability to grant easements on such properties. Moreover, the operation and management of contiguous properties may impact those properties. Compliance with CC&Rs may adversely affect our operating costs.

Uninsured losses or premiums for insurance coverage may adversely affect your returns.

The nature of the activities at certain properties we may acquire will expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally require property owners to purchase specific coverage insuring against terrorism as a condition for providing mortgage, bridge or mezzanine loans. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for these losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot assure you that we will be able to fund any uninsured losses.

Our operating results may be negatively affected by potential development and construction delays and the resulting increase in costs and risks.

Investing in properties under development, including lodging properties which typically must be renovated or otherwise improved on a regular basis, subjects us to uncertainties such as the ability to achieve desired zoning for development, environmental concerns of governmental entities or community groups, ability to control construction costs or to build in conformity with plans, specifications and timetables. We may have to institute legal action to compel performance, or rescind a purchase contract or construction contract if a builder fails to perform.  Construction delays could give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or advance other costs to third parties prior to completing construction. These and other factors can increase the costs of a project or cause us to lose our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed or renovated projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of fair market value upon completing construction when agreeing upon a price to be paid for the property at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property.

The costs of complying with environmental laws and other governmental laws and regulations may adversely affect us.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. We also are required to comply with various local, state and federal fire, health, life-safety and similar regulations.  Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigating or remediating contaminated properties.  These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.   The cost of removing or remediating could be substantial.  In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for borrowing.

Environmental laws and regulations also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures by us.  Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.  Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us.  We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability on us or that the environmental condition of our properties will not be affected by the manner in which tenants operate their businesses, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

The presence of mold at any of our properties could require us to undertake a costly program to remediate, contain or remove the mold. Mold growth may occur when moisture accumulates in buildings or on building materials. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. The presence of mold could expose us to liability from our tenants, their employees and others if property damage or health concerns arise.

We may incur significant costs to comply with the Americans With Disabilities Act or similar laws.

Our properties will generally be subject to the Americans With Disabilities Act of 1990, as amended, which we refer to as the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. In addition, with respect to any apartment properties, we also must comply with the Fair Housing Amendment Act of 1988, or FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors.

The requirements of the Disabilities Act or FHAA could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act and the FHAA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with these laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. We may incur significant costs to comply with these laws.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

We may acquire real estate assets located in areas that are susceptible to attack. In addition, any kind of terrorist activity, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could lessen travel by the public, which could have a negative effect on any of our lodging operations. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. Any terrorist incident may, for example, deter people from traveling, which could affect the ability of our lodging properties to generate operating income and therefore our ability to pay distributions to you. Additionally, increased economic volatility could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices.

We may have increased exposure to liabilities as a result of any participation by us in Section 1031 Exchange Transactions.

We may enter into transactions that qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code, referred to herein as “1031 Exchange Transactions.”  Real estate acquired through a 1031 Exchange Transaction is commonly structured as the acquisition of real estate owned in co-tenancy arrangements as tenants-in-common with persons (referred to as “1031 Participants”), generally held in tax pass-through entities, including single-member limited liability companies or similar entities. Changes in tax laws may adversely affect 1031 Exchange Transactions. Owning co-tenancy interests involves risks generally not otherwise present with an investment in real estate such as:

•

the risk that a co-tenant may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•

the risk that a co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•

the possibility that a co-tenant might become insolvent or bankrupt, which may be an event of default under mortgage loan financing documents or allow a bankruptcy court to reject the tenants in common agreement or management agreement entered into by the co-tenants owning interests in the property.

Actions by a co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

If our interests become adverse to those of the other co-tenants in a 1031 Exchange Transaction, we may not have the contractual right to purchase the co-tenancy interests from the other co-tenants. Even if we are given the opportunity to purchase the co-tenancy interests, we cannot guarantee that we will have sufficient funds available to complete a purchase.

In addition, we may desire to sell our co-tenancy interests in a given property at a time when the other co-tenants do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. We also expect it to be more difficult to find a willing buyer for our co-tenancy interests in a property than it would be to find a buyer for a property we owned outright. Further, agreements that contain obligations to acquire unsold co-tenancy interests in properties may be viewed by institutional lenders as a contingent liability against our cash or other assets, limiting our ability to borrow funds in the future.

Risks Related to Investments in Other Real Estate Assets

We may own equity interests in a number of REITs or other real estate operating companies that invest in real estate or real estate-related assets and are, therefore, subject to the risks impacting each entity’s assets.

We may invest in real estate-related securities of both publicly traded and private real estate companies.  Real estate-related equity securities are always unsecured and subordinated to other obligations of the issuer.  Investments in real estate-related equity securities are subject to numerous risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities; and (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations.  In addition, investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer.  Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein.

Recent market conditions and the risk of continued market deterioration may reduce the value of any real estate related securities in which we may invest.

Recently the U.S. credit markets and the residential mortgage market have experienced severe dislocations and liquidity disruptions. Mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. credit and financial markets as a whole.

If we invest in real estate related securities, including CMBS, as part of our investment strategy, we will be further exposed to the credit market volatility.  Turmoil in the credit market may have a material adverse effect on the value of our securities portfolio.

Because there may be significant uncertainty in the valuation of, or in the stability of the value of, securities holdings, the fair values of these investments might not reflect the prices that we would obtain if we sold these investments.  Furthermore, due to the recent market events, these investments would be subject to rapid changes in value caused by sudden developments that could have a material adverse affect on the value of these investments.

To the extent that these volatile market conditions persist or deteriorate, they may negatively impact our ability to both acquire and sell any real estate related securities holdings at a price and with terms acceptable to us, and we could be required to recognize impairment charges or unrealized losses.

Our investments in mortgage, mezzanine, bridge and other loans as well as our investments in CMBS and other debt may be affected by unfavorable real estate market conditions, which could decrease the value of those assets and the return on your investment.

If we make, or invest in, mortgage, mezzanine or other real estate-related loans, we will be at risk of defaults by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the value of the properties ultimately securing our loans will remain at the level existing on the date of origination. If the value of the underlying properties decreases, our risk will increase because of the lower value of the security associated with such loans. Our investments in CMBS and other real estate-related debt will be similarly affected by real estate market conditions.

If we make, or invest in, mortgage, mezzanine, bridge or other real estate-related loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of your investment would be subject to fluctuations in interest rates.

If we make, or invest in, fixed-rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge or other real estate-related loans, our returns on those loans and the value of your investment will be subject to fluctuations in interest rates.

The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support designed to reduce credit risk may not be effective due, for example, to defaults by third party guarantors.

CMBS are also subject to several risks created through the securitization process.  Generally, CMBS are issued in classes or tranches similar to mortgage loans.  To the extent that we invest in a subordinate class or tranche, we will be paid interest only to the extent that there are funds available after paying the senior class. To the extent the collateral pool includes delinquent loans, subordinate classes will likely not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. Further, the ratings assigned to any particular class of CMBS may prove to be inaccurate.  Thus, any particular class of CMBS may be riskier and more volatile than the rating may suggest, all of which may cause the returns on any CMBS investment to be less than anticipated.

Any mortgage loans that we originate or purchase will be subject to the risks of delinquency and foreclosure.

We may originate and purchase mortgage loans. Mortgage loans are subject to risks of delinquency and foreclosure, and risks of loss.  Typically we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a loan secured by an income-producing property generally depends upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. A property’s net operating income can be affected by, among other things:

•

increased costs, including, with respect to any lodging properties, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•

poor real estate management decisions;

•

property location and condition;

•

competition from comparable types of properties;

•

changes in specific industry segments;

•

declines in regional or local real estate values, or occupancy rates; and

•

increases in interest rates, real estate tax rates and other operating expenses.

We will bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. We may also be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to operate or improve the property.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the entity owning the real property. These types of investments involve a higher degree of risk than if we invest in the senior mortgage secured by income producing real property because if a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is satisfied. As a result, we may not recover some or all of our investment.

The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B-Notes, which are typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral.  As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. The market in which the asset is located may not recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. In these cases, we may be exposed to a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and of our common stock may be adversely affected.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as “non-investment grade.” Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.

We may be required to repurchase loans that we have sold.

If any of the loans we originate or acquire and sell do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans or replace them with substitute loans.  In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to be carried on our books, and our ability to borrow against such assets may be limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

Risks Associated with Debt Financing

Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.

We may, in some instances, acquire real estate assets by using either existing financing or borrowing new monies to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income” to our stockholders, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for federal income tax purposes. Payments required on any amounts we borrow reduce the funds available for, among other things, distributions to our stockholders because cash otherwise available for distribution is required to pay principal and interest associated with amounts we borrow.

Defaults on loans secured by a property we own may result in us losing the property or properties securing the loan that is in default as a result of foreclosure actions initiated by a lender. For tax purposes, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the property. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable gain on the foreclosure but would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate real estate assets. In these cases, we will be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to secure debt financing on attractive terms and the values of our investments.

The capital and credit markets have been experiencing extreme volatility and disruption. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new financing or refinance existing debt. As a result of the ongoing credit market turmoil, we may not be able to obtain financing on attractive terms. Accordingly, we may be forced to use a greater proportion of the proceeds of our current offering to finance our acquisitions. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage.

The disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in cap rates and lower property values. Further, these deteriorating economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make, which could have the following negative effects:

•

the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•

the value of collateral securing any loan investment we may make could decrease below the outstanding principal amounts of such loans, requiring us to pledge more collateral;

•

revenues from our properties could decrease due to fewer tenants or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; or

•

revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for borrowers to meet their payment obligations to us.

If we are unable to borrow at favorable rates, we may not be able to acquire new properties, REITs or other real estate operating companies, which could reduce our income and the amount of distributions that we can make to you.

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to you. Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold.

Lenders may restrict certain aspects of our operations, which could, among other things, limit our ability to make distributions to you.

The terms and conditions contained in any of our loan documents may require us to maintain cash reserves, limit the aggregate amount we may borrow on a secured and unsecured basis, require us to satisfy restrictive financial covenants, prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination, restrict our leasing operations or require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors. In addition, secured lenders may restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions, which preclude pre-payments of a loan, could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective.

From time to time, we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and investments in commercial mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  There is no assurance that our hedging strategy will achieve our objectives.  We may be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  As a result of the global credit crisis, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a counterparty that holds collateral that we post in connection with an interest rate swap agreement could result in the loss of that collateral.

We may be contractually obligated to purchase property even if we are unable to secure financing for the acquisition.

We expect to finance a portion of the purchase price for each property that we acquire. However, to ensure that our offers are as competitive as possible, we do not expect to enter into contracts to purchase property that include financing contingencies. Thus, we may be contractually obligated to purchase a property even if we are unable to secure financing for the acquisition. In this event, we may choose to close on the property by using cash on hand, which would result in less cash available for our operations and distributions to stockholders. Alternatively, we may choose not to close on the acquisition of the property and default on the purchase contract. If we default on any purchase contract, we could lose our earnest money and become subject to liquidated or other contractual damages and remedies.

The total amount we may borrow is limited by our charter.

Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to a 75% loan-to-asset value ratio, unless our board of directors determines that a higher level is appropriate and the excess in borrowing is disclosed to stockholders in our next quarterly report along with the justification for the excess. This limit could adversely affect our business, including:

•

limiting our ability to purchase real estate assets;

•

causing us to lose our REIT status if we cannot borrow to fund the monies needed to satisfy the REIT distribution requirements;

•

causing operational problems if there are cash flow shortfalls for working capital purposes; and

•

causing the loss of a property if, for example, financing is necessary to cure a default on a mortgage.

Risks Related to Conflicts of Interest

IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers.

We do not have any employees and will rely on persons employed by our Business Manager and Real Estate Managers and their affiliates to manage our day-to-day operations. Some of the employees of our Business Manager and Real Estate Managers and their affiliates, including Mr. Parks and Ms. Foust, who serve as our chairman of the board and a director and as our treasurer, respectively, and Ms. Gujral, who serves as one of our directors, also are employed by IREIC or its affiliates, and may provide services to one or more investment programs previously sponsored by IREIC. These individuals face competing demands for their time and service and may have conflicts in allocating their time between our business and assets and the business and assets of IREIC, its affiliates and the other entities formed and organized by IREIC. In addition, if another investment program sponsored by IREIC, including specifically Inland American Real Estate Trust, Inc., which is an externally advised REIT, decides to internalize its management functions in the future, it may do so by hiring and retaining certain of the persons currently employed by our Business Manager and Real Estate Managers, and if it did so, would likely not allow these persons to perform services for us.

We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC.

None of the agreements and arrangements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC were negotiated at arm’s-length.  These agreements may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arm’s length agreements with third parties.

Our Business Manager, our Real Estate Managers and other affiliates of IREIC will receive commissions, fees and other compensation based upon our invested assets.

Our Business Manager will receive fees based on the aggregate book value, including acquired intangibles, of our invested assets.  Further, our Real Estate Managers will receive fees based on the gross income from properties under management or for overseeing management of our properties.  Other parties related to, or affiliated with our Business Manager or Real Estate Managers may also receive fees or cost reimbursements from us.  These compensation arrangements may cause these entities to take or not take certain actions.  For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; (2) retain instead of sell assets, even if our stockholders may be better served by sale or disposition of the assets; or (3) avoid reducing the carrying value of assets that may otherwise be viewed as impaired.  The interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

We compete with other REITs previously sponsored by IREIC for certain properties and other real estate-related investments.

IREIC has sponsored four REITs with similar investment objectives as ours.  One of these entities, Inland American Real Estate Trust, Inc., relies on an affiliate of our Business Manager to serve as its business manager.  Inland American seeks to invest in the same broad range of asset types, as us.  As a result, we may be seeking to buy properties and other real estate assets at the same time as Inland American.  We, along with Inland American, rely to some degree on IREA to identify and assist in acquiring real estate assets.  IREA is an indirect wholly owned indirect subsidiary of The Inland Group.  Mr. Parks is a director of The Inland Group and Mr. Parks and Ms. Gujral are both directors of IREIC and two of the other REITs.

Our Business Manager may have conflicting fiduciary obligations if we acquire real estate assets from affiliates of IREIC.

Our Business Manager may seek to acquire an interest in a real estate asset through a joint venture with entities related to, or affiliated with, IREIC.  In these circumstances, persons employed by our Business Manager who also are employed by IREIC or these other parties may have conflicting fiduciary duties.  In order to minimize the conflict between these fiduciary duties, our charter requires a majority of our disinterested directors, including a majority of our disinterested independent directors, to determine that the transaction is fair and reasonable to us and is on terms and conditions no less favorable than from unaffiliated third parties entering into the joint venture.

From time to time, we may purchase real estate assets from persons who have prior business relationships with affiliates of IREIC.  Our interests in these transactions may be different from the interests of affiliates in these transactions.

From time to time, we may purchase real estate assets from third parties who have existing or previous business relationships with entities affiliated with IREIC. The officers, directors or employees of our Business Manager, IREA, our Real Estate Managers, Inland Capital Markets Group or Inland Institutional Capital Partners who also perform services for IREIC or these other affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of IREIC and its affiliates in preserving or furthering their respective relationships on the other hand. We may, therefore, end up paying a higher price to acquire the asset or sell the asset for a lower price than we would if these other relationships did not exist.

We will pay significant fees to our Business Manager, Real Estate Managers and other affiliates of IREIC and cannot predict the amount of fees to be paid.

We will pay significant fees to our Business Manager, Real Estate Managers and other affiliates of IREIC for services provided to us. Because these fees generally will be based on the amount of our invested assets, the purchase price for these assets or the revenues generated by our properties, and not the quality of services provided, we cannot predict the amounts that we will ultimately pay to these entities. Fees paid to our Business Manager, Real Estate Managers and other affiliates of IREIC will reduce funds available for distribution to our stockholders.

We may make loans to affiliates of, or entities sponsored by, IREIC.

We may, from time to time, and subject to the limits in our charter, make loans to affiliates of, or entities sponsored by, IREIC, including the other REITs previously sponsored by IREIC. These loan arrangements will not be negotiated at arm’s length and may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arrangements with a third-party borrower not affiliated with these entities.

Risks Related to Our Corporate Structure

Our rights, and the rights of our stockholders, to recover claims against our officers, directors and Business Manager are limited.

Under our charter, we may generally indemnify our directors, our Business Manager and their respective affiliates for any losses or liabilities suffered by any of them and hold these persons or entities harmless for any loss or liability suffered by us as long as: (1) these persons or entities have determined in good faith that the course of conduct that caused the loss or liability was in our best interest; (2) these persons or entities were acting on our behalf or performing services for us; (3) the loss or liability was not the result of the negligence or misconduct of the directors (gross negligence or willful misconduct of the independent directors), Business Manager or their respective affiliates; or (4) the indemnity or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders.  As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Business Manager and its affiliates, than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Business Manager in some cases.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that you would receive a “control premium” for your shares.

Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to protect themselves from unsolicited proposals or offers to acquire the company by electing to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•

staggering the board of directors into three classes;

•

requiring a two-thirds vote of stockholders to remove directors;

•

providing that only the board can fix the size of the board;

•

providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and

•

requiring that special stockholders meetings be called only by holders of shares entitled to cast a majority of the votes entitled to be cast at the meeting.

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for your shares.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. After the five-year period ends, any merger or other business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•

80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and

•

two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder unless, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its common stock.

Our directors have adopted a resolution exempting any business combination involving us and The Inland Group or any affiliate of The Inland Group, including our Business Manager and Real Estate Managers, from the provisions of this law.

Our charter places limits on the amount of common stock that any person may own without the prior approval of our board of directors.

To qualify as a REIT, no more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year (other than the first taxable year for which an election to be a REIT has been made). Our charter prohibits any persons or groups from owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock without the prior approval of our board of directors. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock. Further, any person or group attempting to purchase shares exceeding these limits could be compelled to sell the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

Our charter permits our board of directors to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to issue up to forty million shares of preferred stock without stockholder approval. Further, our board may classify or reclassify any unissued common or preferred stock and establish the preferences, conversions or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”

Under the Maryland Control Share Acquisition Act, persons or entities owning “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the corporation’s disinterested stockholders. Shares of stock owned by the acquirer or by officers or by employees who are directors of the corporation are not considered disinterested for these purposes. “Control shares” are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors (except solely by virtue of a revocable proxy) within one of the following ranges of voting power:

•

one-tenth or more but less than one-third of all voting power;

•

one-third or more but less than a majority of all voting power; or

•

a majority or more of all voting power.

Control shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. The Control Share Acquisition Act does not apply to (1) shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) acquisitions approved or exempted by our charter or bylaws. Our bylaws exempt acquisitions of our stock by any person, from the limits imposed by the Control Share Acquisition Act. This statute could have the effect of discouraging offers from third parties to acquire us and increase the difficulty of successfully completing this type of offer by anyone other than The Inland Group and its affiliates.

Federal Income Tax Risks

If we fail to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

If we were to fail to qualify as a REIT, without the benefit of certain relief provisions, in any taxable year:

•

we would not be allowed to deduct distributions paid to stockholders when computing our taxable income;

•

we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•

we would be disqualified from being taxed as a REIT for the four taxable years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions;

•

we would have less cash to pay distributions to stockholders; and

•

we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of being disqualified.

In addition, if we were to fail to qualify as a REIT, we would not be required to pay distributions to stockholders, and all distributions to stockholders that we did pay would be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits.  This means that, under current law, which is subject to change, our U.S. stockholders who are taxed as individuals would be taxed on our dividends at long-term capital gains rates through 2010 and that our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of your investment.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to make these distributions and maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (2) the effect of non-deductible capital expenditures; (3) the creation of reserves; or (4) required debt amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Further, if we are unable to borrow funds when needed for this purpose, we would have to fund alternative sources of funding or risk losing our status as a REIT.  If we borrow the needed monies, distributions to tax-exempt investors may be classified as unrelated business taxable income.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first two years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Determining whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We cannot provide assurance that any particular property we own, directly or through any subsidiary entity, excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income from real estate and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the 75% and 95% gross income tests required for REIT qualification. If the aggregate of non-qualifying income under the 95% gross income test in any taxable year ever exceeded 5% of our gross revenues for the taxable year or non-qualifying income under the 75% gross income test in any taxable year ever exceeded 25% of our gross revenues for the taxable year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than governmental securities, qualified real estate assets and taxable REIT subsidiaries) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within thirty days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments, which, in the case of foreign stockholders, may impose a withholding tax obligation on us.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations.

We may make investments in entities that own or are deemed to be taxable mortgage pools. Similarly, if we securitize mortgages, certain of our securitizations could be considered to result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool, which, in the case of foreign stockholders, may be imposed as a withholding tax obligation on us. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

You may have tax liability on distributions that you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the fair market value of the share of our common stock that you receive in lieu of cash distributions. As a result, unless you are a tax-exempt entity, you will have to use funds from other sources to pay your tax liability.

In certain circumstances, we may be subject to federal, state and local income taxes as a REIT, which would reduce our cash available to pay distributions to you.

Even if we qualify and maintain our status as a REIT, we may become subject to federal, state and local income taxes.  For example:

•

We will be subject to tax on any undistributed income.  We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year plus amounts retained for which federal income tax was paid are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•

We will be subject to a 100% penalty tax on certain amounts if the economic arrangements of our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties.

Certain equity participation in mortgage loans may result in taxable income and gains from these properties, which could adversely impact our REIT status.

If we participate under a mortgage loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property. This could affect our ability to maintain our status as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk generally will not constitute gross income for purposes of the 75%  and 95% income requirements applicable to REITs.  In addition, any income from other hedging transactions would generally not constitute gross income for purposes of both the 75% and 95% income tests.  However, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the federal income tax laws applicable to investments similar to an investment in shares of our common stock.  Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any of these changes will not adversely affect the taxation of a stockholder.  Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.  You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.  You also should note that our counsel’s tax opinion is based upon existing law and Treasury Regulations, applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005.  One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011.  REIT distributions generally do not qualify for this reduced rate.  The tax changes did not, however, reduce the corporate tax rates.  Therefore, the maximum corporate tax rate of 35% has not been affected.  However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

Although REITs currently avoid the double taxation applicable generally to taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation.  As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, other than a REIT, without the vote of our stockholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2009, our Registration Statement on Form S-11 (File No. 333-153356), covering a public offering of up to 550,000,000 shares of common stock, was declared effective under the Securities Act of 1933.  The offering commenced on August 24, 2009 and is ongoing.

We are offering a minimum of 200,000 shares and a maximum of 500,000,000 shares at a price of $10.00 per share on a “best efforts” basis. We also are offering up to 50,000,000 shares at a purchase price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan.  We reserve the right to reallocate the shares offered between our best efforts offering and the distribution reinvestment plan.

As of September 30, 2009, we had sold the following securities in our initial offering for the following aggregate offering prices:

•

293,207 shares, equal to $2,919,618 in aggregate gross offering proceeds, in our “best efforts” offering.

The proceeds from the issuance of the Company’s shares were partially used to pay offering costs and general and administrative expenses.

As of September 30, 2009, we have incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount	E=Estimated A=Actual
Other costs to related parties	$78,289	A
Other costs paid to non-related parties	$2,890,045	A
Total costs	$2,968,334	A

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.  Certain of the fees and expenses paid to Inland Securities Corporation  were re-allowed to third party broker dealers.

On July 24, 2008, we issued 20,000 shares of our common stock for $10.00 per share, or an aggregate purchase price of $200,000, to IREIC in connection with our formation.  No sales commission or other consideration was paid in connection with the sale.  The sale was consummated without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration set forth in Section 4(2) of the Act as transactions not involving any public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matter to a Vote of Security Holders

On August 13, 2009, Inland Real Estate Investment Corporation, our sole stockholder as of that date, approved our charter.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Lori J. Foust
By:	Barry L. Lazarus	By:	Lori J. Foust
	President and principal executive officer		Treasurer and principal financial officer
Date:	November 13, 2009	Date:	November 13, 2009

Exhibit Index

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc.(incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2

Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1

Distribution Reinvestment Plan (incorporated by reference to Appendix B to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.3

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)  (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1

Business Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.2

Master Real Estate Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Real Estate Services LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.3

Master Real Estate Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Asset Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.4

Master Real Estate Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Leasing Services LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.5

Master Real Estate Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Development Services LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.6

Property Acquisition Agreement, dated as of August 24, 2009, by and among Inland Diversified Real Estate Trust, Inc., Inland Diversified Business Manager & Advisor, Inc. and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.7

Investment Advisory Agreement for Discretionary Accounts, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.8

Escrow Agreement, dated as of August 24, 2009, by and among Inland Diversified Real Estate Trust, Inc., Inland Securities Corporation and UMB Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

___________________________

*    Filed as part of this Quarterly Report on Form 10-Q.