Form 10-K
period 2009-12-31
Inland Diversified Real Estate Trust, Inc.
filed 2010-03-26
CIK 1438897

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-153356

Inland Diversified Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value per share

(Title of Class)

______________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐      No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐       No X

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  X          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  X

While there is no established market for the registrant's shares of common stock, the registrant currently is conducting an offering of its shares of common stock pursuant to a registration statement on Form S-11.  In its primary offering, the registrant is selling shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers.  The number of shares held by non-affiliates as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was 0.

As of March 25, 2010, there were 6,696,888 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2010, into Part III of this Form 10-K to the extent stated herein.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

-i-

PART I

Item 1.  Business

General

Inland Diversified Real Estate Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) was incorporated in June 2008 as a Maryland corporation.  We were formed to acquire and develop a diversified portfolio of commercial real estate located in the United States and Canada.  We also may invest in other real estate assets such as interests in real estate investment trusts, or “REITs,” or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt.  Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is a subsidiary of The Inland Group, Inc.  Various affiliates of our Sponsor are involved in our business.  We are externally managed and advised by Inland Diversified Business Manager & Advisor, Inc. referred to herein as our “Business Manager,” a wholly owned subsidiary of our Sponsor.  Our Business Manager is responsible for overseeing and managing our day-to-day operations.  Our properties typically are managed by Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, referred to collectively herein as our “Real Estate Managers,” which are indirectly controlled by the four principals of The Inland Group.

On August 24, 2009, we commenced our initial public offering, referred to herein as the “Offering.”  We are offering 500,000,000 shares of our common stock at a price equal to $10.00 per share on a “best efforts” basis. We also are offering up to 50,000,000 shares of our common stock at a price equal to $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan, or “DRP.”  The dealer manager of this Offering is Inland Securities Corporation, a wholly owned subsidiary of our Sponsor.  As of December 31, 2009, we had issued a total of 2,958,096 shares, which includes 20,000 shares issued to our Sponsor as well as 6,925 shares issued through our DRP.  We had raised a total of approximately $29.5 million of gross offering proceeds as of December 31, 2009, which includes proceeds from the sale of shares issued to our Sponsor and through the DRP.

As of December 31, 2009, we owned one property, an 82,292 square foot grocery-anchored retail center known as Merrimack Village Center, located in Merrimack, New Hampshire.  The purchase price for the property was $9.8 million.  As of December 31, 2009, the property was 96.8% leased.  One tenant of Merrimack Village Center, Shaw’s Grocery Store, generated approximately 53% of our rental revenue for the year ended December 31, 2009.  Shaw’s leases approximately 54,000 square feet at Merrimack.  We are not aware of any current tenants who will not be able to pay their contractual rental amounts as they become due or whose inability to pay would have a material adverse impact on our results of operations, financial condition and ability to pay distributions.

Segment Data

We intend to operate on a consolidated basis with business segments to be designated for specific property types.  However, we currently view our real estate asset as one business segment because we own one retail property. Accordingly, we did not report any other segment disclosures in 2009.  Information related to our business segment for the year 2009 is set forth in Note 9 to our consolidated financial statements in Item 8 of this annual report on Form 10-K.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with the tax year ended December 31, 2009.  Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

Competition

We are subject to significant competition in seeking real estate investments and tenants.  We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities.    Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Employees

We do not have any employees.  In addition, all of our executive officers are officers of IREIC or one or more of its affiliates and will be compensated by those entities, in part, for their service rendered to us. We will not separately compensate our executive officers for their service as officers, nor will we reimburse either our Business Manager or Real Estate Managers for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Managers; provided that, for these purposes, the secretaries of our Company and the Business Manager will not be considered “executive officers.”

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be independent.

Presently, under our charter, if we were to engage in certain transactions with entities sponsored by, or affiliated with, IREIC, such as: (1) purchasing or selling assets; (2) making loans to, or borrowing money from, these entities; or (3) entering into joint ventures with these entities, a majority of our board of directors, including a majority of our independent directors, would have to find the transaction to be fair and reasonable and on terms no less favorable to us than those from an unaffiliated party under the same circumstances. Subsequent to our Offering becoming effective, our board adopted a policy prohibiting us from engaging in the following types of transactions with IREIC-affiliated entities:

•

purchasing real estate assets from, or selling real estate assets to, any IREIC-affiliated entities (this excludes circumstances where we have entered into an agreement for services with an entity affiliated with IREIC, such as Inland Real Estate Acquisitions, Inc. (“IREA”), who from time to time may enter into a purchase agreement to acquire a property and then assigns the purchase agreement to us);

•

making loans to, or borrowing money from, any IREIC-affiliated entities (this excludes expense advancements under existing agreements and the deposit of monies in any banking institution affiliated with IREIC); and

•

investing in joint ventures with any IREIC-affiliated entities.

This policy does not impact agreements or relationships between us and IREIC and its affiliates that relate to the day-to-day management of our business or our Offering. These agreements are governed by our charter.

Beginning on page 3 is a discussion of the risks that we believe are material to our business.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments.

Compliance with federal, state and local environmental laws has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Executive Officers

The following sets forth certain information with regard to our executive officers as of December 31, 2009:

Robert D. Parks, 66, has been our chairman of the board and director since our formation.

Barry L. Lazarus, 63, has been our president and chief operating officer since May 2009.

Cathleen M. Hrtanek, 33, has been our secretary since our formation.

Steven T. Hippel, 38, has been our treasurer and chief accounting officer since November 2009.

Roberta S. Matlin, 65, has been our vice president since our formation.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC").  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, by responding to requests addressed to our customer relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.inlanddiversified.com.  These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Certifications

We have filed with the SEC the principal executive officer and principal financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this annual report on Form 10-K.

Item 1A.  Risk Factors

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders. Potential investors and our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors,” section.

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

There are many factors that can affect the availability and timing of cash distributions to stockholders such as our ability to buy, and earn positive yields on, real estate assets, the yields on securities of other entities in which we invest, our operating expense levels, as well as many other variables. The actual amount and timing of distributions is determined by our board of directors in its discretion, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements and general financial condition.  Actual cash available for distribution may vary substantially from estimates.  In addition, to the extent we invest in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation.  We may not generate sufficient cash flow from operations, determined in accordance with GAAP, to fully fund distributions.  As used herein, “GAAP” means generally accepted accounting principles as in effect in the United States of America from time to time or such other accounting basis mandated by the SEC.  Some or all of our distributions may be paid from the proceeds generated by borrowings, including borrowings secured by our assets, and from the proceeds from the sale of our assets.  Distributions reduce the amount of money available to invest in properties or other real estate assets.  Further, distributions that exceed cash flows from operations or the cash flow generated by investing activities will likely not be sustainable for a significant period of time.

Although IREIC or its affiliates have previously forgone or deferred business management fees in an effort to increase cash available for distribution by the other REITs previously sponsored by IREIC, our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee.

From time to time, IREIC or its affiliates have agreed to either forgo or defer a portion of the business management fee due them from the other REITs previously sponsored by IREIC to ensure that the particular REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. In each case, IREIC or its affiliates determined the amounts that would be forgone or deferred in their sole discretion and, in some cases, were paid the deferred amounts in later periods.  For the year ended December 31, 2009, the Business Manager waived a total of $6,060 in business management fees from us, and the monies needed to pay all of the distributions declared for 2009 were funded from capital contributions from IREIC.  There is no assurance that our Business Manager will continue to charge less than it is entitled to charge or that IREIC will continue to contribute monies to fund future distributions.

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

We also have invested, and may continue to invest, proceeds we receive from our Offering in short-term, highly-liquid investments. These short-term investments, although liquid, generally generate very little current yield.  These yields will likely be less than the distribution yield paid to stockholders. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees in connection with our current Offering and the expenses of our Business Manager, Real Estate Managers and other affiliates of IREIC in connection with acquiring real estate assets for us.

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

Investments in Canada will subject us to additional risks.

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

We deposit our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure of any one of these entities.  However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Through 2013, the FDIC is insuring up to $250,000 per depositor per insured bank.  If our deposits exceed these federally insured levels and the banking institutions in which we have deposited our funds ultimately fail, we may lose our deposits over the federally insured levels.

If we internalize our management functions, your interest in us could be diluted, we could incur other significant costs associated with being self-managed and we may have increased exposure to litigation as a result of internalizing our management functions.

At some point in the future, we may consider becoming “self-managed” by internalizing the functions performed for us by our Business Manager and Real Estate Managers, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event.  The method by which we could internalize these functions could take many forms.  We may hire our own group of executives and other employees or we may acquire our Business Manager and Real Estate Managers or their respective assets, including their existing workforce.  The method or cost of internalizing cannot be determined or estimated at this time.  Further, if we acquired our Business Manager and Real Estate Managers, the amount and form of any consideration that we would pay in this type of transaction could take many forms.  For example, we could acquire the Business Manager and Real Estate Managers through a merger in which we issued shares of our common stock for all of the outstanding common stock or assets of these entities.  Issuing shares of our common stock would reduce the percentage of our outstanding shares owned by stockholders prior to any transaction.  Further, issuing promissory notes could reduce our net income, cash flow from operations and our ability to pay distributions to you, particularly if internalizing these functions does not produce cost savings.   Any internalization transaction could result in significant payments to the owners of our Business Manager and Real Estate Managers. The three self-administered REITs previously sponsored by IREIC, Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc., paid approximately $68 million, $197 million and $375 million, respectively, to acquire their respective business managers and real estate managers.  In addition, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders.  For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Business Manager, Real Estate Managers or their affiliates.  In addition, we may not be able to affect an internalization plan that enables us to retain all of the employees of our Business Manager or Real Estate Managers and their affiliates or to maintain a relationship with IREIC.

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

We rely on persons employed by our Business Manager and Real Estate Managers to manage our day-to-day operations. Some of the employees of our Business Manager and Real Estate Managers, including Mr. Parks, who serves as our chairman of the board and a director, and Ms. Gujral, who serves as one of our directors, also are employed by IREIC or its affiliates, and may provide services to one or more other investment programs sponsored by IREIC, including specifically Inland American Real Estate Trust, Inc., which is an externally advised REIT.  If Inland American decides to internalize its management functions in the future, it may do so by hiring and retaining certain of the persons currently employed by our Business Manager and Real Estate Managers and their affiliates, and if it did so, would likely not allow these persons to perform services for us.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

The Company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

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

We are directly affected by general economic and regulatory factors that impact real estate investments.

Because we invest primarily in commercial real estate, we are impacted by general economic and regulatory factors impacting real estate investments. These factors are generally outside of our control. Among the factors that could impact our real estate assets and the value of an investment in us are:

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

Defaults on lease payment obligations by our tenants would cause us to lose the revenue associated with that lease and require us to find an alternative source of revenue to pay our mortgage indebtedness and prevent a foreclosure action. If a tenant defaults, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, if a tenant at a “single-user facility,” property designed or built primarily for a particular tenant or a specific type of use, fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant, if at all, without making substantial capital improvements or incurring other significant re-leasing costs.

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

In the event that we have a concentration of properties in a particular geographic area, our operating results are likely to be impacted by economic changes affecting the real estate markets in that area.  Our investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

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

The standards may change over time, in some cases at the direction of the franchisor, and may restrict our TRS’ ability, as franchisee, to make improvements or modifications to a property without the consent of the franchisor. In addition, compliance with the standards could require us or our TRS, as franchisee, to incur significant expenses or capital expenditures. Action or inaction on our part, or by our TRS, could result in a breach of those standards or other terms and conditions of the franchise agreements and could result in the loss or cancellation of a franchise license.

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

We may from time to time enter into a sale leaseback transaction where we purchase a property and then lease the property to the seller. The transaction may, however, be characterized as a financing instead of a sale in the case of the seller’s bankruptcy. In this case, we would not be treated as the owner of the property but rather as a creditor with no interest in the property itself. The seller may have the ability in a bankruptcy proceeding to restructure the financing by imposing new terms and conditions. The transaction also may be recharacterized as a joint venture. In this case, we would be treated as a joint venturer with liability, under some circumstances, for debts incurred by the seller relating to the property.

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

We may acquire properties in regions that are particularly susceptible to natural disasters.

We may acquire properties located in geographical areas, including Florida, that are regularly impacted by severe storms, hurricanes, and flooding.   In addition, according to some experts, global climate change could result in heightened hurricane activity in the Gulf of Mexico, thus further impacting these geographical areas.  Natural disasters in these areas may cause damage to our properties beyond the scope of our insurance coverage, thus requiring us to make substantial expenditures to repair these properties and resulting in a loss of revenues from these properties.  Any properties located near the coast will be exposed to more severe weather than properties located inland.  Elements such as salt water and humidity in these areas can increase or accelerate wear on the properties’ weatherproofing and mechanical, electrical and other systems, and cause mold issues over time. As a result, we may incur additional operating costs and expenditures for capital improvements at properties that we acquire in these areas.

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

Environmental laws and regulations also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures by us.  Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.  Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions.  Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management.  We are not aware of any such existing requirements that we believe will have a material impact on our current operations.  However, future requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

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

Our properties are generally subject to the Americans With Disabilities Act of 1990, as amended, which we refer to as the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. In addition, with respect to any apartment properties, we also must comply with the Fair Housing Amendment Act of 1988, or FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors.

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

The capital and credit markets have been extremely volatile since 2007. Liquidity in the global credit market has been severely contracted by these market disruptions; however, recent indications are that the cost and availability of financing are returning to more acceptable levels. As a result of the ongoing credit market turmoil, we may not be able to obtain financing on attractive terms. Accordingly, we may be forced to use a greater proportion of the proceeds of our current Offering to finance our acquisitions. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage.

The disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in cap rates and lower property values. Further, these deteriorating economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make, which could have various negative impacts, including:

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

The terms of any loan that we may enter into may preclude us from pre-paying the principal amount of the loan or could restrict us from selling or otherwise disposing of or refinancing properties. For example, lock-out provisions may prohibit us from reducing the outstanding indebtedness secured by any of our properties, refinancing this indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness secured by our properties. Lock-out provisions could impair our ability to take other actions during the lock-out period. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

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

We do not have any employees and rely on persons employed by our Business Manager and Real Estate Managers and their affiliates to manage our day-to-day operations. Some of the employees of our Business Manager and Real Estate Managers and their affiliates, including Mr. Parks, who serves as our chairman of the board and a director, and Ms. Gujral, who serves as one of our directors, also are employed by IREIC or its affiliates, and may provide services to one or more investment programs previously sponsored by IREIC. These individuals face competing demands for their time and service and may have conflicts in allocating their time between our business and assets and the business and assets of IREIC, its affiliates and the other entities formed and organized by IREIC. In addition, if another investment program sponsored by IREIC, including specifically Inland American Real Estate Trust, Inc., which is an externally advised REIT, decides to internalize its management functions in the future, it may do so by hiring and retaining certain of the persons currently employed by our Business Manager and Real Estate Managers, and if it did so, would likely not allow these persons to perform services for us.

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

Our Business Manager, our Real Estate Managers and other affiliates of IREIC receive commissions, fees and other compensation based upon our invested assets.

Our Business Manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets.  Further, our Real Estate Managers receive fees based on the gross income from properties under management or for overseeing management of our properties.  Other parties related to, or affiliated with our Business Manager or Real Estate Managers may also receive fees or cost reimbursements from us.  These compensation arrangements may cause these entities to take or not take certain actions.  For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; (2) retain instead of sell assets, even if our stockholders may be better served by sale or disposition of the assets; or (3) avoid reducing the carrying value of assets that may otherwise be viewed as impaired.  The interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

We compete with other REITs previously sponsored by IREIC for certain properties and other real estate-related investments.

IREIC has sponsored four REITs with investment objectives similar to ours.  One of these entities, Inland American Real Estate Trust, Inc., relies on an affiliate of our Business Manager to serve as its business manager.  Inland American seeks to invest in the same broad range of asset types, as us.  As a result, we may be seeking to buy properties and other real estate assets at the same time as Inland American.  We, along with Inland American, rely to some degree on IREA to identify and assist in acquiring real estate assets.  IREA is an indirect wholly owned indirect subsidiary of The Inland Group.  Mr. Parks is a director of The Inland Group and Mr. Parks and Ms. Gujral are both directors of IREIC and two of the other REITs.

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

We pay significant fees to our Business Manager, Real Estate Managers and other affiliates of IREIC and cannot predict the amount of fees to be paid.

We pay significant fees to our Business Manager, Real Estate Managers and other affiliates of IREIC for services provided to us. Because these fees generally are based on the amount of our invested assets, the purchase price for these assets or the revenues generated by our properties and not the quality of services provided, we cannot predict the amounts that we will ultimately pay to these entities. Fees paid to our Business Manager, Real Estate Managers and other affiliates of IREIC reduce funds available for other purposes, such as distributions payable to our stockholders.

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

•

we would be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates;

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

Even if we maintain our status as a REIT, we may become subject to federal, state and local income taxes.  For example:

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

In recent years, numerous legislative, judicial and administrative changes have been made in the federal income tax laws applicable to investments similar to an investment in shares of our common stock.  Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any of these changes will not adversely affect the taxation of a stockholder.  Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.  You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.  Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005.  One of the changes affected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011.  REIT distributions generally do not qualify for this reduced rate.  The tax changes did not, however, reduce the corporate tax rates.  Therefore, the maximum corporate tax rate of 35% has not been affected.  However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

General

As of December 31, 2009, we owned a fee simple interest in one property, Merrimack Village Center, located in New Hampshire.

As of December 31, 2009, Merrimack Village Center was 96.8% leased to twelve tenants, and was not subject to any material encumbrances.  As of December 31, 2009, Shaw’s Grocery Store leased 54,000 square feet, or 65.6% of the total gross leasable area of the property, paying an annual base rent of approximately $534,600.  For the year ended December 31, 2009, Shaw’s Grocery Store accounted for approximately 53% of total base rental income.

Item 3. Legal Proceedings

We are not a party to, and none of our properties is subject to, any material pending legal proceedings.

Item 4. Reserved

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently offering shares of our common stock pursuant to an effective registration statement at an offering price of $10.00 per share in our “best efforts” offering. There is no established public trading market for our shares of common stock.  We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board does not anticipate evaluating a listing on a national securities exchange until at least 2014.

Stockholders

As of March 25, 2010, we had 1,881 stockholders of record.

Distributions

We currently pay distributions based on daily record dates, payable monthly in arrears.  The distributions that we currently pay are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share.  During the year ended December 31, 2009, we paid cash distributions, which were paid monthly in arrears to stockholders, totaling $96,035.  These distributions were funded from capital contributions from our Sponsor.  For federal income tax purposes for the year ended December 31, 2009, 100% of the distributions constituted a return of capital.

Share Repurchase Program

We adopted a share repurchase program, effective August 24, 2009.  We may repurchase shares through the program, from time to time, at prices ranging from $9.00 per share for stockholders who have owned shares for at least one year to $9.50 per share for stockholders who have owned shares for at least five years. In the event that our board of directors or our Business Manager makes a future determination regarding the estimated value of our shares, however, our board, in its sole discretion, may change these repurchase prices.

With respect to repurchases other than upon the death of a stockholder (referred to herein as “ordinary repurchases”), we may make repurchases only if we have sufficient funds available to complete the repurchase.  In any given calendar month, we are authorized to use only the proceeds generated from our distribution reinvestment plan during that month to fund ordinary repurchases under the program; provided that, if we have excess funds during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases.  Subject to funds being available, in the case of ordinary repurchases, we further will limit the number of shares repurchased during any calendar year to 3% of the number of shares of common stock outstanding on December 31st of the previous calendar year.  With respect to repurchases upon the death of a stockholder (referred to herein as “exceptional repurchases”), we are authorized to use all available funds to repurchase shares.  In addition, the one-year holding period and 3% limit described herein will not apply to exceptional repurchases.

The share repurchase program will immediately terminate if our shares are listed on any national securities exchange.  In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program.  In the event that we amend, suspend or terminate the share repurchase program, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the SEC on either Form 8-K, Form 10-Q or Form 10-K, as appropriate.  Further, our board reserves the right in its sole discretion at any time and from time to time to reject any requests for repurchases.

No shares were repurchased during the months of October, November or December 2009.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from Registered Securities

On August 24, 2009, our Registration Statement on Form S-11 (Registration No. 333-153356), covering a public offering of up to 550,000,000 shares of common stock, was declared effective by the SEC.  The Offering commenced on August 24, 2009 and is ongoing.

We are offering 500,000,000 shares of our common stock at a price equal to $10.00 per share on a “best efforts” basis. We also are offering up to 50,000,000 shares of our common stock at a price equal to $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan.  The dealer manager of this Offering is Inland Securities Corporation, a wholly owned subsidiary of our Sponsor.

As of December 31, 2009, we had sold the following securities in our Offering for the following aggregate offering prices:

•

2,931,171 shares, equal to $29,213,976 in aggregate gross offering proceeds, in our “best efforts” offering; and

•

6,925 shares, equal to $65,787 in aggregate gross offering proceeds, pursuant to the DRP.

In the aggregate, as of December 31, 2009, we had sold 2,938,096 shares resulting in gross proceeds of $29,279,763, excluding the 20,000 shares purchased by IREIC for $200,000 preceding the commencement of our Offering.

As of December 31, 2009, we have incurred the following offering costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs to related parties (1)	$3,353,140
Offering costs paid to non-related parties	2,865,853
Total offering costs	$6,218,993

(1)

“Offering costs to related parties” includes selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through December 31, 2009, the net offering proceeds to us from the Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $23,260,770.  As of December 31, 2009, we had used $9,611,879 of these net proceeds to purchase interests in real estate.

Recent Shares of Unregistered Securities

On July 24, 2008, we issued 20,000 shares of our common stock for $10.00 per share, or an aggregate purchase price of $200,000, to IREIC in connection with our formation.  No sales commission or other consideration was paid in connection with the sale.  The sale was consummated without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act as transactions not involving any public offering.

Item 6. Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations.  Such selected data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this report.

	2009	2008

Total assets	$26,439,298	1,298,961

Mortgage payable	$-	-

Total income	$96,243	-

Total interest income	$3,036	-

Net loss applicable to common shares	$(296,933)	(69,574)

Net loss per common share, basic and diluted (a)	$(.81)	(3.48)

Distributions declared to common stockholders	$212,414	-

Distributions per weighted average common share (a)	$.15	-

Funds From Operations (a)(b)	$(268,314)	(69,574)

Cash flows used in operating activities	$(341,922)	(34,429)

Cash flows used in investing activities	$(9,691,004)	-

Cash flows provided by financing activities	$25,369,336	434,227

Weighted average number of common shares outstanding, basic and diluted	367,888	20,000

(a)

The net loss per share basic and diluted is based upon the weighted average number of common shares outstanding for the year ended December 31, 2009 and the period from June 30, 2008 (inception) to December 31, 2008, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the period from October 1, 2009 (the effective commencement of the declaration of distributions) to December 31, 2009.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income; however in 2009 we had a tax loss which resulted in distributions paid during that period being treated as a return of capital for tax purposes.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares, only to the extent of a shareholder's basis.  For the year ended December 31, 2009, $96,035 (or 100% of the distribution paid in 2009) represented a return of capital due to the tax loss in 2009.  No distributions were made in 2008.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, subject to certain adjustments, such as excluding net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations and other measures determined under U.S. generally accepted accounting principles or GAAP. Cash generated from operations is not equivalent to our net income from continuing operations also as determined under U.S. GAAP. Another measure reported due to certain unique operating characteristics of real estate companies, is known as "Funds from Operations, or "FFO" for short. The National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, promulgates this measure which it believes more accurately reflects the operating performance of a REIT such as us.   As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest.  FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to  "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance than net income reported under GAAP because FFO excludes non-cash items from GAAP net income.  This allows us to compare our property performance to our investment objectives.  Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  FFO is calculated as follows:

		Year ended December 31	Period from June 30, 2008 (inception) through December 31,
		2009	2008
	Net loss applicable to common shares	$(296,933)	(69,574)
Add:	Depreciation and amortization:
	Related to investment properties	28,619	-

	Funds from operations	$(268,314)	(69,574)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•

we have no prior operating history;

•

our investment policies and strategies are very broad and permit us to invest in numerous types of commercial real estate;

•

the number and type of real estate assets we acquire will depend on the proceeds raised in our Offering, and may be affected by the volatility in the capital and credit markets;

•

we may pay distributions from the proceeds generated by borrowings, including borrowings secured by our assets, resulting in us having less money available to invest in properties or other real estate assets;

•

no public market currently exists, and one may never exist, for our shares, and we are not required to liquidate;

•

we may borrow up to 300% of our net assets, and principal and interest payments will reduce the funds available for distribution;

•

we do not have employees and rely on our Business Manager and Real Estate Managers to manage our business and assets;

•

employees of our Business Manager and two of our directors are also employed by IREIC or its affiliates and will face competing demands for their time and service and may have conflicts in allocating their time to our business and assets;

•

we do not have arm’s length agreements with our Business Manager, Real Estate Managers or any other affiliates of our Sponsor;

•

we pay significant fees to our Business Manager, Real Estate Managers and other affiliates of IREIC;

•

our Business Manager could recommend investments in an attempt to increase its fees which are generally based on a percentage of our invested assets and, in certain cases, the purchase price for the assets; and

•

we may fail to continue to qualify as a REIT.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis relates to the year ended December 31, 2009 and the period from June 30, 2008 (inception) through December 31, 2008 and as of December 31, 2009 and 2008.  You should read the following discussion and analysis along with our Financial Statements and the related notes included in this report.

Overview

We are a newly organized Maryland corporation sponsored by Inland Real Estate Investment Corporation, or “IREIC,” and formed to acquire and develop commercial real estate located in the United States and Canada.  We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt.  We may originate or invest in real estate-related loans to third parties or to related parties of, or entities sponsored by, IREIC.  Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders.

On August 24, 2009, we commenced an initial public offering of 500,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation. We also are offering up to 50,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan. We elected to be taxed as a REIT commencing with the tax year ended December 31, 2009 and intend to continue to qualify as a REIT for tax purposes.

Within the past few months, we believe that the level of properties available for sale, the availability of financing and the number of completed transactions has increased.  We think this indicates a firming of financial markets and general economic recovery.  Other marketplace trends we have noted include fewer tenant defaults and requests for rent reductions.  Also, owners and operators of real estate appear to be making progress in leasing vacant space, albeit generally at lower rental rates than were experienced in the market over the past few years.  We believe these trends are likely to continue as long as the broader economy stabilizes.

Liquidity and Capital Resources

Our principal demand for funds is to acquire real estate assets, to pay operating expenses, to pay interest on our outstanding indebtedness and to make distributions to our stockholders.  We will generally seek to fund our cash needs for items other than asset acquisitions from operations.  Our cash needs for acquisitions will be funded primarily from the sale of our shares, including those offered for sale through our distribution reinvestment plan, as well as financing to be obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager, its acquisition group, Inland Diversified Real Estate Acquisitions, Inc., and Inland Real Estate Acquisitions, or “IREA,” will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.  These lower returns may affect our ability to make or fund distributions to you.

Potential future sources of liquidity include continued proceeds from the Offering and DRP, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed cash flow from operations (funds from operations).  If necessary, we may use financings or other sources of liquidity (capital) in the event of unforeseen significant capital expenditures.  We have not identified any sources for these types of financings.

As of December 31, 2009, the Offering generated proceeds, net of commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are reallowed to third party soliciting dealers totaling $26,649,446.

Through December 31, 2009, our liquidity needs have primarily been to purchase Merrimack Village Center and to pay distributions, organization and offering costs.   Our Sponsor has advanced $2,460,161 to us for the payment of organization and offering costs and contributed $96,035 for the payment of distributions.  The Company funded the purchase of Merrimack Village Center with proceeds from the Offering.

Cash Flow Analysis

We have used $341,922 in net cash flows from operating activities through December 31, 2009 mainly to pay operating and other general and administrative costs. We have realized approximately $67,304 in cash flows from net rental income as of December 31, 2009. Our only other cash flows from operating activities have been $3,036 in interest earned on the short term investment of our cash.

We have used $9,691,004 in net cash flows from investing activities through December 31, 2009, which consists of $1,000 for an investment in a related party, $78,125 for our investment in an unconsolidated entity and $9,611,879 for the purchase of our first property, Merrimack Village Center.

The net cash flows from financing activities for the year ended December 31, 2009 totals $25,369,336 and consists primarily of $29,128,976 from the sale of our stock in our “best efforts” Offering, $65,787 from our DRP, and $1,429,054 advanced from our Sponsor for offering costs, net of $5,155,077 used to pay offering costs and $20,000 used to pay loan fee deposits related to financing Merrimack Village Center.

As of December 31, 2009, we had paid distributions in the amount of $96,035 which were funded by the Company through capital contributions by our Sponsor.  Our Sponsor has not received, and will not receive, any additional shares of our common stock for making these contributions.  Our Sponsor previously invested $200,000 at the time of our formation. We did not use any of this initial $200,000 contribution to fund these distributions. There is no assurance that our Sponsor will continue to contribute monies to fund future distributions.  The amount and timing of distributions may vary.

Results of Operations

The following discussion is based primarily on our consolidated financial statements for the year ended December 31, 2009.  Although our results of operations include income and expenses incurred for the calendar year 2009, we did not purchase our first property until December 11, 2009.  Our net GAAP loss applicable to common shares was $296,933 and included the following components for 2009.

Gross revenue for 2009 totaled $96,243 which consisted of $64,175 in tenant rental income and $32,068 in property operating expense recoveries from tenants.  Property operating expenses and real estate taxes for 2009 totaled $34,173 and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance and other maintenance costs.

Organizational expenses for 2009 totaled $60,042 and primarily consisted of legal and other costs to form the Company.

General and administrative expenses for 2009 totaled $273,378 and primarily consisted of legal, audit and other professional fees, acquisition related expenses, insurance, board of director fees, as well as certain salary, information technology and other administrative cost reimbursements paid to our Business Manager and affiliates.

Depreciation and amortization expenses for 2009 totaled $28,619 and are a result of depreciation on Merrimack Village Center in the amount of $16,714 and amortization expense resulting from the amortization of acquired lease intangible assets totaling $11,905.

Interest income for 2009 totaled $3,036 and was earned from the short term investment of our cash.

Investment in Unconsolidated Entity

In 2009, we became a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is owned in equal proportions by us and three other REITS sponsored by the Company’s Sponsor and serviced by an affiliate of our Business Manager.  The Insurance Captive was formed initially to insure/reimburse the members’ deductible obligations for the first $100,000 of property insurance and $100,000 of general liability insurance. We entered into the Insurance Captive to stabilize insurance costs, manage our exposures and recoup expenses through the functions of the captive program. For additional discussion of our investment in the Insurance Captive, please refer to the cash flow analysis section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles, or “GAAP,” requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  This section discusses those critical accounting policies and estimates which may impact the Company’s financial reporting in future periods.  These judgments may result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion summarizes our current views on what is expected to be taken into consideration upon the application of those policies.

Consolidation

We consolidate the accounts of our wholly-owned subsidiaries.  All intercompany balances and transactions will be eliminated in consolidation.

Offering and Organizational Costs

Costs associated with the Offering will be deferred and charged against the gross proceeds of the Offering upon the sale of shares.  Formation and organizational costs will be expensed as incurred.

Cash and Cash Equivalents

We consider all demand deposits and money market accounts and all short-term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there will be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate the financial institutions' non-performance.

Restricted Cash

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets, consist of funds received from investors relating to shares of the Company to be purchased by such investors.

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

If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset will be the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease.  In these circumstances, we will begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  We will consider a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.  The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.

We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.  Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decreases in the later years of a lease.  We periodically will review the collectability of outstanding receivables.  Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenses are incurred.  We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

We will recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and amounts due are considered collectible. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

As a lessor, we defer the recognition of contingent rental income, such as percentage rent, until the specified target that triggered the contingent rental income is achieved.

Valuation of Accounts and Rents Receivable

We will take into consideration certain factors that require judgments to be made as to the collectability of receivables.  Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Capitalization and Depreciation

Real estate acquisitions are recorded at cost less accumulated depreciation.  Improvement and betterment costs are capitalized, and ordinary repairs and maintenance are expensed as incurred.

Costs in connection with the acquisition of real estate properties and businesses are expensed as incurred.

Depreciation expense is computed using the straight line method.  Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 5-15 years for furniture, fixtures and equipment and site improvements.

Tenant improvements are amortized on a straight line basis over the life of the related lease as a component of depreciation and amortization expense.

Leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization.

Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loans as a component of interest expense.

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs will be amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.  Acquired in-place lease costs and other leasing costs will be amortized on a straight-line basis over the life of the related lease as a component of amortization expense.  The portion of the purchase price allocated to acquired in-place lease costs will be amortized on a straight line basis over the life of the related lease.

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.

Fair Value Measurements

We will estimate fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

We define fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We establish a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2 — Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Acquisition of Investment Property

We will be required to allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms.  In addition, we will be required to allocate a portion of the purchase price to the value of customer relationships, if any.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We will use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements.  The aggregate value of intangibles is measured based on the difference between the stated price and the property value calculation as if vacant.  We will determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  We also will allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values.  We also will evaluate each acquired lease based upon current market rates at the acquisition date and we will consider various factors including geographical location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market lease costs, we will allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The determination of the discount rate used in the present value calculation is based upon the “risk free rate.”  This discount rate is a significant factor in determining the market valuation which will require our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Investment Property

We will assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, we will recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

We estimate the future undiscounted cash flows based on our intent as follows: (i) for real estate properties that we intend to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property; and (ii) for real estate properties that we intend to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties.

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

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we will use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations would be reflected as equity in earnings (loss) on unconsolidated joint ventures on our consolidated statements of operations.  Additionally, our net investment in the joint venture would be reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

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

REIT Status

We have qualified and have elected to be taxed as a REIT beginning with the tax year ended December 31, 2009.  In order to qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders.  We must also meet certain asset and income tests, as well as other requirements.  We will monitor the business and transactions that may potentially impact our REIT status.  If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates.

Contractual Obligations

We had no contractual obligations as of December 31, 2009.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate.  With the exception of leases with tenants in multi-family properties, we expect to include provisions in the majority of our tenant leases designed to protect us from the impact of inflation.  These provisions will include reimbursement billings for operating pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.  Due to the long-term nature of leases, the leases may not reset frequently enough to cover inflation.  Leases in multi-family properties typically turn-over once a year and do not present the same issue regarding inflation protection.

Subsequent Events

On December 9, 2009, January 13, 2010, February 10, 2010 and March 10, 2010, our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2010 through the close of business on April 30, 2010.  Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share.  Distributions were and will continue to be paid monthly in arrears, as follows:

•

On January 4, 2010, total distributions declared for the month of December 2009 were paid in the amount equal to $116,379, of which $37,690 was paid in cash and $78,689 was reinvested through our DRP for an additional 8,283 shares of common stock.

•

On February 1, 2010, total distributions declared for the month of January 2010 were paid in the amount equal to $183,700, of which $57,721 was paid in cash and $125,979 was reinvested through our DRP for an additional 13,261 shares of common stock.

•

On March 3, 2010, total distributions declared for the month of February 2010 were paid in the amount equal to $231,568, of which $76,130 was paid in cash and $155,438 was reinvested through our DRP for an additional 16,362 shares of common stock.

•

Distributions declared for the month of March 2010 will be paid no later than April 5, 2010.

•

Distributions declared for the month of April 2010 will be paid no later than May 7, 2010.

We did not use any of the net proceeds from our Offering to fund these distributions.  The monies needed to pay distributions declared for December, January and February were funded from capital contributions from our Sponsor.  Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions.  Our Sponsor previously invested $200,000 at the time of our formation. We did not use any of this initial $200,000 contribution to fund these distributions. There is no assurance that our Sponsor will continue to contribute monies to fund future distributions.  The amount and timing of distributions may vary.

On February 11, 2010, we placed on deposit an additional $15,000,000 in a previously established money market account maintained at a state chartered bank which is partially owned by parties affiliated with the Sponsor.

On February 11, 2010, Inland Diversified Merrimack Village, L.L.C., our wholly owned subsidiary and the owner of Merrimack Village Center, entered into a loan with Delta Community Credit Union for approximately $5.4 million, secured by Merrimack Village Center.  The loan requires us to pay interest only at an annual rate of 6.5% for the first twenty-four months of the loan term and then requires monthly payments of principal and interest, based on a thirty year amortization schedule until maturity on March 1, 2015.

On February 18, 2010, we acquired, through our wholly owned subsidiary, Inland Diversified Kissimmee Pleasant Hill, L.L.C., a fee simple interest in a 70,642 square foot grocery-anchored retail center known as Pleasant Hill Commons, located in Kissimmee, Florida.  We purchased the property from an unaffiliated third party for approximately $12.4 million in cash.  We used offering proceeds to fund this acquisition.

As of March 25, 2010, the Company has raised total equity, net of commissions, the marketing contribution, and due diligence expense reimbursements, the majority of which are reallowed to third party soliciting dealers, of approximately $60.3 million and issued approximately 6.7 million shares of common stock from the Offering.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expand our real estate investment portfolio and operations.  We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  We currently have limited exposure to financial market risks. As of December 31, 2009, we had no outstanding debt.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Index

Item 8.  Consolidated Financial Statements and Supplementary Data

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Diversified Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Diversified Real Estate Trust, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 and the period from June 30, 2008 (inception) through December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III.  These consolidated financial statements are the responsibility of the management of Inland Diversified Real Estate Trust, Inc. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Diversified Real Estate Trust, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the year ended December 31, 2009 and the period from June 30, 2008 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 26, 2010

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

Assets	December 31, 2009	December 31, 2008
Assets:
Investment property (Note 3):
Land	$2,500,000	$-
Building and improvements	5,654,068	-
Total	8,154,068	-
Less accumulated depreciation	(16,714)	-
Net investment property	8,137,354	-
Cash and cash equivalents	15,736,208	399,798
Restricted cash (Note 2)	79,404	-
Investment in unconsolidated entity (Note 5)	187,500	-
Accounts and rents receivable	17,211	-
Investment in related party (Note 6)	1,000	-
Acquired lease intangibles, net (Note 2)	2,041,780	-
Deferred costs	20,000	-
Other assets	218,841	-
Deferred offering costs	-	899,163
Total assets	$26,439,298	$1,298,961

Liabilities and Stockholders' Equity

Liabilities:
Accrued offering expenses	$267,036	$102,283
Accounts payable and accrued expenses	201,848	35,145
Distributions payable	116,379	-
Advance rent and other liabilities	106,845	-
Acquired below market lease intangibles, net (Note 2)	509,145	-
Due to related parties (Note 6)	2,460,161	1,031,107
Total liabilities	3,661,414	1,168,535

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 2,460,000,000 shares authorized, 2,958,096 and 20,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively.	2,958	20
Additional paid in capital, net of offering costs of $6,218,993 and $0 as of December 31, 2009 and 2008, respectively.	23,353,847	199,980
Retained deficit	(578,921)	(69,574)

Total stockholders' equity	22,777,884	130,426

Total liabilities and stockholders' equity	$26,439,298	$1,298,961

See accompanying notes to the consolidated financial statements.

 INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations

	Year ended	Period from June 30, 2008 (inception) through
	December 31, 2009	December 31, 2008

Income:
Rental income	$64,175	$-
Tenant recovery income	32,068	-

Total income	96,243	-

Expenses:
Organizational expenses	60,042	22,988
General and administrative expenses to related parties	56,948	2,366
General and administrative expenses to non-related parties	216,430	44,220
Property operating expenses to non- related parties	21,838	-
Real estate taxes	12,335	-
Depreciation and amortization	28,619	-

Total expenses	396,212	69,574

Operating loss	$(299,969)	$(69,574)

Interest income	3,036	-

Net loss applicable to common shares	$(296,933)	$(69,574)

Net loss applicable to common stockholders per common share, basic and diluted (Note 8)	$(0.81)	$(3.48)
Weighted average number of common shares outstanding, basic and diluted	367,888	20,000

See accompanying notes to the consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

For the year ended December 31, 2009 and the period from June 30, 2008 (inception) through December 31, 2008

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Total
Balance at June 30, 2008	-	$-	$-	$-	$-

Proceeds from offering	20,000	20	199,980	-	200,000
Net loss applicable to common shares	-	-	-	(69,574)	(69,574)

Balance at December 31, 2008	20,000	$20	$199,980	$(69,574)	$130,426

Distributions declared	-	-	-	(212,414)	(212,414)
Proceeds from offering	2,931,171	2,931	29,211,045	-	29,213,976
Offering costs	-	-	(6,218,993)	-	(6,218,993)
Proceeds from distribution reinvestment program	6,925	7	65,780	-	65,787
Contributions from sponsor	-	-	96,035	-	96,035
Net loss applicable to common shares	-	-	-	(296,933)	(296,933)

Balance at December 31, 2009	2,958,096	$2,958	$23,353,847	$(578,921)	$22,777,884

See accompanying notes to the consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

	Year ended	Period from June 30, 2008 (inception) through
	December 31, 2009	December 31, 2008
Cash flows from operations:
Net loss	$(296,933)	$(69,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,619	-
Amortization of acquired above market leases	455	-
Amortization of acquired below market leases	(2,543)	-
Straight-line rental income	(5,396)	-
Changes in assets and liabilities:
Accounts and rents receivable	(11,815)	-
Accounts payable and other liabilities	68,907	35,145
Other assets	(123,216)	-

Net cash flows used in operating activities	(341,922)	(34,429)

Cash flows from investing activities:
Investment in related party	(1,000)	-
Purchase of investment property	(9,611,879)	-
Investment in unconsolidated entity	(78,125)	-

Net cash flows used in investing activities	(9,691,004)	-

Cash flows from financing activities:
Proceeds from offering	29,128,976	200,000
Proceeds from the dividend reinvestment program	65,787	-
Payment of offering costs	(5,155,077)	(796,880)
Payment of loan fees and deposits	(20,000)	-
Distributions paid	(96,035)	-
Increase in restricted cash	(79,404)	-
Due to related parties	1,429,054	1,031,107
Contributions from sponsor	96,035	-

Net cash flows provided by financing activities	25,369,336	434,227

Net increase in cash and cash equivalents	15,336,410	399,798
Cash and cash equivalents, at beginning of period	399,798	-

Cash and cash equivalents, at end of period	$15,736,208	$399,798

See accompanying notes to the consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

	Year ended	Period from June 30, 2008 (inception) through
	December 31, 2009	December 31, 2008

Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$2,500,000	$-
Building and improvements	5,654,068	-
Acquired in-place lease intangibles	2,000,000	-
Acquired above market lease intangibles	54,140	-
Acquired below market lease intangibles	(511,688)	-
Security deposits and advanced rent	(95,266)	-
Other assets	10,625	-
Purchase of investment property	$9,611,879	$-

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$116,379	$-

Accrued offering costs payable	$267,036	$102,283

See accompanying notes to the consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

 (1)  Organization

Inland Diversified Real Estate Trust, Inc. (the “Company” which may be referred to as the “Company,” “we,” “us,” or “our”) was formed on June 30, 2008 (inception) to acquire, and develop a diversified portfolio of commercial real estate investments located in the United States and Canada.  The Company has entered into a Business Management Agreement (the “Agreement”) with Inland Diversified Business Manager & Advisor, Inc. (the “Business Manager”), to be the Business Manager to the Company.  The Business Manager is a related party to our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”). In addition, Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group, Inc. (collectively, the “Real Estate Managers”), will serve as the Company’s real estate managers. The Company is authorized to sell up to 500,000,000 shares of common stock (“Shares”) at $10 each in an initial public offering (the “Offering”) which commenced on August 24, 2009 and up to 50,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

(2)  Summary of Significant Accounting Policies

General

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, Inland Diversified Merrimack Village, L.L.C. (Note 3).  All intercompany balances and transactions have been eliminated in consolidation.

Offering and Organizational Costs

Costs associated with the Offering were deferred and charged against the gross proceeds of the Offering upon the sale of shares.  Formation and organizational costs were expensed as incurred.

Cash and Cash Equivalents

The Company considers all demand deposits and money market accounts and all short-term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions' non-performance.

Restricted Cash

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors as of December 31, 2009 relating to shares of the Company to be purchased by such investors.

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease.  In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.  Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decreases in the later years of a lease.  The Company periodically reviews the collectability of outstanding receivables.  Allowances are taken for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenses are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursement.

The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and amounts due are considered collectible. Upon early lease termination, the Company provides for gains or losses related to unrecovered intangibles and other assets.

As a lessor, the Company defers the recognition of contingent rental income, such as percentage rent, until the specified target that triggered the contingent rental income is achieved.

Capitalization and Depreciation

Real estate acquisitions are recorded at cost less accumulated depreciation.  Improvement and betterment costs are capitalized, and ordinary repairs and maintenance are expensed as incurred.

Costs in connection with the acquisition of real estate properties and businesses are expensed as incurred.

Depreciation expense is computed using the straight line method.  Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 5-15 years for furniture, fixtures and equipment and site improvements.

Tenant improvements are amortized on a straight line basis over the life of the related lease as a component of depreciation and amortization expense.

Leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization.

Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loans as a component of interest expense.

Fair Value Measurements

The Company has estimated fair value using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

The Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2 — Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and rents receivable, other investments, accrued offering expenses, accounts payable and accrued expenses, other liabilities, and due to related parties.  At December 31, 2009 and 2008, the carrying values of cash equivalents, restricted cash, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, other liabilities, and due to related parties approximates their estimated fair values due to the short maturity of these instruments.  The purchase price of Merrimack Village Center was allocated at estimated fair value based on Level 3 inputs from a third party appraisal.

Acquisition of Real Estate Properties and Real Estate Businesses

Upon acquisition, the Company allocates the purchase price of properties and businesses based on the fair value of the tangible and intangible assets acquired and liabilities assumed. The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals.  Amortization pertaining to the above market lease value of $455 was recorded as a reduction to rental income for the year ended December 31, 2009.  Amortization pertaining to the below market lease value of $2,543 was recorded as an increase to rental income for the year ended December 31, 2009.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $11,905 for the year ended December 31, 2009.  The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of December 31, 2009, no amount has been allocated to customer relationship value.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2009.

Intangible assets:
Acquired in-place lease value	$2,000,000
Acquired above market lease value	54,140
Accumulated amortization	(12,360)

Net intangible assets	$2,041,780

Intangible liabilities:
Acquired below market lease value	$511,688
Accumulated amortization	(2,543)

Net intangible liabilities	$509,145

The following table presents the amortization during the next five years related to intangible assets and liabilities for property owned at December 31, 2009.

	2010	2011	2012	2013	2014	Thereafter	Total
Amortization of:
Acquired above
market lease costs	$(5,459)	(5,459)	(5,459)	(5,459)	(5,459)	(26,390)	(53,685)

Acquired below
market lease costs	$30,514	30,514	30,514	30,514	30,514	356,575	509,145

Net rental income
increase	$25,055	25,055	25,055	25,055	25,055	330,185	455,460

Acquired in-place lease asset
	$142,857	142,857	142,857	142,857	142,857	1,273,810	1,988,095

Impairment of Investment Property

The Company assesses the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

The Company estimates the future undiscounted cash flows based on management’s intent as follows: (i) for real estate properties that the Company intends to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

operating the property; and (ii) for real estate properties that the Company intends to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties.

During the year ended December 31, 2009, the Company incurred no impairment charges.

Recent Accounting Pronouncements

Guidance issued in June 2009 amends previously issued guidance related to consolidation. These changes eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity and require companies to more frequently reassess whether they must consolidate variable interest entities. The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. Changes are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this new guidance will not have an impact on the Company's consolidated financial statements as there are no changes to which entities will be consolidated at this time.

Guidance issued in January 2010, provides additional requirements and clarifies existing disclosures about fair value measurements. The guidance requires entities to provide fair value measurement disclosures for each “class” of assets and liabilities, as opposed to the previous guidance which required disclosures by “major category” of assets and liabilities. The term “major category” was often interpreted to be a line item on the statement of financial position, whereas the term “class” represents a subset of assets or liabilities within a line item in the statement of financial position, thus expanding on the level of disaggregation. The guidance also requires an entity to disclose the amounts of significant transfers between Levels 1 and 2, and all significant transfers into and out of Level 3 of the fair value hierarchy.  Furthermore, entities are required to disclose the reasons for those transfers, and the entity’s policy for determining when transfers between levels are recognized. A description of the valuation techniques and inputs used to determine the fair value of each class of assets or liabilities for Levels 2 and 3 must also be disclosed, including any valuation technique changes and the reason for those changes. This update further amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements, requiring a separate disclosure of total gains and losses recognized in other comprehensive income and disclosing separately purchases, sales, issuances, and settlements, as opposed to net as previously required. The guidance is effective for periods ending after December 15, 2009. The adoption of the guidance did not have an impact on the consolidated financial statements.

Guidance issued in January 2010 clarifies the accounting for distributions to shareholders with components of stock and cash. Prior to this amendment, it was unclear as to whether the stock portion of a distribution should be accounted for as a new share issuance that is reflected in earnings per share prospectively or as a stock dividend by retroactively restating shares outstanding and earnings per share for all periods presented. The amendment clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance and is reflected in EPS prospectively and is not a stock dividend. The guidance is effective for periods ending after December 15, 2009. The adoption of the guidance did not have an impact on the consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

(3)  Investment Property

On December 11, 2009, the Company, through Inland Diversified Merrimack Village, L.L.C., a wholly owned subsidiary formed for this purpose, acquired a fee simple interest in an 82,292 square foot grocery anchored retail center known as Merrimack Village Center (the “Property”), located in Merrimack, New Hampshire.  The Company purchased the property from an unaffiliated third party for a gross purchase price of approximated $9.8 million in cash.  The Company funded this purchase with proceeds from our Offering. During the year ended December 31, 2009, the Company incurred $28,001 of acquisition and transaction related costs that were recorded in general and administrative expenses in the consolidated statement of operations.

The following condensed pro forma financial information is presented as if the acquisition of the Property had been consummated as of January 1, 2009 for the pro forma year ended December 31, 2009 and as of June 30, 2008 for the pro forma period June 30, 2008 (inception) through December 31, 2008.  The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisition had been consummated as of January 1, 2009 for the pro forma year ended December 31, 2009 and June 30, 2008 for the pro forma period June 30, 2008 (inception) through December 31, 2008, nor does it purport to represent the results of operations for future periods.

	For the Year Ended December 31, 2009
	Historical	Merrimack Village Center	As Adjusted

Total income	$96,243	1,277,637	1,373,880

Net income (loss)	$(296,933)	78,598	(218,335)

	For the Period June 30, 2008 (inception) through December 31, 2008

	Historical	Merrimack Village Center	As Adjusted

Total income	$-	661,749	661,749

Net income (loss)	$(69,574)	59,412	(10,162)

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

(4)

Operating Leases

Minimum lease payments to be received under operating leases, assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2010	1,036,276
2011	1,006,966
2012	1,026,837
2013	1,030,659
2014	891,260
Thereafter	9,107,765
Total	$14,099,763

The remaining lease terms range from one year to 17 years.  The majority of the revenue from the Company's property consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease.  Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the Consolidated Statements of Operations.

(5)

Unconsolidated joint venture

The Company is a member of a limited liability company formed as an insurance association captive (the "Insurance Captive"), which is owned in equal proportions by the Company and three other REITs sponsored by the Company's Sponsor, Inland Real Estate Corporation, Inland Western Retail Real Estate Trust, Inc., and Inland American Real Estate Trust, Inc. and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services Inc.  The Insurance Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100,000 of property insurance and $100,000 of general liability insurance.  The Company entered into the Insurance Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a variable interest entity (VIE) as defined in GAAP and the Company is not considered to be the primary beneficiary.  Therefore, this investment is accounted for utilizing the equity method of accounting.

Joint Venture	Description	Ownership %	Investment at December 31, 2009	Investment at December 31, 2008

Oak Property & Casualty LLC	Insurance Captive	25%	$187,500	$-

			$187,500	$-

The Company entered into a contribution agreement to pay $187,500 in twelve equal installments in exchange for a twenty-five percent membership interest in the Insurance Captive.  At December 31, 2009, $109,375 of this obligation remained unpaid.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

Financial Information of Unconsolidated Joint Venture

Summarized financial information for the unconsolidated joint venture is as follows:

December 31, 2009 (unaudited)
Balance Sheet:
Assets:
Cash and cash equivalents	$6,590,027
Restricted cash	3,410,000
Other assets	5,209,829

Total Assets	$15,209,856

Liabilities and Members’ Equity:

Liabilities	$8,308,088
Members’ equity	6,901,768

Total Liabilities and Members' Equity	$15,209,856

Statements of Operations:
Revenues	$4,712,011

Operating expenses and general and administrative expenses	3,479,361

Net income	$1,232,650
Our share of:
Net income	$-

The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture.  For the year ended December 31, 2009, the Company had no premium contribution and therefore, no allocation of the venture’s net income for the period.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

(6)  Transactions with Related Parties

During 2008, the Sponsor contributed $200,000 to the capital of the Company for which it received 20,000 shares of common stock.

For the period June 30, 2008 (inception) through December 31, 2008, the Sponsor advanced $1,031,107 for the payment of offering and administrative costs.  For the year ended December 31, 2009, the Sponsor advanced a total of $1,429,054 for the payment of offering and administrative costs and contributed $96,035 to pay distributions.  Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions.  In addition, the Company has not used any of the Sponsor’s initial $200,000 contribution to fund distributions.  There is no assurance that our Sponsor will continue to contribute monies to fund future distributions.   The Company intends to continue paying distributions for future periods in the amounts and at times as determined by our board.  The amount and timing of distributions may vary. The Company may pay distributions from the proceeds generated by borrowings.

As of December 31, 2009 and 2008, the Company owed $2,460,161 and $1,031,107, respectively, to our Sponsor related to advances used to pay administrative and offering costs which are included in due to related parties on the accompanying consolidated balance sheets.  These amounts represent non-interest bearing advances made by the Sponsor, which the Company intends to repay.

On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies, Inc. for $1,000, which are accounted for under the cost method.

The following table summarizes the Company’s related party transactions incurred for the year ended December 31, 2009 and the period from June 30, 2008 (inception) through December 31, 2008.

		Year Ended	Period June 30, 2008 (inception) through
		December 31, 2009	December 31, 2008
Offering costs	(a)(c)	$ 3,329,675	$ 23,465
Organization costs	(a)(c)	55,772	5,837
General and administrative reimbursement	(b)	56,948	2,366

(a)

A related party of the Business Manager is entitled to receive selling commissions equal to 7.5% of the sale price for each share sold, the marketing contribution equal to 2.5% of the gross offering proceeds from shares sold and a due diligence expense reimbursement of up to 0.5% of the gross offering proceeds (which may, in the Company’s sole discretion, be paid or reimbursed from the marketing contribution or from issuer costs), the majority of which are reallowed to third party soliciting dealers.  In addition, our Sponsor, its affiliates and third parties are entitled to reimbursement for any issuer costs that they pay on our behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed as a marketing contribution, in an amount not to exceed 5% of the gross offering proceeds.  The Company will not pay selling commissions, the marketing contribution or issuer costs in connection with shares of common stock issued through the distribution reinvestment plan.  Such costs are offset against the stockholders' equity accounts. A total of $208,773 and $5,974 of offering costs, and $10,000 and $1,333 of organization costs were unpaid as of December 31, 2009 and 2008, respectively, and are included in due to related parties in the accompanying consolidated balance sheets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

(b)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration, including acquisition and transaction related costs.  Such costs are included in general and administrative expenses to related parties in the accompanying consolidated balance sheets.  A total of $12,776 and $424 remained unpaid as of December 31, 2009 and 2008, respectively, and is included in due to related parties on the accompanying consolidated balance sheets.

(c)

As of December 31, 2009, the Company had incurred $6,218,993 of offering costs, of which $3,353,140 was paid or accrued to related parties.  Pursuant to the terms of the Offering, the Business Manager has agreed to reimburse the Company all public offering and organizational expenses (excluding sales commissions and the marketing contribution allowances) in excess of 5% of the gross proceeds of the Offering or all organization and offering expenses (including selling commissions and the marketing contribution) which together exceed 15% of gross offering proceeds.  As of December 31, 2009, offering costs did not exceed the 5% and 15% limitations.  The Company anticipates that these costs will not exceed these limitations upon completion of the Offering.  Any excess amounts at the completion of the Offering will be reimbursed by the Business Manager.

Subject to satisfying the criteria described below, the Company will pay the Business Manager a quarterly business management fee equal to a percentage of the Company’s “average invested assets” (as defined in the Offering prospectus), calculated as follows:

(1)

if the Company has declared distributions during the prior calendar quarters just ended, in an amount equal to or greater than an average 7% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.25% of its “average invested assets” for that prior calendar quarter;

(2)

if the Company has declared distributions during the prior calendar quarters just ended, in an amount equal to or greater than an average 6% annualized distribution rate but less than 7% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.1875% of its “average invested assets” for that prior calendar quarter;

(3)

if the Company has declared distributions during the prior calendar quarters just ended, in an amount equal to or greater than an average 5% annualized distribution rate but less than 6% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.125% of its “average invested assets” for that prior calendar quarter; or

(4)

if the Company does not satisfy the criteria in (1), (2) or (3) above in a particular calendar quarter just ended, it will not, except as set forth below, pay a business management fee for that prior calendar quarter.

Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid.  If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time.  This obligation to pay the accrued fee terminates if the Company acquires the Business Manager.  For the year ended December 31, 2009, the Business Manager was entitled to a business management fee in the amount equal to $6,060, but permanently waived the entire amount of this fee.

Separate and distinct from any business management fee, the Company will also reimburse the Business Manager or any related party for all expenses that it, or any related party including the Sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties in performing services for the Company except that we will not reimburse either our Business Manager or Real Estate Managers for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Managers; provided that, for these purposes, the secretaries of our company and the Business

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

Manager will not be considered “executive officers.”  These costs were recorded in general and administrative expenses in the consolidated statements of operations.  The Company expects to pay additional types of compensation to affiliates of IREIC, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other compensation for the year ended December 31, 2009.

As of December 31, 2009, the Company had deposited cash of $502,955 in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

 (7) Income Taxes

The Company is qualified and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2009.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

As of December 31, 2009 and 2008, the Company had a deferred tax asset of $27,652 related to organizational costs for which a full valuation allowance was recorded due to the uncertainty of realization given the Company’s intention to elect and to qualify to be taxed as a REIT commencing with the tax year ending December 31, 2009.

Distributions

For federal income tax purposes, distributions may consist of ordinary dividend income, qualifying dividends, return of capital, capital gains or a combination thereof.  Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary dividend income.  Distributions in excess of these earnings and profits will constitute a non-taxable return of capital rather than a dividend and will reduce the recipient’s basis in the shares to the extent thereof, and thereafter as taxable gain. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares.

The Company currently pays distributions based on daily record dates, payable monthly in arrears.  The distributions that the Company currently pays are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share.  During the year ended December 31, 2009, the Company declared cash distributions, which are paid monthly to stockholders, totaling $212,414, or $.60 per share on an annualized basis.  For federal income tax purposes for the year ended December 31, 2009, 100% of the distributions constituted a return of capital.

(8)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts.  As of December 31, 2009 and 2008, the Company did not have any dilutive common share equivalents outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

The basic and diluted weighted average number of common shares outstanding was 367,888 and 20,000 for the year ended December 31, 2009 and the period from June 30, 2008 (inception) to December 31, 2008, respectively.

(9)  Segment Reporting

The Company currently has one retail business segment and accordingly did not report any other segment disclosures for 2009.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue.  Shaw’s Grocery Store accounted for 53% of consolidated rental revenues for the year ended December 31, 2009.  The concentration of revenues for this tenant increases the Company's risk associated with nonpayment by this tenant.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

 (10)  Subsequent Events

The Company has evaluated events and transactions that have occurred subsequent to December 31, 2009 for potential recognition and disclosure in these financial statements.

On December 9, 2009, January 13, 2010, February 10, 2010 and March 10, 2010, our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2010 through the close of business on April 30, 2010.  Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share.  Distributions were and will continue to be paid monthly in arrears, as follows:

•

On January 4, 2010, total distributions declared for the month of December 2009 were paid in the amount equal to $116,379, of which $37,690 was paid in cash and $78,689 was reinvested through the Company’s DRP for an additional 8,283 shares of common stock.

•

On February 1, 2010, total distributions declared for the month of January 2010 were paid in the amount equal to $183,700, of which $57,721 was paid in cash and $125,979 was reinvested through the Company’s DRP for an additional 13,261 shares of common stock.

•

On March 3, 2010, total distributions declared for the month of February 2010 were paid in the amount equal to $231,568, of which $76,130 was paid in cash and $155,438 was reinvested through the Company’s DRP for an additional 16,362 shares of common stock.

•

Distributions declared for the month of March 2010 will be paid no later than April 5, 2010.

•

Distributions declared for the month of April 2010 will be paid no later than May 7, 2010.

The Company did not use any of the net proceeds from our current Offering to fund these distributions.  The monies needed to pay distributions declared for December, January and February were funded from capital contributions from our Sponsor.  Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions.  Our Sponsor previously invested $200,000 at the time of our formation. The Company did not use any of this initial $200,000 contribution to fund these distributions. There is no assurance that our Sponsor will continue to contribute monies to fund future distributions.  The amount and timing of distributions may vary.  See Note 6 for further discussion of sponsor contributions used to fund distributions.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

On February 11, 2010, the Company placed on deposit an additional $15,000,000 in a previously established money market account maintained at a bank which is partially owned by parties affiliated with the Sponsor.

On February 11, 2010, Inland Diversified Merrimack Village, L.L.C., a wholly owned subsidiary of the Company and the owner of Merrimack Village Center, entered into a loan with Delta Community Credit Union for approximately $5.4 million, secured by Merrimack Village Center.  The loan requires us to pay interest only at an annual rate of 6.5% for the first twenty-four months of the loan term and then requires monthly payments of principal and interest, based on a thirty year amortization schedule until maturity on March 1, 2015.

On February 18, 2010, the Company acquired, through its wholly owned subsidiary, Inland Diversified Kissimmee Pleasant Hill, L.L.C., a fee simple interest in a 70,642 square foot grocery-anchored retail center known as Pleasant Hill Commons, located in Kissimmee, Florida.  The Company purchased the property from an unaffiliated third party for a gross purchase price of approximately $12.4 million in cash.  We used proceeds from the Offering to fund this acquisition.

The following condensed pro forma financial information is presented as if the acquisition of Pleasant Hill Commons had been consummated as of January 1, 2009 for the pro forma year ended December 31, 2009 and June 30, 2008 for the pro forma period June 30, 2008 (inception) through December 31, 2008.  The pro forma financial information below includes the pro forma information of Merrimack Village Center as presented in Note 3 to the consolidated financial statements.  The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisition had been consummated at the beginning of January 1, 2009 for the pro forma year ended December 31, 2009 and June 30, 2008 for the pro forma period June 30, 2008 (inception) through December 31, 2008, nor does it purport to represent the results of operations for future periods.  Depreciation and amortization pro forma adjustments are based on preliminary purchase price allocations and are subject to change.

	For the Year Ended December 31, 2009

	As Adjusted from Note 3	Pleasant Hill Commons	As Adjusted

Total income	$1,373,880	1,425,916	2,799,796

Net income (loss)	$(218,335)	676,917	458,582

	For the Period June 30, 2008 (inception) through December 31, 2008

	As Adjusted from Note 3	Pleasant Hill Commons	As Adjusted

Total income	$661,749	342,650	1,004,399

Net income (loss)	$(10,162)	(26,174)	(36,336)

As of March 25, 2010, the Company has raised total equity, net of commissions, marketing contribution, and due diligence expense reimbursements, the majority of which are reallowed to third party soliciting dealers, of approximately $60.3 million and has issued approximately 6.7 million shares of common stock from the Offering.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

(11) Quarterly Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2009 and 2008.

	2009
	Dec. 31	Sept. 30	June 30	March 31

Total income	$99,198	3	78	-

Net loss	(193,646)	(44,347)	(53,373)	(5,567)

Net loss per common share, basic and diluted (1)	(.14)	(1.55)	(2.67)	(.28)

Weighted average number of common shares outstanding, basic and diluted (1)	1,391,602	28,604	20,000	20,000

	2008
	Dec. 31	Sept. 30	June 30	March 31

Total income	$-	-	N/A	N/A

Net loss	(65,384)	(4,190)	N/A	N/A

Net loss per common share, basic and diluted (1)	(3.27)	(.21)	N/A	N/A

Weighted average number of common shares outstanding, basic and diluted (1)	20,000	20,000	N/A	N/A

(1)

 Quarterly income per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation

December 31, 2009

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E ,F)	Date of Completion of Construction or Acquisition
Retail
MERRIMACK VILLAGE CENTER	-	2,500,000	5,654,068	-	2,500,000	5,654,068	8,154,068	16,714	2009
Merrimack, NH

TOTAL:	-	2,500,000	5,654,068	-	2,500,000	5,654,058	8,154,068	16,714

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation

December 31, 2009

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2009 for Federal income tax purposes was approximately $9,725,000 (unaudited).

(C)

Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earn-out of tenant space.

(D)

Reconciliation of real estate owned:

2009

Balance at January 1,	$-
Acquisitions and capital improvements	9,696,520
Intangible assets	(2,054,140)
Intangible liabilities	511,688

Balance at December 31,	$8,154,068

(E)

Reconciliation of accumulated depreciation:

Balance at January 1,	$-
Depreciation expense	16,714

Balance at December 31,	$16,714

(F)

Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2009, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2010, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at http://www.inlanddiversified.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11.  Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2010, and is incorporated by reference into this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2010 and is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2010 and is incorporated by reference into this Item 13.

Item 14.   Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2010, and is incorporated by reference into this Item 14.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

List of documents filed:

(1)

Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)

Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2009 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III)

(3)

Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)  Exhibits:

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)  Financial Statement Schedules

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus
By:	Barry L. Lazarus
President and principal executive officer
Date:	March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Robert D. Parks Name: Robert D. Parks	Director and chairman of the board	March 26, 2010
By: /s/ Barry L. Lazarus Name: Barry L. Lazarus	Director and president (principal executive officer)	March 26, 2010
By: /s/ Steven T. Hippel Name: Steven T. Hippel	Treasurer and chief accounting officer (principal financial officer)	March 26, 2010

By: /s/ Brenda G. Gujral Name: Brenda G. Gujral	Director	March 26, 2010
By: /s/ Lee A. Daniels Name: Lee A. Daniels	Director	March 26, 2010
By: /s/ Donald J. Figura Name: Donald J. Figura	Director	March 26, 2010
By: /s/ Gerald W. Grupe Name: Gerald W. Grupe	Director	March 26, 2010
By: /s/ Charles H. Wurtzbach Name: Charles H. Wurtzebach	Director	March 26, 2010

Exhibit Index

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2

Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1

Distribution Reinvestment Plan (incorporated by reference to Appendix B to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.3

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)  (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1

Business Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.2

Master Real Estate Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Real Estate Services LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.3

Master Real Estate Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Asset Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.4

Master Real Estate Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Leasing Services LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.5

Master Real Estate Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Development Services LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.6

Property Acquisition Agreement, dated as of August 24, 2009, by and among Inland Diversified Real Estate Trust, Inc., Inland Diversified Business Manager & Advisor, Inc. and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.7

Investment Advisory Agreement for Discretionary Accounts, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.8

Escrow Agreement, dated as of August 24, 2009, by and among Inland Diversified Real Estate Trust, Inc., Inland Securities Corporation and UMB Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.9

Real Estate Sale Agreement (re: Merrimack Village Center), by and between Inland Real Estate Acquisitions, Inc. and Merrimack Shopping Center, LLC, dated October 22, 2009, as amended by the Amendment To Real Estate Sale Agreement (re: Merrimack Village Center), by and between Inland Real Estate Acquisitions, Inc. and Merrimack Shopping Center, LLC, dated November 30, 2009 (incorporated by reference to 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 17, 2009)

10.10

Assignment of Contract, dated December 10, 2009, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Merrimack Village, L.L.C. (incorporated by reference to 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 17, 2009)

10.11

Term Loan Promissory Note, made as of February 11, 2010 by Inland Diversified Merrimack Village, L.L.C. for the benefit of Delta Community Credit Union (incorporated by reference to 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.12

Mortgage, dated as of February 11, 2010, by and between Inland Diversified Merrimack Village, L.L.C. and Delta Community Credit Union (incorporated by reference to 10.12 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.13

Environmental Indemnity Agreement, made as of February 11, 2010 by Inland Diversified Merrimack Village, L.L.C. in favor of Delta Community Credit Union (incorporated by reference to 10.13 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.14

Compliance Agreement, dated as of February 11, 2010, by and between Inland Diversified Merrimack Village, L.L.C. in favor of Delta Community Credit Union (incorporated by reference to 10.14 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.15

Limited Guaranty Agreement, made as of February 11, 2010 by Inland Diversified Real Estate Trust, Inc. for the benefit of Delta Community Credit Union (incorporated by reference to 10.15 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.16

Assignment and Assumption of Leases, dated December 11, 2009, by and between Merrimack Shopping Center, LLC and Inland Diversified Merrimack Village, L.L.C. (incorporated by reference to 10.16 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 17, 2009)

10.17

Purchase and Sale Agreement (re: Pleasant Hill Commons), by and between Inland Real Estate Acquisitions, Inc. and MCP Retail, LLC, dated December 21, 2009, as amended (incorporated by reference to 10.17 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 24, 2010)

10.18

Assignment, dated February 18, 2010, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Kissimmee Pleasant Hill, L.L.C. (incorporated by reference to 10.18 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 24, 2010)

10.19

Assignment and Assumption of Lease, dated February 18, 2010, by and between MCP Retail, LLC and Inland Diversified Kissimmee Pleasant Hill, L.L.C. (incorporated by reference to 10.19 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 24, 2010)

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

99.1

Non-Retaliation Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

99.2

Responsibilities of the Compliance Officer of the Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

99.3

Code of Ethics (incorporated by reference to Exhibit 99.3 to the Registrant’s Post-Effective Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2010 (file number 333-153356))

___________________________

*    Filed as part of this Annual Report on Form 10-K.