Form 10-Q
period 2010-03-31
Inland Diversified Real Estate Trust, Inc.
filed 2010-05-14
CIK 1438897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-53945

Inland Diversified Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes X       No ☐

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

Yes  ☐     No  X

As of May 13, 2010, there were 9,800,731 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

i

Item 1. Financial Statements

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
Assets	(unaudited)
Assets:
Investment properties (note 3):
Land	$7,500,000	$2,500,000
Building and improvements	10,853,588	5,654,068
Total	18,353,588	8,154,068
Less accumulated depreciation	(83,323)	(16,714)
Net investment properties	18,270,265	8,137,354
Cash and cash equivalents	44,006,225	15,736,208
Restricted cash (note 2)	46,877	79,404
Investment in unconsolidated entity (note 5)	187,500	187,500
Accounts and rents receivable	153,810	17,211
Investment in related party	1,000	1,000
Acquired lease intangibles, net (note 2)	4,166,814	2,041,780
Deferred costs, net	222,812	20,000
Other assets	877,629	218,841
Total assets	$67,932,932	$26,439,298

Liabilities and Stockholders' Equity

Liabilities:
Mortgage payable (note 8)	$5,445,000	$-
Accrued offering expenses	164,198	267,036
Accounts payable and accrued expenses	185,326	201,848
Distributions payable	322,553	116,379
Accrued real estate taxes payable	97,348	-
Advance rent and other liabilities	205,550	106,845
Acquired below market lease intangibles, net (note 2)	501,517	509,145
Due to related parties (note 7)	3,100,224	2,460,161
Total liabilities	10,021,716	3,661,414

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 2,460,000,000 shares authorized, 6,988,344 and 2,958,096 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.	6,988	2,958
Additional paid in capital, net of offering costs of $10,583,634 and 6,218,993 as of March 31, 2010 and December 31, 2009, respectively.	59,613,821	23,353,847
Retained deficit	(1,709,593)	(578,921)

Total stockholders' equity	57,911,216	22,777,884

Total liabilities and stockholders' equity	$67,932,932	$26,439,298

See accompanying notes to financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations

(unaudited)

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009

Income:
Rental income	$414,957	$-
Tenant recovery income	174,414	-
Other property income	8,500	-

Total income	597,871	-

Expenses:
General and administrative expenses to related parties	362,731	-
General and administrative expenses to non-related parties	277,306	5,567
Property operating expenses to related parties	24,821	-
Property operating expenses to non- related parties	99,293	-
Real estate taxes	89,920	-
Depreciation and amortization	113,770	-

Total expenses	967,841	5,567

Operating loss	$(369,970)	$(5,567)

Interest income	27,747	-
Interest expense	(50,629)	-

Net loss applicable to common shares	$(392,852)	$(5,567)

Net loss applicable to common stockholders per common share, basic and diluted (note 10)	$(0.08)	$(0.28)
Weighted average number of common shares outstanding, basic and diluted	4,987,095	20,000

See accompanying notes to financial statements.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

Consolidated Statement of Stockholders' Equity

For the three months ended March 31, 2010

 (unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Total

Balance at December 31, 2009	2,958,096	$2,958	$23,353,847	$(578,921)	$22,777,884

Distributions declared	-	-	-	(737,820)	(737,820)
Proceeds from offering	3,992,342	3,992	39,693,122	-	39,697,114
Offering costs	-	-	(4,364,640)	-	(4,364,640)
Proceeds from distribution reinvestment program	37,906	38	360,068	-	360,106
Discounts on shares issued to affiliates	-	-	39,778	-	39,778
Contributions from sponsor	-	-	531,646	-	531,646
Net loss applicable to common shares	-	-	-	(392,852)	(392,852)

Balance at March 31, 2010	6,988,344	$6,988	$59,613,821	$(1,709,593)	$57,911,216

See accompanying notes to financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

	(unaudited)
	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Cash flows from operations:
Net loss	$(392,852)	$(5,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,770	-
Amortization of loan fees	2,456	-
Amortization of acquired above market leases	3,285	-
Amortization of acquired below market leases	(7,628)	-
Straight-line rental income	(29,126)	-
Discount on shares issued to affiliates	39,778	-
Changes in assets and liabilities:
Accounts and rents receivable	(107,473)	-
Accounts payable and accrued expenses	(35,628)	(14,555)
Other assets	5,450	-
Accrued real estate taxes	89,639	-
Advance rent and other liabilities	17,240	-

Net cash flows used in operating activities	(301,089)	(20,122)

Cash flows from investing activities:
Purchase of investment property	(12,267,170)	-

Net cash flows used in investing activities	(12,267,170)	-

Cash flows from financing activities:
Proceeds from offering	39,692,114	-
Proceeds from the dividend reinvestment program	360,106	-
Payment of offering costs	(4,550,067)	(105,633)
Proceeds from mortgage payable	5,445,000	-
Payment of loan fees and deposits	(205,268)	-
Distributions paid	(531,646)	-
Decrease in restricted cash	32,527	-
Due to related parties	63,864	(137)
Contributions from sponsor	531,646	-

Net cash flows provided by (used in) financing activities	40,838,276	(105,770)

Net increase in cash and cash equivalents	28,270,017	(125,892)
Cash and cash equivalents, at beginning of period	15,736,208	399,798

Cash and cash equivalents, at end of period	$44,006,225	$273,906

See accompanying notes to financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(unaudited)

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009

Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$5,000,000	$-
Building and improvements	5,199,520	-
Acquired in-place lease intangibles	1,923,000	-
Acquired above market lease intangibles	252,480	-
Tenant improvement payable	(9,000)	-
Security deposits and advanced rent	(91,571)	-
Other assets	450	-
Accrued real estate taxes	(7,709)	-
Purchase of investment property	$12,267,170	$-

Cash paid for interest	$17,696	$-

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$322,553	$-

Accrued offering costs payable	$164,198	$37,355

See accompanying notes to financial statements.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Diversified Real Estate Trust, Inc. (the “Company”) for the year ended December 31, 2009, which are included in the Company’s 2009 Annual Report as certain footnote disclosures contained in such audited financial statements have been omitted from the this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

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

The Company is authorized to repurchase shares under the share repurchase program, as amended (“SRP”), if requested, subject to, among other conditions, funds being available. In any given calendar month, proceeds used for the SRP cannot exceed the proceeds from the DRP, for that month. In addition, the Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous year. In the case of repurchases made upon the death of a stockholder, however, the Company is authorized to use any funds to complete the repurchase, and neither the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will be terminated if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may amend, suspend or terminate the SRP.

The fiscal year-end of the Company is December 31.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

March 31, 2010

(unaudited)

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) (note 3).  All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors as of March 31, 2010 and December 31, 2009 relating to shares of the Company to be purchased by such investors.

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

March 31, 2010

(unaudited)

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

March 31, 2010

(unaudited)

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

The purchase prices of the investment properties were allocated at estimated fair value based on Level 3 inputs from a third party appraisal.

Acquisition of Real Estate Properties and Real Estate Businesses

Upon acquisition, the Company allocates the purchase price of properties and businesses based on the fair value of the tangible and intangible assets acquired and liabilities assumed. The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals.  Amortization pertaining to the above market lease value of $3,285 was recorded as a reduction to rental income for the three months ended March 31, 2010.  Amortization pertaining to the below market lease value of $7,628 was recorded as an increase to rental income for the three months ended March 31, 2010.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

March 31, 2010

(unaudited)

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $47,161 for the three months ended March 31, 2010.  The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of March 31, 2010, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2010 and December 31, 2009.

	Balance as of March 31, 2010	Balance as of December 31, 2009
Intangible assets:
Acquired in-place lease value	$3,923,000	$2,000,000
Acquired above market lease value	306,620	54,140
Accumulated amortization	(62,806)	(12,360)

Net intangible assets	$4,166,814	$2,041,780

Intangible liabilities:
Acquired below market lease value	$511,688	$511,688
Accumulated amortization	(10,171)	(2,543)

Net intangible liabilities	$501,517	$509,145

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

March 31, 2010

(unaudited)

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

During the three months ended March 31, 2010, the Company incurred no impairment charges.

Recent Accounting Pronouncements

Guidance issued in June 2009 amends previously issued guidance related to consolidation.  These changes eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity and require companies to more frequently reassess whether they must consolidate variable interest entities.  The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  Changes are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The adoption of this new guidance did not have an impact on the Company’s consolidated financial statements as there are no changes to which entities are consolidated, at this time.

(3)

Investment Property

At March 31, 2010, the Company owned two retail properties totaling 152,934 square feet with a weighted average physical and financial occupancy of 96.7%.

On February 18, 2010, the Company, through Inland Diversified Kissimmee Pleasant Hill, L.L.C., a wholly owned subsidiary formed for this purpose, acquired a fee simple interest in a 70,642 square foot grocery anchored retail center known as Pleasant Hill Commons (the “Pleasant Hill Commons”), located in Kissimmee, Florida.  The Company purchased the property from an unaffiliated third party for a gross purchase price of approximated $12.4 million.  The Company funded this purchase with proceeds from our Offering.  For the period February 18, 2010 through March 31, 2010, total income and net income for Pleasant Hill Commons included in the Company’s statement of operations for the three months ended March 31, 2010 totaled $178,695 and $97,085, respectively.

During the three months ended March 31, 2010, the Company incurred $240,045 of acquisition and transaction related costs that were recorded in general and administrative expenses in the consolidated statement of operations and relate to both closed and potential transactions.

Pleasant Hill Commons was acquired on February 18, 2010 and Merrimack Village Center was acquired on December 11, 2009.  Accordingly, the following condensed pro forma financial statements for the three months ended March 31, 2010 include pro forma adjustments related to Pleasant Hill Commons only as Merrimack Village Center operations are included in the historical results for this period.  The condensed pro forma financial statements for the three months ended March 31, 2009 include pro forma adjustments related to both Pleasant Hill Commons and Merrimack Village Center as the operations for both properties are not included in the historical results for this period.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

March 31, 2010

(unaudited)

The following condensed pro forma financial information is presented as if the acquisition of Pleasant Hill Commons had been consummated as of January 1, 2010 for the pro forma three months ended March 31, 2010.  The following condensed pro forma financial information is presented as if the acquisitions of Merrimack Village Center and Pleasant Hill Commons had been consummated as of January 1, 2009 for the pro forma three months ended March 31, 2009.  The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisition had been consummated as of January 1, 2010 for the pro forma three months ended March 31, 2010 and January 1, 2009 for the pro forma three months ended March 31, 2009, nor does it purport to represent the results of operations for future periods.

	For the Three Months Ended March 31, 2010

	Historical	Pro Forma Adjustments	As Adjusted

Total income	$597,871	365,860	963,731

Net income (loss)	$(392,852)	59,639	(333,213)

	For the Three Months Ended March 31, 2009

	Historical	Pro Forma Adjustments	As Adjusted

Total income	$-	692,393	692,393

Net income (loss)	$(5,567)	84,449	78,882

(4)  Operating Leases

Minimum lease payments to be received under operating leases as of March 31, 2010 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2010	$1,615,293
2011	2,123,613
2012	2,133,000
2013	2,067,934
2014	1,687,310
Thereafter	17,044,808
Total	$26,671,958

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

March 31, 2010

(unaudited)

The remaining lease terms range from one year to 18 years.  The majority of the revenue from the Company's property consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease.  Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the Consolidated Statements of Operations.

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

Joint Venture	Description	Ownership %	Investment at March 31, 2010	Investment at December 31, 2009

Oak Property & Casualty LLC	Insurance Captive	25%	$187,500	$187,500

			$187,500	$187,500

The Company entered into a contribution agreement to pay $187,500 in twelve equal installments in exchange for a twenty-five percent membership interest in the Insurance Captive.  At March 31, 2010 and December 31, 2009, $62,500 and $109,375 of this obligation remained unpaid, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture.  For the three months ended March 31, 2010, the Company had no premium contribution and therefore, no allocation of the venture’s net income for the period.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

March 31, 2010

(unaudited)

(6)  Fair Value of Financial Instruments

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using level 3 inputs.  The carrying value of the Company’s mortgage debt was $5,445,000 and its estimated fair value was $5,445,000 as of March 31, 2010.

The Company’s other financial instruments include cash and cash equivalents, restricted cash, accounts and rents receivable, other investments, accrued offering expenses, accounts payable and accrued expenses, other liabilities, and due to related parties.  At March 31, 2010 and December 31, 2009, the carrying values of cash equivalents, restricted cash, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, other liabilities, and due to related parties approximates their estimated fair values due to the short maturity of these instruments.

(7)  Transactions with Related Parties

For the three months ended March 31, 2010, the Sponsor contributed $531,646 to the Company to pay distributions.  Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions.  In addition, the Company has not used any of the Sponsor’s initial $200,000 contribution to fund distributions.  There is no assurance that our Sponsor will continue to contribute monies to fund future distributions. The Company intends to continue paying distributions for future periods in the amounts and at times as determined by our board.  The amount and timing of distributions may vary. The Company may pay distributions from the proceeds generated by borrowings.

As of March 31, 2010 and December 31, 2009, the Company owed $3,100,224 and $2,460,161, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets.  These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2010 and 2009.

For the three months ended
		March 31, 2010	March 31, 2009
General and administrative:
General and administrative reimbursement	(b)	$ 322,953	$ -
Affiliate share purchase discounts	(f)	39,778	-
Total general and administrative expenses to related parties		$ 362,731	$ -

Offering costs	(a)(c)	$ 3,924,182	$ 3,349
Property management fees	(e)	24,821	-
Business manager fee	(d)	-	-

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

March 31, 2010

(unaudited)

(a)

A related party of the Business Manager is entitled to receive selling commissions equal to 7.5% of the sale price for each share sold, the marketing contribution equal to 2.5% of the gross offering proceeds from shares sold and a due diligence expense reimbursement of up to 0.5% of the gross offering proceeds (which may, in the Company’s sole discretion, be paid or reimbursed from the marketing contribution or from issuer costs), the majority of which are reallowed to third party soliciting dealers.  In addition, our Sponsor, its affiliates and third parties are entitled to reimbursement for any issuer costs that they pay on our behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed as a marketing contribution, in an amount not to exceed 5% of the gross offering proceeds.  The Company will not pay selling commissions, the marketing contribution or issuer costs in connection with shares of common stock issued through the distribution reinvestment plan.  Such costs are offset against the stockholders' equity accounts. A total of $126,184 and $208,773 of offering costs were unpaid as of March 31, 2010 and December 31, 2009, respectively, and are included in due to related parties in the accompanying consolidated balance sheets.

(b)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration, including acquisition, dead deal and transaction related costs of $90,987.  Such costs are included in general and administrative expenses to related parties in the accompanying consolidated statements of operations.  A total of $750,240 and $12,776 remained unpaid as of March 31, 2010 and December 31, 2009, respectively, and are included in due to related parties on the accompanying consolidated balance sheets.

(c)

As of March 31, 2010, the Company had incurred $10,583,634 of offering costs, of which $7,277,322 was paid or accrued to related parties.  Pursuant to the terms of the Offering, the Business Manager has agreed to reimburse the Company all public offering and organizational expenses (excluding sales commissions and the marketing contribution allowances) in excess of 5% of the gross proceeds of the Offering or all organization and offering expenses (including selling commissions and the marketing contribution) which together exceed 15% of gross offering proceeds.  The Company anticipates that these costs will not exceed these limitations upon completion of the Offering.  Any excess amounts at the completion of the Offering will be reimbursed by the Business Manager.

(d)

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

March 31, 2010

(unaudited)

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

Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid.  If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time.  This obligation to pay the accrued fee terminates if the Company acquires the Business Manager.  For the three months ended March 31, 2010, the Business Manager was entitled to a business management fee in the amount equal to $33,650, but permanently waived the entire amount of this fee.

Separate and distinct from any business management fee, the Company will also reimburse the Business Manager or any related party for all expenses that it, or any related party including the Sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties in performing services for the Company except that we will not reimburse either our Business Manager or Real Estate Managers for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Managers; provided that, for these purposes, the secretaries of our company and the Business Manager will not be considered “executive officers.”  These costs were recorded in general and administrative expenses in the consolidated statements of operations.  The Company expects to pay additional types of compensation to affiliates of IREIC, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other compensation for the three months ended March 31, 2010.

(e)

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services.  Such costs are included in property operating expenses to related parties in the accompanying consolidated statements of operations.  No amounts remained unpaid as of March 31, 2010.

(f)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 a share.  The Company sold 39,778 shares to related parties and recognized an expense related to these discounts of $39,778 for the three months ended March 31, 2010.

As of March 31, 2010, the Company had deposited cash of $15,527,334 in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

March 31, 2010

(unaudited)

(8)  Mortgage Payable

On February 11, 2010, Inland Diversified Merrimack Village, L.L.C., a wholly owned subsidiary of the Company and the owner of Merrimack Village Center, entered into a loan with a lender for approximately $5.4 million, secured by Merrimack Village Center.  The loan requires us to pay interest only at an annual rate of 6.5% for the first 24 months of the loan term and then requires monthly payments of principal and interest, based on a thirty year amortization schedule until maturity on March 1, 2015.  As of March 31, 2010, scheduled maturities for the Company's outstanding mortgage indebtedness were as follows:

As of March 31,2010

2010	$-
2011	-
2012	54,425
2013	69,144
2014	73,841
Thereafter	5,247,590
Total	$5,445,000

The mortgage loan requires compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of March 31, 2009, the Company was in compliance with such covenants.

(9)  Income Taxes

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

The Company had no uncertain tax positions as of March 31, 2010.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2010.  The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the three months ended March 31, 2010 and 2009, or in the consolidated balance sheets as of March 31, 2010.  As of March 31, 2010, returns for the calendar years 2008 and 2009 remain subject to examination by U.S. and various state and local tax jurisdictions.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

March 31, 2010

(unaudited)

Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears.  The distributions that the Company currently pays are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share.  During the three months ending March 31, 2010, the Company declared cash distributions, which are paid monthly to stockholders, totaling $737,820.

(10)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts.  As of March 31, 2010 and December 31, 2009, the Company did not have any dilutive common share equivalents outstanding.

The basic and diluted weighted average number of common shares outstanding was 4,987,095 and 20,000 for the three months ended March 31, 2010 and 2009, respectively.

(11)  Segment Reporting

The Company currently has one business segment comprised of retail commercial real estate and accordingly did not report any other segment disclosures for the three months ended March 31, 2010 and 2009.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue.  Shaw’s Grocery Store and Publix Super Markets, Inc. accounted for approximately 32% and 27% of consolidated rental revenues, respectively, for the three months ended March 31, 2010.  The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

March 31, 2010

(unaudited)

(12)  Subsequent Events

The Company has evaluated events and transactions that have occurred subsequent to March 31, 2010 for potential recognition and disclosure in these financial statements.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2010 through the close of business on June 30, 2010.  Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share.  Distributions were and will continue to be paid monthly in arrears, as follows:

•

In April 2010, total distributions declared for the month of March 2010 were paid in the amount equal to $322,553, of which $112,278 was paid in cash and $210,275 was reinvested through the Company’s DRP, resulting in the issuance of an additional 22,134 shares of common stock.

•

In May 2010 total distributions declared for the month of April 2010 were paid in the amount equal to $385,457, of which $135,109 was paid in cash and $250,416 was reinvested through the Company’s DRP, resulting in the issuance of an additional 26,360 shares of common stock.

The Company did not use any of the net proceeds from our “best efforts” Offering to fund these distributions.  The monies needed to pay distributions for March and April were funded from capital contributions made by our Sponsor.  Our Sponsor has not received, and will not receive, any additional shares of our common stock for making these contributions.  See note 7 for further discussion of Sponsor contributions used to fund distributions.

On April 14, 2010, our board approved certain amendments to our share repurchase program, which will become effective as of May 20, 2010.  Under the program, as amended, and subject to certain restrictions set forth in the program, we may make “ordinary repurchases,” which are defined as all repurchases other than upon the death of a stockholder, at the following prices: (1) 92.5% of the “share price,” as defined in the program, for stockholders who have owned their shares continuously for at least one year, but less than two years; (2) 95% of the share price for stockholders who have owned their shares continuously for at least two years, but less than three years; (3) 97.5% of the share price for stockholders who have owned their shares continuously for at least three years, but less than four years; and (4) 100% of the share price for stockholders who have owned their shares continuously for at least four years.  In the case of “exceptional repurchases,” which are defined as repurchases upon the death of a stockholder, we may repurchase shares at a repurchase price equal to 100% of the share price.

We have also amended the share repurchase program to limit the number of shares repurchased as ordinary repurchases during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year, as opposed to 3% as provided in the original program.  As under the original program, the 5% limit will not apply to exceptional repurchases.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(continued)

March 31, 2010

(unaudited)

On May 11, 2010, Inland Diversified Kissimmee Pleasant Hill, L.L.C., a wholly owned subsidiary of the Company and the owner of Pleasant Hill Commons, entered into a loan with a third party lender  for approximately $6.8 million, secured by Pleasant Hill Commons.  The loan requires us to make interest only payments at a rate equal to 6.0% per annum for the first sixty months of the loan term and then requires monthly payments of principal and interest, based on a thirty year amortization schedule, until maturity on June 1, 2017.

As of May 13, 2010, the Company has raised total equity, net of commissions, marketing contribution, and due diligence expense reimbursements, of approximately $97.4 million and has issued approximately 9.8 million shares of common stock.

On May 14, 2010, the Company acquired through its wholly owned subsidiary, Inland Diversified Shreveport Regal Court, L.L.C., a fee simple interest in a 343,467 square foot retail center known as Regal Court, located in Shreveport, Louisiana.  The Company purchased the property from an unaffiliated third party for a gross purchase price of approximately $43.5 million in cash.  We used proceeds from the Offering to fund this acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”)  and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Diversified Real Estate Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 26, 2010, and the factors described below:

•

we have a limited operating history;

•

our investment policies and strategies are very broad and permit us to invest in numerous types of commercial real estate;

•

the number and type of real estate assets we acquire will depend on the proceeds raised in our public offering;

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

•

employees of our business manager and two of our directors are also employed by our sponsor or its affiliates and will face competing demands for their time and service and may have conflicts in allocating their time to our business and assets;

•

we do not have arm’s length agreements with our business manager, real estate managers or any other affiliates of our sponsor;

•

we pay significant fees to our business manager, real estate managers and other affiliates of our sponsor;

•

our business manager could recommend investments in an attempt to increase its fees which are generally based on a percentage of our invested assets and, in certain cases, the purchase price for the assets; and

•

we may fail to continue to qualify as a REIT.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis relates to the three months ended March 31, 2010, the three months ended March 31, 2009 and as of March 31, 2010 and December 31, 2009.  You should read the following discussion and analysis along with our Financial Statements and the related notes included in this report.

Overview

We are a Maryland corporation sponsored by Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” and formed to acquire and develop commercial real estate located in the United States and Canada.  We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt.  We may originate or invest in real estate-related loans to third parties or to related parties of, or entities sponsored by, IREIC.  Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders.  At March 31, 2010, we owned two retail properties totaling 152,934 square feet with a weighted average physical and financial occupancy of 96.7%.

On August 24, 2009, we commenced an initial public offering (the “Offering”) of 500,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation. We also are offering up to 50,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan, or “DRP.” We elected to be taxed as a REIT commencing with the tax year ended December 31, 2009 and intend to continue to qualify as a REIT for tax purposes.

Within the past several months, we believe that the level of properties available for sale, the availability of financing and the number of completed transactions has continued to increase compared to the prior year.  We think this indicates a firming of financial markets and general economic recovery.  Other marketplace trends we have noted include fewer tenant defaults and requests for rent reductions.  Also, owners and operators of real estate appear to be making progress in leasing vacant space, albeit generally at lower rental rates than were experienced in the market over the past few years.  We believe these trends are likely to continue as long as the broader economy stabilizes.

Liquidity and Capital Resources

Our principal demands for funds are to acquire real estate assets, to pay our operating expenses and the operating expenses of our properties, to pay interest on our outstanding indebtedness and to pay distributions to our stockholders.  We will generally seek to fund our cash needs for items other than asset acquisitions from operations.  Our cash needs for acquisitions will be funded primarily from the sale of our shares, including those offered for sale through our distribution reinvestment plan, as well as financing to be obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our business manager, Inland Diversified Business Manager & Advisor, Inc. referred to herein as our “Business Manager,” its acquisition group, Inland Diversified Real Estate Acquisitions, Inc., and Inland Real Estate Acquisitions, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.  These lower returns may affect our ability to make or fund distributions to you.

Potential future sources of liquidity include proceeds from secured or unsecured financings from banks or other lenders and undistributed cash flow from operations.

As of March 31, 2010, the Offering generated proceeds, net of commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are reallowed to third party soliciting dealers, totaling $62,949,782.

Our current liquidity needs have primarily been to purchase investment properties and to pay distributions, general and administrative expenses and offering costs.  The Company funded the purchase of its investment properties with proceeds from the Offering.

As of March 31, 2010 and December 31, 2009, the Company owed $3,100,224 and $2,460,161, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets.  These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

Cash Flow Analysis

Net cash used by operating activities was $301,089 for the three months end March 31, 2010, as compared to $20,122 for the three months ended March 31, 2009.  These funds were used mainly to pay operating and other general and administrative costs and have increased as the Company began raising capital and pursued real estate investments in 2010 Our only other cash flows from operating activities for the three months ended March 31, 2010 have been $27,747 in interest earned on the short term investment of our cash compared to $0 earned for the three months ended March 31, 2009 due to the increase in funds available for investment in 2010.

During the three months ended March 31, 2010, we used $12,267,170 in net cash flows for investing activities to purchase our second property, Pleasant Hill Commons.  We did not use any net cash flows for investment activities during the three months ended March 31, 2009.

The net cash flows from financing activities for the three months ended March 31, 2010 and 2009 totaled $40,838,276 and $105,770, respectively.  Net cash flows from financing activities for the three months ended March 31, 2010 consist primarily of $39,692,114 from the sale of our stock in our “best efforts” Offering, $360,106 from our DRP, and $5,445,000 from loan proceeds from borrowings secured by Merrimack Village Center, net of $4,550,067 used to pay offering costs and $205,268 used to pay loan fee fees and deposits related to financing related to our closed and potential acquisitions.  Net cash flows from financing activities for the three months ended March 31, 2009 consist primarily of $105,633 used to pay offering costs.  The increase is mainly due to the commencement of our Offering in August of 2009 and securing borrowings related to our investment property in 2010.

During the three months ended March 31, 2010, we paid distributions in the amount of $531,646 which were funded by the Company through capital contributions from our Sponsor. Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions.  Our Sponsor previously invested $200,000 at the time of our formation.  We did not use any of this initial $200,000 contribution to fund these distributions.  There is no assurance that our Sponsor will continue to contribute monies to fund future distributions.   The amount and timing of distributions may vary and there is no assurance that we will continue to pay distributions at the existing rate, if at all.

A summary of the distributions declared, distributions paid and cash flows from operations for the three months ended March 31, 2010 and 2009 follows:

			Distributions Paid
Three Months Ended	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Contributions by IREIC
March 31, 2010	737,820.15		171,540	360,106	531,646	(301,089)	531,646
March 31, 2009 (2)	-	-	-	-	-	(20,122)	-

(1) Assumes a share was issued and outstanding each day during the quarter.
(2) Fourth quarter 2009 was the first quarter in which distributions were declared and paid.

Results of Operations

The following discussion is based primarily on our consolidated financial statements for the three months ended March 31, 2010 and 2009.  For the three months ended March 31, 2010 and 2009, our net loss applicable to common shares was $392,852 and $5,567, respectively, and included the following components:

Gross revenue for the first quarter of 2010 totaled $597,871 which consisted of $414,957 in tenant rental income and $174,414 in property operating expense recoveries from tenants, and $8,500 in other property related income.  Property operating expenses and real estate taxes for the first quarter of 2010 totaled $214,034 and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. These results increased compared to first quarter 2009 due to the acquisition of investment properties in late 2009 and during the first quarter of 2010.

General and administrative expenses the first quarter of 2010 totaled $640,037 compared to $5,567 for the first quarter of 2009.  These costs primarily consisted of legal, audit and other professional fees, acquisition related expenses, insurance, board of director fees, as well as certain salary, information technology and other administrative cost reimbursements paid to our Business Manager and affiliates.

Depreciation and amortization expenses the first quarter of 2010 totaled $113,770 and is a result of depreciation on our investment properties in the amount of $66,609 and amortization expense resulting from the amortization of acquired lease intangible assets totaling $47,161.  We incurred no depreciation and amortization expenses in the first quarter of 2009 as we had no real estate investments as of March 31, 2009.

Interest income for the first quarter of 2010 totaled $27,747 and was earned from the short term investment of our cash mainly due to an increase in average cash balances as compared to the first quarter of 2009 as a result of the commencement of our Offering in August 2009.

Interest expense for the first quarter of 2010 totaled $50,629 related to mortgage borrowings secured by Merrimack Village Center.  We incurred no interest expenses in the first quarter of 2009 as we had no borrowings outstanding as of March 31, 2009.

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

Critical Accounting Policies

A critical accounting policy is one that, we believe, would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to the valuation and allocation of investment properties, recognition of rental income, our cost capitalization and depreciation policies and consolidation and equity accounting policies.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  U.S. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties that were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.  Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 26, 2010, under the heading “Critical Accounting Policies.”

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

Contractual Obligations

We borrowed approximately $5.4 million secured by a mortgage on one of our properties for the three months ended March 31, 2010.  We had no borrowings for the three months ended March 31, 2009.

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest) as of March 31, 2010.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$7,219,492	358,841	788,824	6,071,827	-

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations.  Such selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

	As of and for the three months ended March 31, 2010	As of and for the three months ended March 31, 2009

Total assets	$67,932,932	273,906

Mortgage payable	$5,445,000	-

Total income	$597,871	-

Total interest income	$27,747	-

Net loss applicable to common shares	$(392,852)	(5,567)

Net loss per common share, basic and diluted (a)	$(0.08)	(0.28)

Distributions declared to common stockholders	$737,820	-

Distributions per weighted average common share (a)	$.15	-

Funds From Operations (a)(b)	$(279,082)	(5,567)

Cash flows used in operating activities	$(301,089)	(20,122)

Cash flows used in investing activities	$(12,267,170)	-

Cash flows provided by (used in) financing activities	$40,838,276	(105,770)

Weighted average number of common shares outstanding, basic and diluted	4,987,095	20,000

(a)

The net loss per share basic and diluted is based upon the weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2009, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2009.  See Footnote (b) below for information regarding our calculation of FFO.

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

		Three months ended March 31, 2010	Three months ended March 31, 2009
	Net loss applicable to common shares	$(392,852)	(5,567)
Add:	Depreciation and amortization:
	Related to investment properties	113,770	-

	Funds from operations	$(279,082)	(5,567)

Subsequent Events

The Company has evaluated events and transactions that have occurred subsequent to March 31, 2010 for potential recognition and disclosure in the financial statements in this Quarterly Report.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2010 through the close of business on June 30, 2010.  Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share.  Distributions were and will continue to be paid monthly in arrears, as follows:

•

In April 2010, total distributions declared for the month of March 2010 were paid in the amount equal to $322,553, of which $112,278 was paid in cash and $210,275 was reinvested through the Company’s DRP, resulting in the issuance of an additional 22,134 shares of common stock.

•

In May 2010, total distributions declared for the month of April 2010 were paid in the amount equal to $385,457, of which $135,109 was paid in cash and $250,416 was reinvested through the Company’s DRP, resulting in the issuance of an additional 26,360 shares of common stock.

The Company did not use any of the net proceeds from our “best efforts” Offering to fund these distributions.  The monies needed to pay distributions for March and April were funded from capital contributions made by our Sponsor.  Our Sponsor has not received, and will not receive, any additional shares of our common stock for making these contributions.

On April 14, 2010, our board approved certain amendments to our share repurchase program, which will become effective as of May 20, 2010.  Under the program, as amended, and subject to certain restrictions set forth in the program, we may make “ordinary repurchases,” which are defined as all repurchases other than upon the death of a stockholder, at the following prices: (1) 92.5% of the “share price,” as defined in the program, for stockholders who have owned their shares continuously for at least one year, but less than two years; (2) 95% of the share price for stockholders who have owned their shares continuously for at least two years, but less than three years; (3) 97.5% of the share price for stockholders who have owned their shares continuously for at least three years, but less than four years; and (4) 100% of the share price for stockholders who have owned their shares continuously for at least four years.  In the case of “exceptional repurchases,” which are defined as repurchases upon the death of a stockholder, we may repurchase shares at a repurchase price equal to 100% of the share price.

We have also amended the share repurchase program to limit the number of shares repurchased as ordinary repurchases during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year, as opposed to 3% as provided in the original program.  As under the original program, the 5% limit will not apply to exceptional repurchases.

On May 11, 2010, Inland Diversified Kissimmee Pleasant Hill, L.L.C., a wholly owned subsidiary of the Company and the owner of Pleasant Hill Commons, entered into a loan with a third party lender  for approximately $6.8 million, secured by Pleasant Hill Commons.  The loan requires us to make interest only payments at a rate equal to 6.0% per annum for the first sixty months of the loan term and then requires monthly payments of principal and interest, based on a thirty year amortization schedule, until maturity on June 1, 2017.

As of May 13, 2010, the Company has raised total equity, net of commissions, marketing contribution, and due diligence expense reimbursements, of approximately $97.4 million and has issued approximately 9.8 million shares of common stock.

On May 14, 2010, the Company acquired through its wholly owned subsidiary, Inland Diversified Shreveport Regal Court, L.L.C., a fee simple interest in a 343,467 square foot retail center known as Regal Court, located in Shreveport, Louisiana.  The Company purchased the property from an unaffiliated third party for a gross purchase price of approximately $43.5 million in cash.  We used proceeds from the Offering to fund this acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations.  We currently have limited exposure to financial market risks. As of March 31, 2010, we had outstanding debt totaling $5,445,000 secured by a mortgage on one of our properties at an interest rate equal to 6.5% per annum.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and investments in commercial mortgage-backed securities.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform.    Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  We will seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.  There is no assurance we will be successful.

Our board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Item 4T. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Although IREIC or its affiliates have previously forgone or deferred business management fees in an effort to increase cash available for distribution by the other REITs previously sponsored by IREIC, our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee.

From time to time, IREIC or its affiliates have agreed to either forgo or defer a portion of the business management fee due them from the other REITs previously sponsored by IREIC to ensure that the particular REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. In each case, IREIC or its affiliates determined the amounts that would be forgone or deferred in their sole discretion and, in some cases, were paid the deferred amounts in later periods.  For the three months ended March 31, 2010, the Business Manager waived a total of $33,650 in business management fees from us, and the monies needed to pay all of the distributions declared for the three months ended March 31, 2010 were funded from capital contributions from IREIC.  There is no assurance that our Business Manager will continue to charge less than it is entitled to charge or that IREIC will continue to contribute monies to fund future distributions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

As of March 31, 2010, we had sold the following securities in our Offering for the following aggregate offering prices:

•

6,923,513 shares, equal to $68,911,091 in aggregate gross offering proceeds, in our “best efforts” offering; and

•

44,831 shares, equal to $425,893 in aggregate gross offering proceeds, pursuant to the DRP.

In the aggregate, as of March 31, 2010, we had sold 6,968,344 shares resulting in gross proceeds of $69,336,984, excluding the 20,000 shares purchased by IREIC for $200,000 preceding the commencement of our Offering.

As of March 31, 2010, we have incurred the following offering costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs to related parties (1)	$7,277,322
Offering costs paid to non-related parties	3,306,312
Total offering costs	$10,583,634

(1)

“Offering costs to related parties” includes selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through March 31, 2010, the net offering proceeds to us from the Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $58,953,350.  As of March 31, 2010, we had used $21,879,049 of these net proceeds to purchase interests in real estate.

Share Repurchase Program

We adopted a share repurchase program, effective August 24, 2009.  On April 14, 2010, our board approved certain amendments to our share repurchase program, which will become effective as of May 20, 2010.  Under the amended program, we may make “ordinary repurchases,” which are defined as all repurchases other than upon the death of a stockholder, at prices ranging from 92.5% of the “share price,” as defined in the program, for stockholders who have owned their shares continuously for at least one year, but less than two years, to 100% of the “share price” for stockholders who have owned their shares continuously for at least four years.  In the case of “exceptional repurchases,” which are defined as repurchases upon the death of a stockholder, we may repurchase shares at a repurchase price equal to 100% of the “share price.”

With respect to ordinary repurchases, we may make repurchases only if we have sufficient funds available to complete the repurchase.  In any given calendar month, we are authorized to use only the proceeds generated from our distribution reinvestment plan during that month to fund ordinary repurchases under the program; provided that, if we have excess funds during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases.  Subject to funds being available, in the case of ordinary repurchases, we further will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year.  With respect to exceptional repurchases, we are authorized to use all available funds to repurchase shares.  In addition, the one-year holding period and 5% limit described herein will not apply to exceptional repurchases.

The share repurchase program will immediately terminate if our shares are listed on any national securities exchange.  In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program.  In the event that we amend, suspend or terminate the share repurchase program, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the Securities and Exchange Commission on either Form 8-K, Form 10-Q or Form 10-K, as appropriate.  Further, our board reserves the right in its sole discretion at any time and from time to time to reject any requests for repurchases.

No shares were repurchased during the months of January, February or March 2010.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President and principal executive officer		Treasurer and principal financial officer
Date:	May 14, 2010	Date:	May 14, 2010

Exhibit Index

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc.(incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2

Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1

Distribution Reinvestment Plan (incorporated by reference to Appendix B to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.2

Amended and Restated Share Repurchase Program, effective May 20, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 20, 2010)

4.3

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)  (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1

Term Loan Promissory Note, made as of February 11, 2010 by Inland Diversified Merrimack Village, L.L.C. for the benefit of Delta Community Credit Union (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.2

Mortgage, dated as of February 11, 2010, by and between Inland Diversified Merrimack Village, L.L.C. and Delta Community Credit Union (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.3

Environmental Indemnity Agreement, made as of February 11, 2010 by Inland Diversified Merrimack Village, L.L.C. in favor of Delta Community Credit Union (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.4

Compliance Agreement, dated as of February 11, 2010, by and between Inland Diversified Merrimack Village, L.L.C. in favor of Delta Community Credit Union (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.5

Limited Guaranty Agreement, made as of February 11, 2010 by Inland Diversified Real Estate Trust, Inc. for the benefit of Delta Community Credit Union (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.6

Purchase and Sale Agreement (re: Pleasant Hill Commons), by and between Inland Real Estate Acquisitions, Inc. and MCP Retail, LLC, dated December 21, 2009, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 24, 2010)

10.7

Assignment, dated February 18, 2010, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Kissimmee Pleasant Hill, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 24, 2010)

10.8

Assignment and Assumption of Lease, dated February 18, 2010, by and between MCP Retail, LLC and Inland Diversified Kissimmee Pleasant Hill, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 24, 2010)

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