Form 10-Q
period 2010-06-30
Inland Diversified Real Estate Trust, Inc.
filed 2010-08-13
CIK 1438897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-53945

Inland Diversified Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of August 12, 2010, there were 16,081,890 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

i

Item 1. Financial Statements

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
Assets	(unaudited)
Assets:
Investment properties (note 3):
Land	$47,990,000	$2,500,000
Building and improvements	91,712,168	5,654,068
Total	139,702,168	8,154,068
Less accumulated depreciation	(525,039)	(16,714)
Net investment properties	139,177,129	8,137,354
Cash and cash equivalents	65,118,278	15,736,208
Restricted cash and escrows (note 2)	2,820,671	79,404
Investment in unconsolidated entities (note 5 and 7)	188,500	188,500
Accounts and rents receivable (net of allowance of $13,988 and $0)	757,675	17,211
Acquired lease intangibles, net (note 2)	30,130,813	2,041,780
Deferred costs, net	1,287,396	20,000
Other assets	692,728	218,841
Total assets	$240,173,190	$26,439,298

Liabilities and Stockholders' Equity

Liabilities:
Mortgages payable (note 8)	$112,594,577	$-
Accrued offering expenses	127,247	267,036
Accounts payable and accrued expenses	701,454	201,848
Distributions payable	611,701	116,379
Accrued real estate taxes payable	1,223,149	-
Advance rent and other liabilities	1,439,330	106,845
Acquired below market lease intangibles, net (note 2)	7,028,919	509,145
Due to related parties (note 7)	3,204,319	2,460,161
Total liabilities	126,930,696	3,661,414

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 2,460,000,000 shares authorized, 13,319,604 and 2,958,096 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively.	13,320	2,958
Additional paid in capital, net of offering costs of $17,067,768 and 6,218,993 as of June 30, 2010 and December 31, 2009, respectively.	117,184,688	23,353,847
Retained deficit	(3,955,514)	(578,921)

Total stockholders' equity	113,242,494	22,777,884

Total liabilities and stockholders' equity	$240,173,190	$26,439,298

See accompanying notes to financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations

(unaudited)

	Three months ended	Three months ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Income:
Rental income	$1,747,814	$-	$2,162,770	$-
Tenant recovery income	421,792	-	596,207	-
Other property income	24,894	-	33,394	-

Total income	2,194,500	-	2,792,371	-
Expenses:
Organizational costs	-	46,223	-	45,240
General and administrative expenses	454,561	7,228	851,842	13,778
Acquisition costs	679,055		921,811
Property operating expenses	317,645	-	441,759	-
Real estate taxes	289,770	-	379,690	-
Depreciation and amortization	657,561	-	771,331	-

Total expenses	2,398,592	53,451	3,366,433	59,018

Operating loss	$(204,092)	$(53,451)	$(574,062)	$(59,018)

Interest income	87,184	78	114,931	78
Interest expense	(613,934)	-	(664,564)	-

Net loss applicable to common shares	$(730,842)	$(53,373)	$(1,123,695)	$(58,940)

Net loss applicable to common stockholders per common share, basic and diluted (note 11)	$(0.07)	$(2.67)	$(0.15)	$(2.95)
Weighted average number of common shares outstanding, basic and diluted	10,128,231	20,000	7,571,865	20,000

See accompanying notes to financial statements.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

Consolidated Statement of Stockholders' Equity

For the six months ended June 30, 2010

 (unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Total

Balance at December 31, 2009	2,958,096	$2,958	$23,353,847	$(578,921)	$22,777,884

Distributions declared	-	-	-	(2,252,898)	(2,252,898)
Proceeds from offering	10,241,725	10,242	101,716,463	-	101,726,705
Offering costs	-	-	(10,848,775)	-	(10,848,775)
Proceeds from distribution reinvestment program	121,783	122	1,156,821	-	1,156,943
Shares repurchased (note 7)	(2,000)	(2)	(19,998)		(20,000)
Discounts on shares issued to Affiliates (note 7)	-	-	68,754	-	68,754
Contributions from sponsor (note 7)	-	-	1,757,576	-	1,757,576
Net loss applicable to common shares	-	-	-	(1,123,695)	(1,123,695)

Balance at June 30, 2010	13,319,604	$13,320	$117,184,688	$(3,955,514)	$113,242,494

See accompanying notes to financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

	(unaudited)
	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Cash flows from operations:
Net loss	$(1,123,695)	$(58,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	771,331	-
Amortization of debt premium and financing costs	11,332	-
Amortization of acquired above market leases	74,339	-
Amortization of acquired below market leases	(42,500)	-
Straight-line rental income	(99,544)	-
Discount on shares issued to affiliates	68,754	-
Changes in assets and liabilities:
Restricted escrows	(1,950,078)	-
Accounts and rents receivable	(486,662)	-
Other assets	136,175	-
Accounts payable and accrued expenses	473,886	17,132
Accrued real estate taxes	751,118	-
Advance rent and other liabilities	(844,781)	-
Due to related parties	202,522	-

Net cash flows used in operating activities	(2,057,803)	(41,808)

Cash flows from investing activities:
Purchase of investment properties	(136,724,885)	-
Restricted escrows	(65,200)	-
Investment in unconsolidated entities	-	(1,000)

Net cash flows used in investing activities	(136,790,085)	(1,000)

Cash flows from financing activities:
Proceeds from offering	101,811,705	-
Proceeds from the dividend reinvestment program	1,156,943	-
Shares repurchased	(20,000)	-
Payment of offering costs	(11,071,888)	(449,697)
Proceeds from mortgages payable	97,644,999	-
Payment of loan fees and deposits	(1,291,801)	-
Distributions paid	(1,757,576)	-
Due to related parties	-	397,675
Contributions from sponsor	1,757,576	-

Net cash flows provided by (used in) financing activities	188,229,958	(52,022)

Net increase in cash and cash equivalents	49,382,070	(94,830)
Cash and cash equivalents, at beginning of period	15,736,208	399,798

Cash and cash equivalents, at end of period	$65,118,278	$304,968

See accompanying notes to financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(unaudited)

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009

Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$45,490,000	$-
Building and improvements	86,058,100	-
Acquired in-place lease intangibles	24,778,449	-
Acquired above market lease intangibles	3,647,929	-
Acquired below market lease intangibles	(6,562,274)	-
Assumption of mortgage debt at acquisition	(14,684,828)	-
Non-cash mortgage premium	(280,323)	-
Tenant improvement payable	(25,720)	-
Security deposits, advance rent and other liabilities	(2,044,837)	-
Restricted escrows	593,560	-
Deferred costs	2,500	-
Accounts and rents receivable	154,258	-
Other assets	70,102	-
Accrued real estate taxes	(472,031)	-
Purchase of investment properties	$136,724,885	$-

Cash paid for interest	$210,258	$-

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$611,701	$-

Accrued offering expenses	$127,247	$251,563

See accompanying notes to financial statements.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

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

(1)  Organization

Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was formed on June 30, 2008 (inception) to acquire and develop a diversified portfolio of commercial real estate investments located in the United States and Canada.  The Company has entered into a Business Management Agreement (the “Agreement”) with Inland Diversified Business Manager & Advisor, Inc. (the “Business Manager”), to be the Business Manager to the Company.  The Business Manager is a related party to our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”). In addition, Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group, Inc. (collectively, the “Real Estate Managers”), will serve as the Company’s real estate managers. The Company is authorized to sell up to 500,000,000 shares of common stock (“Shares”) at $10.00 each in an initial public offering (the “Offering”) which commenced on August 24, 2009 and up to 50,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).

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

(continued)

June 30, 2010

(unaudited)

(2)  Summary of Significant Accounting Policies

General

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and ventures in which the Company has a controlling financial interest.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) (note 3).  All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash and Escrows

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors in the amounts of $211,833 and $79,404 as of June 30, 2010 and December 31, 2009, respectively, relating to shares of the Company to be purchased by such investors.  Restricted escrows of $2,608,838 primarily consist of cash held in escrow based on lender agreements to be used for the payment of insurance, real estate taxes, tenant improvements, and leasing commissions.

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

(continued)

June 30, 2010

(unaudited)

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

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.  Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decrease in the later years of a lease.  The Company periodically reviews the collectability of outstanding receivables.  Allowances are taken for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.

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

(continued)

June 30, 2010

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

The purchase prices of the investment properties were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, income and expense growth rates and current markets rents and allowances, from a third party appraisal.

Acquisition of Real Estate Properties and Real Estate Businesses

Upon acquisition, the Company determines the total purchase price of each property, which includes the estimated contingent consideration to be paid or received in future periods (note 3). The Company allocates the total purchase price of properties and businesses based on the fair value of the tangible and intangible assets acquired and liabilities assumed. The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals.  Amortization pertaining to the above market lease value of $71,054 and $74,339 was recorded as a reduction to rental income for the three and six months ended June 30, 2010, respectively.  Amortization pertaining to the below market lease value of $34,872 and $42,500 was recorded as an increase to rental income for the three and six months ended June 30, 2010, respectively.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $215,845 and $263,006 for the three and six months ended June 30, 2010, respectively.  The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of June 30, 2010, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2010 and December 31, 2009.

	Balance as of June 30, 2010	Balance as of December 31, 2009
Intangible assets:
Acquired in-place lease value	$26,778,449	$2,000,000
Acquired above market lease value	3,702,069	54,140
Accumulated amortization	(349,705)	(12,360)

Acquired lease intangibles, net	$30,130,813	$2,041,780

Intangible liabilities:
Acquired below market lease value	$7,073,962	$511,688
Accumulated amortization	(45,043)	(2,543)

Acquired below market lease intangibles, net	$7,028,919	$509,145

The weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 18, 8, and 33 years, respectively.

Impairment of Investment Properties

The Company assesses the carrying values of its respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

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

(continued)

June 30, 2010

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

During the six months ended June 30, 2010, the Company incurred no impairment charges.

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

In January 2010, the FASB clarified previously issued guidance and issued new requirements related to fair value measurements and disclosures. The clarification includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between levels in the fair value hierarchy, as well as the individual components in the reconciliation of the lowest level (Level 3) in the fair value hierarchy. This change in guidance was effective beginning January 1, 2010, except for the provision concerning the reconciliation of activity of the Level 3 fair value measurement, which will become effective on January 1, 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements or disclosures.

(3)

Investment Properties

At June 30, 2010, the Company owned six retail properties totaling 1,155,199 square feet with a weighted average physical and financial occupancy of 95.7%.

On May 14, 2010, the Company, through Inland Diversified Shreveport Regal Court, L.L.C., a wholly owned subsidiary formed for this purpose, acquired a fee simple interest in a 343,470 square foot retail center known as Regal Court (“Regal Court”), located in Shreveport, Louisiana.  The Company purchased the property from an unaffiliated third party for a gross purchase price of approximately $43.5 million.  The Company funded this purchase with proceeds from our Offering.  The acquisition of Regal Court has a master lease component to the purchase price, meaning the Company will receive base rental payments related to currently vacant spaces from a Seller’s escrow to the extent a tenant has not moved into and is paying rent for these vacant spaces.  The master lease agreement has a limited period of one year from the date of acquisition to receive rental payments.  Based on its best estimate, the Company has determined the fair value of the master lease payments to be approximately $162,260.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

Such amount has been recorded as a reduction of purchase price of the property at the time of acquisition.  The Company received a master lease payment of $8,002 at closing.  As such, $154,258 has been recorded as a receivable and is included in accounts and rents receivable on the accompanying consolidated balance sheet as of June 30, 2010.  For the period May 15, 2010 through June 30, 2010, total income and net income for Regal Court included in the Company’s statement of operations for the three and six month periods ended June 30, 2010 totaled $586,627 and $22,026, respectively.

On May 27, 2010, the Company, through Inland Diversified Draper Crossing, L.L.C., a wholly owned subsidiary formed for this purpose, acquired a fee simple interest in a 166,845 square foot grocery-anchored retail center known as Draper Crossing (“Draper Crossing”), located in Draper, Utah.  The Company purchased the property from an unaffiliated third party for a gross purchase price of approximately $23.5 million.  We funded approximately $8.8 million of the purchase price with proceeds from our Offering. Concurrent with closing, we assumed a loan secured by a first mortgage on the property, with a remaining principal balance of approximately $14.7 million, for the remainder of the purchase price.  The Company recorded a premium of $280,323 in connection with this assumed debt.  The acquisition of Draper Crossing includes an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to pay this contingent purchase price unless space which was vacant at the time of acquisition is later rented within the time limits set forth in the acquisition agreement.  The earnout payments are based on a predetermined formula applied to rental income received.  The earnout agreement has a limited obligation period of three years from the date of acquisition.  If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of the entire property.  Based on its best estimate, the Company has determined that the fair value of the earnout consideration payments is approximately $434,000. Such amount has been recorded as additional purchase price of the property and as a liability included in advanced rent and other liabilities on the accompanying consolidated balance sheet as of June 30, 2010.  For the period May 28, 2010 through June 30, 2010, total income and net income for Draper Crossing included in the Company’s statement of operations for the three and six month periods ended June 30, 2010 totaled $279,265and $41,888, respectively.

On June 10, 2010, the Company, through Inland Diversified Port St Lucie Square, L.L.C. and Inland Diversified Port St Lucie Landing, L.L.C., wholly owned subsidiaries formed for this purpose, acquired fee simple interests in two retail centers, a 112,421 square foot center known as Tradition Village Center (“Tradition Village Center”) and a 359,775 square foot center known as The Landing at Tradition (“The Landing at Tradition”), both located in Port St. Lucie, Florida. The Company purchased these properties, together referred to as the “Tradition Portfolio,” from unaffiliated third parties, for an aggregate purchase price of approximately $73.7 million. We funded approximately $18.7 million of the purchase price with proceeds from our Offering. Concurrent with closing, we entered into loans secured by the properties, in an aggregate principal amount equal to approximately $55.0 million, for the remainder of the purchase price.  For the period June 11, 2010 through June 30, 2010, total income and net income for the Tradition Portfolio included in the Company’s statement of operations for the three and six month periods ended June 30, 2010 totaled $581,344 and $46,173, respectively.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

During the three and six month periods ended June 30, 2010, the Company incurred $679,055 and $921,811, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition costs in the consolidated statement of operations and relate to both closed and potential transactions.  These acquisition, dead deal and transaction related costs include customary third-party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates.  The Company does not pay acquisition fees to its business manager or its affiliates.

The following condensed pro forma financial statements for the six months ended June 30, 2010 include pro forma adjustments related to Pleasant Hill Commons, Regal Court, Draper Crossing, Tradition Village Center, and The Landing at Tradition only, as Merrimack Village Center operations are included in the historical results for this period.

On a pro forma basis, the Company assumes all acquisitions had been consummated as of January 1, 2010 and January 1, 2009, respectively.

The condensed pro forma financial statements for the six months ended June 30, 2009 include pro forma adjustments related to Merrimack Village Center, Pleasant Hill Commons, Regal Court, Draper Crossing, Tradition Village Center, and The Landing at Tradition as the operations for all six properties are not included in the historical results for this period.

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 2010 for the pro forma three and six months ended June 30, 2010 and January 1, 2009 for the pro forma three and six months ended June 30, 2009, nor does it purport to represent the results of operations for future periods.

	For the Three Months Ended June 30, 2010

	Historical	Pro Forma Adjustments	As Adjusted

Total income	$2,194,500	2,835,431	5,029,931

Net income (loss)	$(730,842)	389,494	(341,348)

Net income (loss) applicable to common stockholders per common share, basic and diluted	$(0.07)		(0.03)

Weighted average number of common shares outstanding, basic and diluted	10,128,231	10,128,231

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

	For the Six Months Ended June 30, 2010

	Historical	Pro Forma Adjustments	As Adjusted

Total income	$2,792,371	7,221,581	10,013,952

Net income (loss)	$(1,123,695)	648,030	(475,665)

Net income (loss) applicable to common stockholders per common share, basic and diluted	$(0.15)		(0.06)

Weighted average number of common shares outstanding, basic and diluted	7,571,865	7,571,865

	For the Three Months Ended June 30, 2009

	Historical	Pro Forma Adjustments	As Adjusted

Total income	$-	4,951,599	4,951,599

Net income (loss)	$(53,373)	484,945	431,572

Net income (loss) applicable to common stockholders per common share, basic and diluted	$(2.67)		21.58

Weighted average number of common shares outstanding, basic and diluted	20,000	20,000

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

	For the Six Months Ended June 30, 2009

	Historical	Pro Forma Adjustments	As Adjusted

Total income	$-	9,903,198	9,903,198

Net income (loss)	$(58,940)	969,890	910,950

Net income (loss) applicable to common stockholders per common share, basic and diluted	$(2.95)		45.55

Weighted average number of common shares outstanding, basic and diluted	20,000	20,000

(4)  Operating Leases

Minimum lease payments to be received under operating leases as of June 30, 2010 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2010 (remainder of year)	$7,563,772
2011	14,829,262
2012	14,055,166
2013	12,377,206
2014	10,903,986
Thereafter	62,492,277
Total	$122,221,669

The remaining lease terms range from one year to 18 years.  Substantially all of the revenue from the Company's properties consist of rents received under long-term operating leases.  Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease.  Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the Consolidated Statements of Operations.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

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

Joint Venture	Description	Ownership %	Investment at June 30, 2010	Investment at December 31, 2009

Oak Property & Casualty LLC	Insurance Captive	25%	$187,500	$187,500

			$187,500	$187,500

The Company entered into a contribution agreement to pay $187,500 in twelve equal installments in exchange for a twenty-five percent membership interest in the Insurance Captive.  At June 30, 2010 and December 31, 2009, $15,625 and $109,375 of this obligation remained unpaid, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture.  For the three and six month periods ended June 30, 2010, the Company had no premium contribution because no properties were insured under the Insurance Captive during these periods.  Therefore, there was no allocation of the venture’s net income for the period.

(6)  Fair Value of Financial Instruments

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using level 3 inputs.  The carrying value of the Company’s mortgage debt was $112,594,577 and its estimated fair value was $110,074,954 as of June 30, 2010.

The Company’s other financial instruments include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties. At June 30, 2010 and December 31, 2009, the carrying values of cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties approximates their estimated fair values due to the short maturity of these instruments.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

(7)  Transactions with Related Parties

On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1,000, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

As of June 30, 2010 and December 31, 2009, the Company owed $3,204,319 and $2,460,161, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets.  These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2010 and 2009.

		For the three months ended		For the six months ended		Unpaid amounts as of
		June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	December 31, 2009

General and administrative:
General and administrative reimbursement	(b)	$283,832	$39	$611,096	$39	$855,070	$12,776
Affiliate share purchase discounts	(f)	28,976	-	68,754	-	-	-
Total general and administrative to related parties		$312,808	$39	$679,850	$39	$885,070	$12,776

Offering costs	(a)(c)	$5,995,805	$116,131	$9,919,987	$119,480	$125,449	$208,773
Organization costs	(a)(c)	-	41,789	-	41,789	-	10,000
Property management fees	(e)	103,852	-	128,251	-	-	-
Business manager fee	(d)	-	-	-	-	-	-
Loan placement fees	(g)	74,452	-	74,452	-	-	-
Sponsor contributions to pay dividends	(h)	1,225,930	-	1,757,576	-	-	-

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

(a)

A related party of the Business Manager is entitled to receive selling commissions equal to 7.5% of the sale price for each share sold and a marketing contribution equal to 2.5% of the gross offering proceeds from shares sold, the majority of which are reallowed to third party soliciting dealers.  The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds (which may, in the Company’s sole discretion, be paid or reimbursed from the marketing contribution or from issuer costs).  In addition, our Sponsor, its affiliates and third parties are entitled to reimbursement for any issuer costs that they pay on our behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed as a marketing contribution, in an amount not to exceed 5% of the gross offering proceeds.  The Company will not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan.  Such costs are offset against the stockholders' equity accounts. A total of $125,449 and $208,773 of offering costs were unpaid as of June 30, 2010 and December 31, 2009, respectively, and are included in due to related parties in the accompanying consolidated balance sheets.

(b)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration, including acquisition, dead deal and transaction related costs of $223,089 and $314,076 for the three and six month periods ended June 30, 2010.  Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  A total of $855,070 and $12,776 remained unpaid as of June 30, 2010 and December 31, 2009, respectively, and are included in due to related parties on the accompanying consolidated balance sheets.

(c)

As of June 30, 2010, the Company had incurred $17,067,768 of offering costs, of which $13,273,127 was paid or accrued to related parties.  Pursuant to the terms of the Offering, the Business Manager has agreed to reimburse the Company all public offering and organizational expenses (excluding selling commissions and the marketing contribution) in excess of 5% of the gross proceeds of the Offering or all organization and offering expenses (including selling commissions and the marketing contribution) which together exceed 15% of gross offering proceeds.  As of June 30, 2010, offering costs did not exceed the 5% and 15% limitations.  The Company anticipates that these costs will not exceed these limitations upon completion of the Offering.  Any excess amounts at the completion of the Offering will be reimbursed by the Business Manager.

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

(continued)

June 30, 2010

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

(5)

Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid.  If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time.  This obligation to pay the accrued fee terminates if the Company acquires the Business Manager.  For the three and six month periods ended June 30, 2010, the Business Manager was entitled to a business management fee in the amount equal to $171,029 and $204,679, respectively, but permanently waived the entire amount of this fee.

Separate and distinct from any business management fee, the Company will also reimburse the Business Manager or any related party for all expenses that it, or any related party including the Sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties in performing services for the Company except that we will not reimburse either our Business Manager or Real Estate Managers for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Managers; provided that, for these purposes, the secretaries of our company and the Business Manager will not be considered “executive officers.”  These costs were recorded in general and administrative expenses in the consolidated statements of operations.  The Company expects to pay additional types of compensation to affiliates of the Sponsor, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other compensation for the three and six month periods ended June 30, 2010.

(e)

The real estate managers, entities owned principally by individuals who are related parties of the Business Manager, is entitled to receive real estate management fees up to 4.5% of gross operating income (as defined), for management and leasing services.  Such costs are included in property operating expenses to related parties in the accompanying consolidated statements of operations.  No amounts remained unpaid as of June 30, 2010.

(f)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 a share.  The Company sold 28,976 and 68,754 shares to related parties and recognized an expense related to these discounts of $28,976 and $68,754 for the three and six month periods ended June 30, 2010.

(g)

The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

(h)

For the three and six months ended June 30, 2010, the Sponsor contributed $1,225,930 and $1,757,576, respectively, to the Company to pay distributions to its stockholders.  Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions.  In addition, the Company has not used any of the Sponsor’s initial $200,000 contribution to fund distributions.  There is no assurance that our Sponsor will continue to contribute monies to fund future distributions.   The Company intends to continue paying distributions for future periods in the amounts and at times as determined by our board.  The amount and timing of distributions may vary. The Company may pay distributions from the proceeds generated by borrowings.

As of June 30, 2010, the Company had deposited cash of $15,571,507 in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

(8)  Mortgages Payable

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

On May 19, 2010, our wholly owned subsidiary and the owner of Regal Court, Inland Diversified Shreveport Regal Court L.L.C., entered into a loan with a third-party lender for $30.4 million, secured by a first mortgage on Regal Court. The loan bears interest at a fixed rate of 5.80% per annum. The loan matures on June 1, 2015 and requires the borrower to make monthly payments of principal and interest through the maturity date. The loan may be prepaid only on or after the second anniversary of the first payment date, and is subject to a prepayment premium, or at any time during the last three months of the term without any prepayment premium. In addition, provided that no default or event of default has occurred and is continuing, a portion of the principal balance may be prepaid on or before October1, 2010, without penalty, so long as the resulting principal balance after the prepayment will equal $23.9 million. If the loan is prepaid in this manner, the interest rate will be reduced to 5.30% per annum and the required monthly payments will become interest only.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

In connection with the closing of the purchase of Draper Crossing on May 27, 2010, Inland Diversified Draper Crossing, L.L.C. assumed a loan in the principal amount of approximately $14.7 million from a third-party lender. The loan is secured by a first mortgage on Draper Crossing. The loan bears interest at a fixed rate equal to 7.33% per annum; however, if the loan is not repaid by December 1, 2011 (the “anticipated repayment date”), the interest rate will increase to the greater of 9.33% per annum or the applicable Treasury rate plus 2% per annum.  The loan matures on December 1, 2031 and requires the borrower to make monthly payments of principal and interest through the maturity date. The loan may be prepaid only during or after the three months prior to the anticipated repayment date, without any prepayment premium. The Company recorded a premium of $280,323 in connection with this assumed debt on the purchase of Draper Crossing.  The premium is amortized over the life of the loan as a reduction to interest expense on a straight line basis which approximates the effective interest method.

In connection with the closing of the purchase of the Tradition Portfolio on June 10, 2010, our wholly owned subsidiaries entered into loans secured by the properties, in an aggregate principal amount equal to approximately $55.0 million from a third-party lender. More specifically, Inland Diversified Port St Lucie Square, L.L.C. entered into a loan in the principal amount of $14.0 million secured by Tradition Village Center and Inland Diversified Port St Lucie Landing, L.L.C. entered into a loan in the principal amount of $41.0 million secured by The Landing at Tradition. Each loan bears interest at a fixed rate equal to 4.25% until May 31, 2013, 4.50% from June 1, 2013 until May 31, 2014 and 5.0% from June 1, 2014 until June 1, 2015, the maturity date. Interest expense is recognized using the effective interest method based on an effective interest rate of 4.52%.  Each loan requires the borrower to make monthly payments of principal (in addition to interest) until the principal has been reduced to the lesser of: (1) $9.5 million for the Tradition Village Center Loan and $31 million for The Landing at Tradition loan; (2) 55% of the appraised value of the property; or (3) an amount such that the loan to cost is no less than 55% (referred to herein as the “final principal payment date”). The loan may be prepaid in whole or in part, provided that any prepayment prior to November 30, 2014 generally will be subject to a prepayment premium. The lender also may require the applicable borrower to prepay a portion of its loan if, following the final principal payment date, an updated appraisal indicates that the loan to value exceeds 55%.  The Company has provided a partial guarantee on the loans making it recourse for 50% of the unpaid principal and 100% of unpaid interest.

Mortgage loans outstanding as of June 30, 2010 were $112,329,828 and had a weighted average interest rate of 5.29%. There were no mortgage loans outstanding as of December 31, 2009.  Mortgage premium, net was a premium of $264,749 and $0 as of June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2031.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of June 30, 2010, all of the mortgages were current in payments and the Company was in compliance with such covenants.

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

(continued)

June 30, 2010

(unaudited)

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

The Company had no uncertain tax positions as of June 30, 2010.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2010.  The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009.   As of June 30, 2010, returns for the calendar years 2008 and 2009 remain subject to examination by U.S. and various state and local tax jurisdictions.

(10) Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears.  The distributions that the Company currently pays are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share.  During the three and six months ending June 30, 2010, the Company declared cash distributions, totaling $1,515,078 and $2,252,898, respectively.

(11)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts.  As of June 30, 2010 and December 31, 2009, the Company did not have any dilutive common share equivalents outstanding.

(12)  Commitments and Contingencies

As of June 30, 2010, the Company had outstanding commitments and contingencies involving an earnout liability related to the purchase of Draper Crossing and a master lease receivable related to the purchase of Regal Court as disclosed in note 3.

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

(13)  Segment Reporting

The Company currently has one business segment comprised of retail commercial real estate and accordingly did not report any other segment disclosures for the three and six month periods ended June 30, 2010 and 2009.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue.  Shaw’s Grocery Store and Publix Supermarkets, Inc. accounted for approximately 15% and 8% of consolidated rental revenues for the three month period ended June 30, 2010,

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

respectively, and 12% and 6% of consolidated rental revenues for the six month period ended June 30, 2010, respectively.  The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

(14)  Subsequent Events

The Company has evaluated events and transactions that have occurred subsequent to June 30, 2010 for potential recognition and disclosure in these financial statements.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2010 through the close of business on September 30, 2010.  Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share.  Distributions were and will continue to be paid monthly in arrears, as follows:

•

In July 2010, total distributions declared for the month of June 2010 were paid in the amount equal to $611,701, of which $219,830 was paid in cash and $391,871 was reinvested through the Company’s DRP, resulting in the issuance of an additional 41,250 shares of common stock.

•

In August 2010 total distributions declared for the month of July 2010 were paid in the amount equal to $727,070, of which $265,872 was paid in cash and $461,198 was reinvested through the Company’s DRP, resulting in the issuance of an additional 48,547 shares of common stock.

The Company did not use any of the net proceeds from our Offering to fund these distributions.  The monies needed to pay distributions for June and July were funded from capital contributions made by our Sponsor.  Our Sponsor has not received, and will not receive, any additional shares of our common stock for making these contributions.  See note 7 for further discussion of Sponsor contributions used to fund distributions.

On July 1, 2010, the Company, through a wholly owned subsidiary formed for this purpose, entered into a joint venture agreement with an affiliate of The Vlass Group, LLC (“Vlass”), a real estate developer specializing in high density vertical mixed-use developments in urban settings. The purpose of the joint venture (“Temple Terrace”) is to acquire and redevelop an approximately 95,000 square foot retail center. The center is part of a multi-phase real estate development project located in Temple Terrace, Florida. The property currently includes a Sweet Bay grocery store that occupies approximately 46,000 square feet pursuant to a lease that expires in February 2027, unless redevelopment is not completed by June 30, 2012, in which case the lease will expire in February 2014. The redevelopment will involve demolishing the interior of the existing retail buildings, with the exception of the space leased to Sweet Bay, and building out the interior and exterior structures, including replacing the existing roofs. With the exception of the grocery store and a second 5,000 square foot parcel leased through 2015, the remaining 44,000 square feet will be leased during the redevelopment process or after it is completed.  The Company and Vlass have 49% and 51% ownership interests, respectively, in the venture.  The Company funded an initial contribution of $412,480 to purchase its 49% interest and Vlass contributed the property to the venture.  Subsequently, the Company funded an additional contribution of $124,475 to the venture.  The Company estimates its remaining commitment to fund additional capital to the venture to be approximately $10.5 million.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

On July 2, 2010, the Company, through Inland Diversified Elk Grove Calvine, L.L.C., a wholly owned subsidiary formed for this purpose, acquired a fee simple interest in an 89,887 square foot single tenant retail property located in Elk Grove, California and leased to Kohl’s Department Stores, Inc. (“Kohl’s”). The Company purchased this property from an unaffiliated third party, for a purchase price equal to approximately $21.5 million. The Company funded the purchase price with proceeds from the Offering.

On July 15, 2010, the Company, through Inland Diversified Lake City Commons, L.L.C., a wholly owned subsidiary formed for this purpose, acquired a fee simple interest in a 66,510 square foot retail property located in Lake City, Florida.  The Company purchased this property from an unaffiliated third party for a purchase price equal to approximately $10.6 million. The Company funded the purchase price with proceeds from the Offering.

On July 30, 2010, the Company, through Inland Diversified St. Cloud 13th, L.L.C., a wholly owned subsidiary formed for this purpose, acquired a fee simple interest in a 78,820 square foot, grocery-anchored retail property (“Publix at St. Cloud”) located in St. Cloud, Florida.  The Company purchased this property from an unaffiliated third party for a purchase price equal to approximately $9.4 million.  The Company funded approximately $1.9 million of the purchase price with proceeds from the Offering.  At closing, the Company assumed a loan secured by a first mortgage on the property, with a remaining principal balance of approximately $7.3 million, for the remainder of the purchase price.  This loan bears interest at a fixed rate equal to 5.90% per annum, amortizing over thirty years, and requires us to make payments of principal and interest on a monthly basis through maturity on May 10, 2014.  The loan may be prepaid only during or after the three months prior to the maturity date without any prepayment premium.

The following condensed pro forma financial information is presented as if the acquisitions of Temple Terrace, Kohl’s, Lake City Commons, and Publix at St. Cloud had been consummated as of January 1, 2010 for the pro forma period three and six months ended June 30, 2010 and January 1, 2009 for the pro forma period three and six months ended June 30, 2009.  The pro forma financial information below includes the pro forma information of acquisitions completed as of June 30, 2010 as presented in Note 3 to the consolidated financial statements.  The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of January 1, 2010 for the pro forma period three and six months ended June 30, 2010 and January 1, 2009 for the pro forma period three and six months ended June 30, 2009, nor does it purport to represent the results of operations for future periods.  Depreciation and amortization pro forma adjustments are based on preliminary purchase price allocations and are subject to change.

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

	For the three Months Ended June 30, 2010

	As Adjusted from Note 3	Pro Forma Adjustments	As Adjusted

Total income	$5,029,931	1,110,402	6,140,333

Net income (loss)	$(341,348)	265,916	(75,432)

Net income (loss) applicable to common stockholders per common share, basic and diluted	$(0.03)		(0.01)

Weighted average number of common shares outstanding, basic and diluted	10,128,231	10,128,231

	For the Six Months Ended June 30, 2010

	As Adjusted from Note 3	Pro Forma Adjustments	As Adjusted

Total income	$10,013,952	2,220,804	12,234,756

Net income (loss)	$(475,665)	531,837	56,172

Net income (loss) applicable to common stockholders per common share, basic and diluted	$(0.06)		0.01

Weighted average number of common shares outstanding, basic and diluted	7,571,865	7,571,865

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

	For the Three Months Ended June 30, 2009

	As Adjusted from Note 3	Pro Forma Adjustments	As Adjusted

Total income	$4,951,599	1,118,980	6,070,579

Net income	$431,572	363,743	795,315

Net income applicable to common stockholders per common share, basic and diluted	$21.58		39.77

Weighted average number of common shares outstanding, basic and diluted	20,000	20,000

	For the Six Months Ended June 30, 2009

	As Adjusted from Note 3	Pro Forma Adjustments	As Adjusted

Total income	$9,903,198	2,237,959	12,141,157

Net income	$910,950	708,929	1,619,879

Net income applicable to common stockholders per common share, basic and diluted	$45.55		80.99

Weighted average number of common shares outstanding, basic and diluted	20,000	20,000

Inland Diversified Real Estate Trust, Inc.

(A Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2010

(unaudited)

On July 26, 2010, the Company acquired a tranche of commercial mortgage-backed securities, or “CMBS,” with a face value of $2.0 million, for approximately $2.1 million.  The securities in this pool of CMBS will accrue interest at a coupon rate of 5.283% per annum, which is equivalent to 5.09% per annum on the purchase price we paid for the securities.  The scheduled weighted average life of these securities is approximately 1.22 years, but may be extended.  This pool is rated AAA by the Fitch Group and Standard & Poor’s.  The Company intends to finance this investment in the future.

As of August 12, 2010, the Company has raised total equity, net of commissions, marketing contribution, and due diligence expense reimbursements, of approximately $144.9 million and has issued approximately 16.1 million shares of common stock.

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

•

employees of our business manager, two of our directors, and two of our officers are also employed by our sponsor or its affiliates and will face competing demands for their time and service and may have conflicts in allocating their time to our business and assets;

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

The following discussion and analysis relates to the three and six months ended June 30, 2010, the three and six months ended June 30, 2009 and as of June 30, 2010 and December 31, 2009.  You should read the following discussion and analysis along with our Financial Statements and the related notes included in this report.

Overview

We are a Maryland corporation sponsored by Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” and formed to acquire and develop commercial real estate located in the United States and Canada.  We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt.  We may originate or invest in real estate-related loans made to third parties or to related parties of, or entities sponsored by, IREIC.  Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders.  At June 30, 2010, we owned six retail properties totaling 1,155,199 square feet with a weighted average physical and financial occupancy of 95.7%.

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

Liquidity and Capital Resources

Our principal demands for funds are to acquire real estate assets, to pay our operating expenses and the operating expenses of our properties, to pay interest on our outstanding indebtedness and to pay distributions to our stockholders.  We will generally seek to fund our cash needs for items other than asset acquisitions from operations.  Our cash needs for acquisitions have been and will continue to be funded primarily from the sale of our shares, including those offered for sale through our distribution reinvestment plan, as well as financing that is obtained concurrent with an acquisition or in the future.  Our business manager, Inland Diversified Business Manager & Advisor, Inc. referred to herein as our “Business Manager,” its acquisition group, Inland Diversified Real Estate Acquisitions, Inc., and Inland Real Estate Acquisitions, evaluate all of our potential acquisitions and negotiate with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.  These lower returns may affect our ability to make or fund distributions to you.

Potential future sources of liquidity include proceeds from secured or unsecured financings from banks or other lenders and undistributed cash flow from operations.

As of June 30, 2010, the Offering generated proceeds, net of commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are reallowed to third party soliciting dealers, totaling $119,991,994.

Our current liquidity needs have primarily been to purchase investment properties and to pay distributions, general and administrative expenses and offering costs.  The Company funded the purchase of its investment properties through a combination of proceeds from the Offering and financing secured by the properties.  All of our distributions have been funded through capital contributions from our Sponsor.  Our Sponsor has not received, and will not receive, any additional shares for our common stock for making any of these contributions.

As of June 30, 2010 and December 31, 2009, the Company owed $3,204,319 and $2,460,161, respectively, to our Sponsor and its affiliates related to advances from these parties used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets.  These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

Cash Flow Analysis

Net cash used in operating activities was $2,057,803 for the six months ended June 30, 2010, as compared to $41,808 for the six months ended June 30, 2009.  These funds were used mainly to pay lender required real estate tax and insurance escrows of $1,950,078 with the remaining funds used to pay operating and other general and administrative costs.  These costs have increased as the Company began raising capital and pursued real estate investments in 2010. Our only other cash flows from operating activities for the six months ended June 30, 2010 have been $114,931 in interest earned on the short term investment of our cash compared to $78 earned for the six months ended June 30, 2009 due to the increase in funds available for investment in 2010.

During the six months ended June 30, 2010, we used $136,724,885 in net cash flows for investing activities to purchase five retail properties and $65,200 in net cash flows from investing activities to fund restricted tenant improvement and leasing escrows required by our lenders related to certain property financing.  We used $1,000 in net cash flows for investment activities to purchase an investment in an affiliate during the six months ended June 30, 2009.

The net cash flows provided by and used in financing activities for the six months ended June 30, 2010 and 2009 totaled $188,229,958 and $(52,022), respectively.  Net cash flows from financing activities for the six months ended June 30, 2010 consist primarily of $101,811,705 from the sale of our stock in our “best efforts” Offering, $1,156,943 from our DRP, and $97,644,999 from loan proceeds from borrowings secured by properties in our portfolio, net of $11,071,888 used to pay offering costs, $20,000 used to repurchase shares in our SRP, and $1,291,801 used to pay loan fee fees and deposits related to financing related to our closed and potential acquisitions.  Net cash flows used in financing activities for the six months ended June 30, 2009 consist primarily of $397,675 of advances from related parties used to pay offering costs totaling $449,697.  The increase is mainly due to the commencement of our Offering in August of 2009 and securing borrowings related to our investment properties in 2010.

During the six months ended June 30, 2010, we paid distributions in the amount of $1,757,576 which were funded by the Company through capital contributions from our Sponsor. Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions.  Our Sponsor previously invested $200,000 at the time of our formation.  We did not use any of this initial $200,000 contribution to fund these distributions.  There is no assurance that our Sponsor will continue to contribute monies to fund future distributions.   The amount and timing of distributions may vary and there is no assurance that we will continue to pay distributions at the existing rate, if at all.

A summary of the distributions declared, distributions paid and cash flows used in operations for the six months ended June 30, 2010 and 2009 follows:

			Distributions Paid
Six Months Ended	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows Used in Operations	Contributions by IREIC
June 30, 2010	2,252,898.15		600,633	1,156,943	1,757,576	(2,057,803)	1,757,576
June 30, 2009 (2)	-	-	-	-	-	(41,808)	-

(1) Assumes a share was issued and outstanding each day during the quarter.
(2) Fourth quarter 2009 was the first quarter in which distributions were declared and paid.

Results of Operations

The following discussion is based primarily on our consolidated financial statements for the three and six months ended June 30, 2010 and 2009.

For the three months ended June 30, 2010 and 2009, our net loss applicable to common shares was $730,842 and $53,373, respectively, and included the following components:

Gross revenue for the second quarter of 2010 totaled $2,194,500 which consisted of $1,747,814 in tenant rental income and $421,792 in property operating expense recoveries from tenants, and $24,894 in other property related income.  Property operating expenses and real estate taxes for the second quarter of 2010 totaled $607,415 and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. These results increased compared to second quarter 2009 due to the acquisition of investment properties during the second quarter of 2010.

General and administrative expenses during the second quarter of 2010 totaled $454,561 compared to $7,228 for the second quarter of 2009.  These costs primarily consisted of legal, audit and other professional fees, insurance, board of director fees, as well as certain salary, information technology and other administrative cost reimbursements paid to our Business Manager and affiliates.  These results increased compared to prior year due to the growth of operations of the Company.

Acquisition costs during the second quarter of 2010 totaled $679,055 and consist of customary third-party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates.  No acquisition costs were incurred during the second quarter of 2009.

Organizational costs for the second quarter of 2009 totaled $46,223 and related to formation costs for the Company.  No organizational costs were incurred in the second quarter of 2010.

Depreciation and amortization expenses during the second quarter of 2010 totaled $657,561 and were a result of depreciation on our investment properties in the amount of $441,716 and amortization expense resulting from the amortization of acquired lease intangible assets totaling $215,845.  We incurred no depreciation and amortization expenses in the second quarter of 2009 as we had no real estate investments as of June 30, 2009.

Interest income for the second quarter of 2010 totaled $87,184 compared to $78 in the second quarter of 2009.  This interest was earned from the short term investment of our cash.  The increase in interest income is mainly due to an increase in average cash balances as compared to the second quarter of 2009.

Interest expense for the second quarter of 2010 totaled $613,934 and was related to mortgage borrowings secured by the properties in our portfolio.  We incurred no interest expense in the second quarter of 2009 as we had no borrowings outstanding as of June 30, 2009.

For the six months ended June 30, 2010 and 2009, our net loss applicable to common shares was $1,123,695 and $58,940, respectively, and included the following components:

Gross revenue for the six months ended June 30, 2010 totaled $2,792,371 which consisted of $2,162,770 in tenant rental income and $596,207 in property operating expense recoveries from tenants, and $33,394 in other property related income.  Property operating expenses and real estate taxes for the six months ended June 30, 2010 totaled $821,449 and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. These results increased compared to the six months ended June 30, 2009 due to the acquisition of investment properties in late 2009 and during the first and second quarters of 2010.

General and administrative expenses during the six months ended June 30, 2010 totaled $851,842 compared to $13,778 for the six months ended June 30, 2009.  These costs primarily consisted of legal, audit and other professional fees, insurance, board of director fees, as well as certain salary, information technology and other administrative cost reimbursements paid to our Business Manager and affiliates.  These results increased compared to prior year due to the growth of operations of the Company.

Acquisition costs during the six months ended June 30, 2010 totaled $921,811 and consist of customary third-party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates.  No acquisition costs were incurred during the six months ended June 30, 2009.

Organizational costs for the six months ended June 30, 2009 totaled $45,240 and related to formation costs for the Company.  No organizational costs were incurred in 2010.

Depreciation and amortization expenses for the six months ended June 30, 2010 totaled $771,331 and are a result of depreciation on our investment properties in the amount of $508,325 and amortization expense resulting from the amortization of acquired lease intangible assets totaling $263,006.  We incurred no depreciation and amortization expenses for the six months ended June 30, 2009 as we had no real estate investments as of June 30, 2009.

Interest income for the six months ended June 30, 2010 totaled $114,931 compared to $78 for the six months ended June 30, 2009. This interest was earned from the short term investment of our cash.  The increase was mainly due to an increase in average cash balances as compared to the six months ended June 30, 2009.

Interest expense for the six months ended June 30, 2010 totaled $664,564 and was related to mortgage borrowings secured by the properties in our portfolio.  We incurred no interest expense in the six months ended June 30, 2009 as we had no borrowings outstanding as of June 30, 2009.

Investment in Unconsolidated Entities

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

Consolidation

We consolidate the accounts of the Company, as well as all wholly-owned subsidiaries and ventures in which we have a controlling financial interest.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs).  All intercompany balances and transactions will be eliminated in consolidation.

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

We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.  Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decrease in the later years of a lease.  We periodically will review the collectability of outstanding receivables.  Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

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

Acquisition of Investment Properties

We will be required to determine the total purchase price of each acquired investment property, which will include estimating any contingent consideration to be paid or received in future periods. We will be required to allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms.  In addition, we will be required to allocate a portion of the purchase price to the value of customer relationships, if any.  The allocation of the purchase price is an area that requires judgment and significant estimates. We will use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements.  The aggregate value of intangibles is measured based on the difference between the stated price and the property value calculation as if vacant.  We will determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  We also will allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values.  We also will evaluate each acquired lease based upon current market rates at the acquisition date and we will consider various factors including geographical location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market lease costs, we will allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The determination of the discount rate used in the present value calculation is based upon the “risk free rate.”  This discount rate is a significant factor in determining the market valuation which will require our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

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

Partially-Owned Entities

We will consolidate the operations of a joint venture if we determine that we are either the primary beneficiary of a variable interest entity (VIE) or have substantial influence and control of the entity.  The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE .  There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity.  If we consolidate an entity, the assets, liabilities and results of operations of a variable interest entity will be included in our consolidated financial statements.

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

Contractual Obligations

We borrowed or assumed approximately $112,329,828 million secured by mortgages on all six of our properties during the six months ended June 30, 2010.  We had no borrowings for the six months ended June 30, 2009.

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of June 30, 2010.

	Long-Term Debt Obligations

	2010	2011	2012	2013	2014	Thereafter	Total

Principal Interest Total	$19,229,978 2,890,285 $22,120,263	$16,539,820 4,780,875 $21,320,695	$46,459 3,795,045 $3,841,504	$58,991 3,838,354 $3,897,345	$62,999 3,988,472 $4,051,471	$76,391,581 2,749,834 $79,141,415	$112,329,828 22,042,865 $134,372,693

The long-term debt obligations excludes mortgage premiums associated with debt assumed at acquisition of which a premium of $264,749, net of accumulated amortization, is outstanding as of June 30, 2010.

In conjunction with the acquisition of Draper Crossing, the purchase price included an earnout component, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property.  The Company is not obligated to pay this contingent purchase price unless space which was vacant at the time of the acquisition is later rented within the time limits set forth in the acquisition agreement.  The earnout payments are based on a predetermined formula applied to rental income received.  The earnout agreement has a limited obligation period of three years from the date of acquisition.  If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of the entire property.  Based on its best estimate, the Company has determined that the fair value of the earnout consideration payments is approximately $434,000.

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

	As of June 30, 2010	As of December 31, 2009

Total assets	$240,173,190	26,439,298

Mortgage payable	$112,594,577	-

	For the six months ended June 30, 2010	For the six months ended June 30, 2009

Total income	$2,792,371	-

Total interest income	$114,931	78

Net loss applicable to common shares	$(1,123,695)	(58,940)

Net loss per common share, basic and diluted (a)	$(0.15)	(2.95)
Distributions declared to common stockholders	$2,252,898	-

Distributions per weighted average common share (a)	$.30	-

Funds From Operations (a)(b)	$(352,364)	(58,940)

Cash flows used in operating activities	$(2,057,803)	(41,808)

Cash flows used in investing activities	$(136,790,085)	(1,000)

Cash flows provided by (used in) financing activities	$188,229,958	(52,022)

Weighted average number of common shares outstanding, basic and diluted	7,571,865	20,000

(a)

The net loss per share basic and diluted is based upon the weighted average number of common shares outstanding for the six months ended June 30, 2010 and 2009, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the six months ended June 30, 2010 and 2009.  See Footnote (b) below for information regarding our calculation of FFO.

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

	Six months ended June 30, 2010	Six months ended June 30, 2009
Net loss applicable to common shares	$(1,123,695)	(58,940)
Add: Depreciation and amortization
related to investment properties	771,331	-

Funds from operations	$(352,364)	(58,940)

Funds from operations applicable to common stockholders per common share, basic and diluted	$(0.05)	(2.95)

Weighted average number of common shares outstanding, basic and diluted	7,571,865	20,000

Subsequent Events

We have evaluated events and transactions that have occurred subsequent to June 30, 2010 for potential recognition and disclosure in the financial statements in this Quarterly Report.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2010 through the close of business on September 30, 2010.  Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share.  Distributions were and will continue to be paid monthly in arrears, as follows:

•

In July 2010, total distributions declared for the month of June 2010 were paid in the amount equal to $611,701, of which $219,830 was paid in cash and $391,871 was reinvested through the Company’s DRP, resulting in the issuance of an additional 41,250 shares of common stock.

•

In August 2010 total distributions declared for the month of July 2010 were paid in the amount equal to $727,070, of which $265,872 was paid in cash and $461,198 was reinvested through the Company’s DRP, resulting in the issuance of an additional 48,547 shares of common stock.

We did not use any of the net proceeds from our Offering to fund these distributions.  The monies needed to pay distributions for June and July were funded from capital contributions made by our Sponsor.  Our Sponsor has not received, and will not receive, any additional shares of our common stock for making these contributions.

On July 1, 2010, we, through a wholly owned subsidiary formed for this purpose, entered into a joint venture agreement with an affiliate of The Vlass Group, LLC (“Vlass”), a real estate developer specializing in high density vertical mixed-use developments in urban settings. The purpose of the joint venture (“Temple Terrace”) is to acquire and redevelop an approximately 95,000 square foot retail center. The center is part of a multi-phase real estate development project located in Temple Terrace, Florida. The property currently includes a Sweet Bay grocery store that occupies approximately 46,000 square feet pursuant to a lease that expires in February 2027, unless redevelopment is not completed by June 30, 2012, in which case the lease will expire in February 2014. The redevelopment will involve demolishing the interior of the existing retail buildings, with the exception of the space leased to Sweet Bay, and building out the interior and exterior structures, including replacing the existing roofs. With the exception of the grocery store and a second 5,000 square foot parcel leased through 2015, the remaining 44,000 square feet will be leased during the redevelopment process or after it is completed.  The Company and Vlass have 49% and 51% ownership interests, respectively, in the venture.  The Company funded an initial contribution of $412,480 to purchase its 49% interest and Vlass contributed the property to the venture.  Subsequently, the Company funded an additional contribution of $124,475 to the venture.  The Company estimates its remaining commitment to fund additional capital to the venture to be approximately $10.5 million.

On July 2, 2010, we, through Inland Diversified Elk Grove Calvine, L.L.C., a wholly owned subsidiary formed for this purpose, acquired a fee simple interest in an 89,887 square foot single tenant retail property located in Elk Grove, California and leased to Kohl’s Department Stores, Inc. (“Kohl’s”). We purchased this property from an unaffiliated third party, for a purchase price equal to approximately $21.5 million. We funded the purchase price with proceeds from our Offering.

On July 15, 2010, we, through Inland Diversified Lake City Commons, L.L.C., a wholly owned subsidiary formed for this purpose, acquired a fee simple interest in a 66,510 square foot retail property located in Lake City, Florida.  We purchased this property from an unaffiliated third party for a purchase price equal to approximately $10.6 million. We funded the purchase price with proceeds from our Offering.

On July 26, 2010, we acquired a tranche of commercial mortgage-backed securities, or “CMBS,” with a face value of $2.0 million, for approximately $2.1 million.  The securities in this pool of CMBS will accrue interest at a coupon rate of 5.283% per annum, which is equivalent to 5.09% per annum on the purchase price we paid for the securities.  The scheduled weighted average life of these securities is approximately 1.22 years, but may be extended.  This pool is rated AAA by the Fitch Group and Standard & Poor’s.  We intend to finance this investment in the future.

On July 30, 2010, we, through Inland Diversified St. Cloud 13th, L.L.C., a wholly owned subsidiary formed for this purpose, acquired a fee simple interest in a 78,820 square foot, grocery-anchored retail property located in St. Cloud, Florida.  We purchased this property from an unaffiliated third party for a purchase price equal to approximately $9.4 million.  We funded approximately $1.9 million of the purchase price with proceeds from our Offering.  At closing, we assumed a loan secured by a first mortgage on the property, with a remaining principal balance of approximately $7.3 million, for the remainder of the purchase price.  This loan bears interest at a fixed rate equal to 5.90% per annum, amortizing over thirty years, and requires us to make payments of principal and interest on a monthly basis through maturity on May 10, 2014.  The loan may be prepaid only during or after the three months prior to the maturity date without any prepayment premium.

As of August 12, 2010, we had raised total equity, net of commissions, marketing contribution, and due diligence expense reimbursements, of approximately $144.9 million and have issued approximately 16.1 million shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations.  We currently have limited exposure to financial market risks. In addition, as all debt as of June 30, 2010 is at a fixed rate, the Company’s exposure to interest rate changes is limited.  As of June 30, 2010, we had outstanding debt totaling $112,594,577 secured by mortgages on six of our properties at a weighted average interest rate equal 5.29% per annum.

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

Our board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes and we have not utilized such instruments to date.

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, IREIC or its affiliates have agreed to either forgo or defer a portion of the business management fee due to them from the other REITs previously sponsored by IREIC to ensure that the particular REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. In each case, IREIC or its affiliates determined the amounts that would be forgone or deferred in their sole discretion and, in some cases, were paid the deferred amounts in later periods.  For the three and six month periods ended June 30, 2010, the Business Manager waived a total of $171,029  and $204,679, respectively, in business management fees from us, and the monies needed to pay all of the distributions declared for the six months ended June 30, 2010 were funded from capital contributions from IREIC.  There is no assurance that our Business Manager will continue to charge less than it is entitled to charge or that IREIC will continue to contribute monies to fund future distributions.

One of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.

For the six months ended June 30, 2010, approximately 12% of our consolidated rental revenue was generated by Shaw’s Grocery Stores, Inc. (“Shaw’s”).  As a result of the concentration of revenue generated from Shaw’s, if this tenant were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties that it leases were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

For the six months ended June 30, 2010, approximately 40% of our base rental income of our consolidated portfolio was generated by properties located in Florida.  Accordingly, our operating results are likely to be impacted by economic changes affecting the real estate markets in this state. This geographic concentration also exposes us to risks of oversupply and competition in the Florida real estate market.

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

As of June 30, 2010, we had sold the following securities in our Offering for the following aggregate offering prices:

•

13,172,896 shares, equal to $130,940,682 in aggregate gross offering proceeds, in our “best efforts” offering; and

•

128,708 shares, equal to $1,222,729 in aggregate gross offering proceeds, pursuant to the DRP.

In the aggregate, as of June 30, 2010, we had sold 13,301,604 shares resulting in gross proceeds of $132,163,411, excluding the 20,000 shares purchased by IREIC for $200,000 preceding the commencement of our Offering.

As of June 30, 2010, we have incurred the following offering costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs to related parties (1)	$13,273,127
Offering costs paid to non-related parties	3,794,641
Total offering costs	$17,067,768

(1)

“Offering costs to related parties” includes selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through June 30, 2010, the net offering proceeds to us from the Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $115.3 million.  As of June 30, 2010, we had used approximately $50.8 million of these net proceeds to purchase interests in real estate.

Share Repurchase Program

We adopted a share repurchase program, effective August 24, 2009.  On April 14, 2010, our board approved certain amendments to our share repurchase program, which became effective as of May 20, 2010.  Under the amended program, we may make “ordinary repurchases,” which are defined as all repurchases other than upon the death of a stockholder, at prices ranging from 92.5% of the “share price,” as defined in the program, for stockholders who have owned their shares continuously for at least one year, but less than two years, to 100% of the “share price” for stockholders who have owned their shares continuously for at least four years.  In the case of “exceptional repurchases,” which are defined as repurchases upon the death of a stockholder, we may repurchase shares at a repurchase price equal to 100% of the “share price.”

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

The table below outlines the shares of common stock we repurchased pursuant to our share repurchase program during the quarter ended June 30, 2010.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2010	-		$-	(1)
May 2010	2,000	$10.00	2,000	(1)
June 2010	-		$-	(1)

Total	2,000		2,000	(1)

(1) A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President and principal executive officer		Treasurer and principal financial officer
Date:	August 13, 2010	Date:	August 13, 2010

Exhibit Index

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc.(incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2

Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1

Distribution Reinvestment Plan (incorporated by reference to Appendix B to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.2

Amended and Restated Share Repurchase Program, effective May 20, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 20, 2010)

4.3

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)  (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1

Purchase and Sale Agreement, dated as of April 9, 2010, by and between SDI Shreveport, Ltd. and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment to Purchase and Sale Agreement, dated May 4, 2010, and the Second Amendment to Purchase and Sale Agreement, dated May 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.2

Assignment of Purchase and Sale Agreement, dated as of May 14, 2010, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Shreveport Regal Court, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.3

Assignment and Assumption of Leases, dated as of May 14, 2010, by SDI Shreveport, Ltd., in favor of Inland Diversified Shreveport Regal Court, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.4

Master Lease Escrow Agreement, dated as of May 14, 2010, by and among SDI Shreveport, Ltd., Inland Diversified Shreveport Regal Court, L.L.C. and Chicago Title Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.5

Mortgage Note, made as of May 11, 2010 by Inland Diversified Kissimmee Pleasant Hill, L.L.C. for the benefit of John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.6

Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing, dated as of May 11, 2010, by Inland Diversified Kissimmee Pleasant Hill, L.L.C. to and for the benefit of John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.7

Indemnification Agreement, dated as of May 11, 2010 by Inland Diversified Kissimmee Pleasant Hill, L.L.C. and Inland Diversified Real Estate Trust, Inc. to and for the benefit of John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.8

Guaranty Agreement, dated as of May 11, 2010, by Inland Diversified Real Estate Trust, Inc. in favor of John Hancock Life Insurance Company (U.S.A.) and the subsequent owners and holders of the Note (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.9

Assignment of Leases and Rents, dated as of May 11, 2010 by Inland Diversified Kissimmee Pleasant Hill, L.L.C. to John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.10

Assignment of Agreements, Permits and Contracts, dated as of May 11, 2010 by Inland Diversified Kissimmee Pleasant Hill, L.L.C. to John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.11

Lockbox Agreement, dated as of May 11, 2010 by and between Inland Diversified Kissimmee Pleasant Hill, L.L.C. and John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.12

Loan Agreement, dated as of May 11, 2010 by and between Inland Diversified Shreveport Regal Court, L.L.C. and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 24, 2010)

10.13

Promissory Note, made as of May 19, 2010, by Inland Diversified Shreveport Regal Court, L.L.C. to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 24, 2010)

10.14

Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of May 19, 2010, by Inland Diversified Shreveport Regal Court, L.L.C. to JPMorgan Chase Bank, N.A.  (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 24, 2010)

10.15

Guaranty Agreement, dated as of May 19, 2010, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 24, 2010)

10.16

Environmental Indemnity Agreement, dated as of May 19, 2010, by Inland Diversified Shreveport Regal Court, L.L.C. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 24, 2010)

10.17

Letter Agreement, dated as of December 3, 2009, between Inland Real Estate Acquisitions, Inc. and Draper Crossing I, L.C., as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.18

Assignment of Contract, dated as of May 27, 2010, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Draper Crossing, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.19

Assignment of Leases, dated as of May 26, 2010, between Draper Crossing I, L.C. and Inland Diversified Draper Crossing, L.L.C.  (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.20

Promissory Note, dated as of November 21, 2001, by Draper Crossing I, L.C. for the benefit of CIBC Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.21

Deed of Trust and Security Agreement, dated as of November 21, 2001, by Draper Crossing I, L.C. to Surety Title Agency, as trustee, for the benefit of CIBC Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.22

Indemnity and Guaranty Agreement, made as of May 27, 2010, by Inland Diversified Real Estate Trust, Inc. in favor of Bank of America, N.A., successor in interest to Wells Fargo Bank, N.A. (as successor by merger to Wells Fargo Bank Minnesota, N.A.), as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates Series 2001-CIBC3 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.23

Hazardous Substances Indemnity Agreement, made as of May 27, 2010, by Inland Diversified Real Estate Trust, Inc. and Inland Diversified Draper Crossing, L.L.C. in favor of Bank of America, N.A., successor in interest to Wells Fargo Bank, N.A. (as successor by merger to Wells Fargo Bank Minnesota, N.A.), as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates Series 2001-CIBC3 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.24

Letter Agreement, dated as of March 29, 2010, by and between Tradition Village Center, LLC, The Landing at Tradition Development Company, LLC and Landing Phase II, LLC and Inland Real Estate Acquisitions, Inc., as amended by the Amendment dated May 7, 2010, the Second Amendment dated May 21, 2010, the Third Amendment dated May 26, 2010, the Fourth Amendment dated June 3, 2010, the Fifth Amendment dated June 4, 2010, the Sixth Amendment dated June 8, 2010, the Sixth Amendment dated June 8, 2010, the Seventh Amendment dated June 8, 2010 and the Eighth Amendment dated June 10, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.25

Assignment, dated June 10, 2010, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Port St Lucie Square, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.26

Assignment, dated June 10, 2010, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Port St Lucie Landing, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.27

Assignment and Assumption of Leases, Warranties and Contracts, made as of June 10, 2010, by Tradition Village Center, LLC to Inland Diversified Port St Lucie Square, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.28

Assignment and Assumption of Leases, Warranties and Contracts, made as of June 10, 2010, by The Landing at Tradition Development Company, LLC to Inland Diversified Port St Lucie Landing, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.29

Promissory Note, made as of June 10, 2010, by Inland Diversified Port St Lucie Square, L.L.C. for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.30

Promissory Note, made as of June 10, 2010, by Inland Diversified Port St Lucie Landing, L.L.C. for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.31

Loan Agreement, dated as of June 10, 2010, by and among Inland Diversified Port St Lucie Square, L.L.C., Inland Diversified Real Estate Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.32

Loan Agreement, dated as of June 10, 2010, by and among Inland Diversified Port St Lucie Landing, L.L.C., Inland Diversified Real Estate Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.33

Environmental Indemnity Agreement, dated as of June 10, 2010, by Inland Diversified Port St Lucie Square, L.L.C. and Inland Diversified Real Estate Trust, Inc. to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.34

Environmental Indemnity Agreement, dated as of June 10, 2010, by Inland Diversified Port St Lucie Landing, L.L.C. and Inland Diversified Real Estate Trust, Inc. to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.35

Non-Recourse Exception Guaranty, dated as of June 10, 2010, by Inland Diversified Real Estate Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.36

Non-Recourse Exception Guaranty, dated as of June 10, 2010, by Inland Diversified Real Estate Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.37

Payment Guaranty, dated as of June 10, 2010, by Inland Diversified Real Estate Trust, Inc. to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.38

Payment Guaranty, dated as of June 10, 2010, by Inland Diversified Real Estate Trust, Inc. to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

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