Form 10-Q
period 2010-09-30
Inland Diversified Real Estate Trust, Inc.
filed 2010-11-15
CIK 1438897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-53945

Inland Diversified Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of November 10, 2010, there were 22,793,706 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

i

Item 1. Financial Statements

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
Assets	(unaudited)
Assets:
Investment properties (note 3):
Land	$70,542,724	$2,500,000
Building and improvements	139,468,349	5,654,068
Construction in progress	1,109,508	-
Total	211,120,581	8,154,068
Less accumulated depreciation	(1,615,440)	(16,714)
Net investment properties	209,505,141	8,137,354
Cash and cash equivalents	51,321,863	15,736,208
Restricted cash and escrows (note 2)	3,144,853	79,404
Investment in marketable securities (note 6)	3,972,663	-
Investment in unconsolidated entities (note 5 and 8)	187,136	188,500
Accounts and rents receivable (net of allowance of $96,190 and $0)	1,291,083	17,211
Acquired lease intangibles, net (note 2)	52,066,590	2,041,780
Deferred costs, net	1,823,246	20,000
Other assets	837,522	218,841
Total assets	$324,150,097	$26,439,298

Liabilities and Equity

Liabilities:
Mortgages payable (note 9)	$136,691,516	$-
Accrued offering expenses	223,250	267,036
Accounts payable and accrued expenses	1,285,993	201,848
Distributions payable	910,679	116,379
Accrued real estate taxes payable	1,985,539	-
Advance rent and other liabilities	1,797,494	106,845
Acquired below market lease intangibles, net (note 2)	7,199,426	509,145
Due to related parties (note 8)	3,327,233	2,460,161
Total liabilities	153,421,130	3,661,414

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 2,460,000,000 shares authorized, 19,450,808and 2,958,096 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	19,451	2,958
Additional paid in capital, net of offering costs of $23,704,690 and $6,218,993 as of September 30, 2010 and December 31, 2009, respectively	172,720,348	23,353,847
Accumulated distributions and net loss	(6,437,728)	(578,921)
Accumulated other comprehensive income	82,257	-
Total Company stockholders’ equity	166,384,328	22,777,884
Noncontrolling interests	4,344,639	-
Total equity	170,728,967	22,777,884
Total liabilities and equity	$324,150,097	$26,439,298

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Income

(unaudited)

	Three months ended	Three months ended	Nine months Ended	Nine months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Income:
Rental income	$4,889,284	$-	$7,052,054	$-
Tenant recovery income	1,169,599	-	1,765,806	-
Other property income	189,040	-	222,434	-

Total income	6,247,923	-	9,040,294	-
Expenses:
Organizational costs	-	(16,236)	-	29,004
General and administrative expenses	538,360	58,107	1,390,203	71,885
Acquisition related costs	651,744	2,479	1,573,555	2,479
Property operating expenses	1,100,309	-	1,542,068	-
Real estate taxes	747,390	-	1,127,080	-
Depreciation and amortization	1,651,117	-	2,422,448	-

Total expenses	4,688,920	44,350	8,055,354	103,368

Operating income (loss)	1,559,003	(44,350)	984,940	(103,368)

Interest and dividend income	109,401	3	224,332	81
Interest expense	(1,664,825)	-	(2,329,388)	-
Equity in losses of unconsolidated entities	(1,364)	-	(1,364)	-
Net income (loss)	2,215	(44,347)	(1,121,480)	(103,287)
Less: net income attributable to noncontrolling interests	(15,574)	-	(15,574)	-
Net loss attributable to common stockholders	$(13,359)	$(44,347)	$(1,137,054)	$(103,287)
Other comprehensive income: Unrealized gain on investment securities	82,257	-	82,257	-
Comprehensive income (loss)	$68,898	$(44,347)	$(1,054,797)	$(103,287)
Net loss attributable to common stockholders per common share, basic and diluted (note 12)	$(0.00)	$(1.55)	$(0.11)	$(4.51)
Weighted average number of common shares outstanding, basic and diluted	16,634,721	28,604	10,521,564	22,900

See accompanying notes to consolidated financial statements.

Inland Diversified Real Estate Trust, Inc.

Consolidated Statement of Stockholders' Equity

For the nine months ended September 30, 2010

 (unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total

Balance at January 1, 2010	2,958,096	$2,958	$23,353,847	$(578,921)	$-	$-	$22,777,884

Distributions declared	-	-	-	(4,721,753)	-		(4,721,753)
Proceeds from offering	16,231,716	16,232	161,413,292	-	-	-	161,429,524
Offering costs	-	-	(17,485,697)	-	-	-	(17,485,697)
Proceeds from distribution reinvestment program	267,396	267	2,539,998	-	-	-	2,540,265
Shares repurchased (note 8)	(6,400)	(6)	(62,344)	-	-	-	(62,350)
Discounts on shares issued to Affiliates (note 8)	-	-	71,975	-	-	-	71,975
Contributions from sponsor (note 8)	-	-	2,889,277	-	-	-	2,889,277
Contributions from noncontrolling interests	-	-	-	-	-	4,400,000	4,400,000
Distributions to noncontrolling interests	-	-	-	-	-	(70,935)	(70,935)
Unrealized gain on investment securities	-	-	-	-	82,257	-	82,257
Net (loss) income	-	-	-	(1,137,054)	-	15,574	(1,121,480)

Balance at September 30, 2010	19,450,808	$19,451	$172,720,348	$(6,437,728)	$82,257	$4,344,639	$170,728,967

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows

	(unaudited)
	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
Cash flows from operations:
Net loss	$(1,121,480)	$(103,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,422,448	-
Amortization of debt premium and financing costs	21,105	-
Amortization of acquired above market leases	337,246	-
Amortization of acquired below market leases	(136,450)	-
Straight-line rental income	(299,107)	-
Equity in loss of unconsolidated entities	1,364
Discount on shares issued to affiliates	71,975	-
Changes in assets and liabilities:
Restricted escrows	(91,238)	-
Accounts and rents receivable, net	(820,507)	-
Other assets	74,356	(167,432)
Accounts payable and accrued expenses	623,769	(34,686)
Accrued real estate taxes payable	1,378,256	-
Advance rent and other liabilities	(1,032,345)	-
Due to related parties	313,389	-
Net cash flows provided by (used in) operating activities	1,742,781	(305,405)

Cash flows from investing activities:
Purchase of investment properties	(217,727,698)	-
Capital expenditures and tenant improvements	(193,845)	-
Purchase of investment securities	(3,890,406)	-
Payment of leasing fees	(2,400)	-
Restricted escrows	(2,191,687)	-
Investment in unconsolidated entities	(109,375)	(1,000)
Net cash flows used in investing activities	(224,115,411)	(1,000)

Cash flows from financing activities:
Proceeds from offering	161,514,524	2,719,618
Proceeds from the dividend reinvestment program	2,540,265	-
Shares repurchased	(62,350)	-
Payment of offering costs	(17,566,040)	(1,775,638)
Proceeds from mortgages payable	128,595,000	-
Principal payments of mortgage debt	(14,072,258)
Payment of loan fees and deposits	(1,881,745)	-
Distributions paid	(3,927,453)	-
Distributions paid to noncontrolling interests	(70,935)
Due to related parties	-	1,192,693
Contributions from sponsor	2,889,277	-
Net cash flows provided by financing activities	257,958,285	2,136,673

Net increase in cash and cash equivalents	35,585,655	1,830,268
Cash and cash equivalents, at beginning of period	15,736,208	399,798

Cash and cash equivalents, at end of period	$51,321,863	$2,230,066

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows

(continued)

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009

Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$68,042,724	$-
Building and improvements	133,814,281	-
Construction in progress	371,632	-
Acquired in-place lease intangibles	40,669,181	-
Acquired above market lease intangibles	10,516,597	-
Acquired below market lease intangibles	(6,826,731)	-
Assumption of mortgage debt at acquisition	(21,950,745)	-
Non-cash mortgage premium	(280,323)	-
Tenant improvement payable	(25,720)	-
Security deposits, advance rent and other liabilities	(2,698,640)	-
Restricted escrows	758,170	-
Accounts receivable	154,258	-
Deferred costs	2,500	-
Other assets	187,797	-
Accrued real estate taxes	(607,283)	-
Noncontrolling interest non-cash property contribution	(4,400,000)	-
Purchase of investment properties	$217,727,698	$-

Cash paid for interest	$1,883,367	$-

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$910,679	$-

Accrued offering expenses	$223,250	$-

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Diversified Real Estate Trust, Inc. (the “Company”) for the year ended December 31, 2009, which are included in the Company’s 2009 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

(1)  Organization

Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was formed on June 30, 2008 (inception) to acquire and develop a diversified portfolio of commercial real estate investments located in the United States and Canada.  The Company has entered into a Business Management Agreement (the “Agreement”) with Inland Diversified Business Manager & Advisor, Inc. (the “Business Manager”), to be the Business Manager to the Company.  The Business Manager is a related party to our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”). In addition, Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group, Inc. (collectively, the “Real Estate Managers”), serve as the Company’s real estate managers. The Company is authorized to sell up to 500,000,000 shares of common stock (“Shares”) at $10.00 each in an initial public offering (the “Offering”) which commenced on August 24, 2009 and up to 50,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).

The Company provides the following programs to facilitate investment in the Company’s shares and limited liquidity for stockholders.

The Company allows stockholders who purchase shares in the Offering to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance, and are made at a price of $9.50 per share.

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

At September 30, 2010, the Company owned 12 retail properties and 1 office property totaling 1,688,424 square feet with a weighted average physical and financial occupancy of 96%.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

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

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and entities in which the Company has a controlling financial interest.  Interests of third parties in these consolidated entities are reflected as noncontrolling interests in the accompanying consolidated financial statements.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs).  All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash and Escrows

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors in the amounts of $103,758 and $79,404 as of September 30, 2010 and December 31, 2009, respectively, relating to shares of the Company to be purchased by such investors.  Restricted escrows of $3,041,095 primarily consist of cash held in escrow based on lender agreements to be held as collateral or used for the payment of insurance, real estate taxes, tenant improvements, and leasing commissions.

During the third quarter 2010, certain restricted escrows totaling $1,804,681 relating to two mortgage loans secured in the second quarter 2010 had been incorrectly classified in the consolidated statement of cash flows for the six months ended June 30, 2010. The Company believes such amounts, which were classified as restricted escrows in cash flows used in operating activities, should have been classified as restricted escrows in cash flows used in investing activities. This correction in classification has been reflected in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2010 and had no impact on the consolidated balance sheets or consolidated statements of operations.

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors.  In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

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

Acquisition of Real Estate Properties and Real Estate Businesses

Upon acquisition, the Company determines the total purchase price of each property, which includes the estimated contingent consideration to be paid or received in future periods (note 3). The Company allocates the total purchase price of properties and businesses based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as discount rates, capitalization rates, income and expense growth rates and current markets rents and allowances, from a third party appraisal.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals.  Amortization pertaining to the above market lease value of $262,907 and $337,246 was recorded as a reduction to rental income for the three and nine months ended September 30, 2010, respectively.  Amortization pertaining to the below market lease value of $93,950 and $136,450 was recorded as an increase to rental income for the three and nine months ended September 30, 2010, respectively.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $560,717 and $823,723 for the three and nine months ended September 30, 2010, respectively.  The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of September 30, 2010, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2010 and December 31, 2009.

	Balance as of September 30, 2010	Balance as of December 31, 2009
Intangible assets:
Acquired in-place lease value	$42,669,181	$2,000,000
Acquired above market lease value	10,570,737	54,140
Accumulated amortization	(1,173,328)	(12,360)

Acquired lease intangibles, net	$52,066,590	$2,041,780

Intangible liabilities:
Acquired below market lease value	$7,338,419	$511,688
Accumulated amortization	(138,993)	(2,543)

Acquired below market lease intangibles, net	$7,199,426	$509,145

The weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 17, 14, and 32 years, respectively.

Estimated amortization expense of the respective intangible lease assets as of September 30, 2010 for each of the five succeeding years is as follows:

	In-place leases	Above market leases	Below market leases
2010 (remainder of year)	$754,449	$273,682	$92,269
2011	3,008,660	1,079,912	365,423
2012	3,008,660	984,775	356,228
2013	3,008,660	855,459	304,945
2014	3,008,660	690,447	301,510
Thereafter	29,044,465	6,348,761	5,779,051
Total	$41,833,554	$10,233,036	$7,199,426

Impairment of Investment Properties

The Company assesses the carrying values of its respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, where considered necessary (Level 3 inputs). If the Company’s analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

The Company estimates the future undiscounted cash flows based on management’s intent as follows: (i) for real estate properties that the Company intends to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

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

During the nine months ended September 30, 2010, the Company incurred no impairment charges.

Partially-Owned Entities

We consolidate the operations of a joint venture if we determine that we are either the primary beneficiary of a variable interest entity (“VIE”) or have substantial influence and control of the entity.  The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity.  When we consolidate an entity, the assets, liabilities and results of operations of a variable interest entity will be included in our consolidated financial statements.

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations would be reflected as equity in earnings (loss) on unconsolidated joint ventures on our consolidated statements of operations.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) clarified previously issued guidance and issued new requirements related to fair value measurements and disclosures. The clarification includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between levels in the fair value hierarchy, as well as the individual components in the reconciliation of the lowest level (Level 3) in the fair value hierarchy. This change in guidance was effective beginning January 1, 2010, except for the provision concerning the reconciliation of activity of the Level 3 fair value measurement, which will become effective on January 1, 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements or disclosures.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

(3)  Acquisitions

Date Acquired	Property Name	Location	Property Segment	Square Footage	Approximate Purchase Price

1st Quarter
2/18/2010	Pleasant Hill Commons	Kissimmee, FL	Retail	70,642	$12,375,000

2nd Quarter
5/14/2010	Regal Court	Shreveport, LA	Retail	363,174	43,453,000
5/27/2010	Draper Crossing	Draper, UT	Retail	166,895	23,464,000
6/10/2010	Tradition Village Center	Port St. Lucie, FL	Retail	112,421	19,827,000
6/10/2010	The Landing at Tradition	Port St. Lucie, FL	Retail	359,775	53,878,000

3rd Quarter
7/1/2010	Temple Terrace (a)	Temple Terrace, FL	Retail	54,226	412,000
7/2/2010	Kohl's at Calvine Pointe	Elk Grove, FL	Retail	89,887	21,480,000
7/15/2010	Lake City Commons	Lake City, FL	Retail	66,510	10,557,000
7/30/2010	Publix Shopping Center	St. Cloud, FL	Retail	78,820	9,363,000
8/25/2010	Kohl's Bend River Promenade	Bend, OR	Retail	69,000	17,000,000
8/31/2010	Whispering Ridge	Omaha, NE	Retail	69,676	10,150,000
9/30/2010	Siemens’ Building	Buffalo Grove, IL	Office	105,106	20,500,000

		Total		1,606,132	$242,459,000

(a)

On July 1, 2010, the Company, through a wholly owned subsidiary formed for this purpose, entered into a joint venture agreement with an affiliate of The Vlass Group, LLC (“Vlass”), a real estate developer specializing in high density vertical mixed-use developments in urban settings. The purpose of the joint venture (“Temple Terrace”) is to acquire and redevelop a retail center. The center is part of a multi-phase real estate development project located in Temple Terrace, Florida. The property is currently 54,226 square feet which is 100% occupied.  The remaining approximately 40,774 square feet which is being redeveloped will be leased during the redevelopment process or after it is completed.  The Company and Vlass have 49% and 51% ownership interests, respectively, in the venture.  The Company funded an initial contribution of $412,480 to purchase its 49% interest and Vlass contributed the property to the venture.

During the nine months ended September 30, 2010, the Company acquired through its wholly owned subsidiaries, the 12 properties listed above for an aggregate purchase price of $242,459,000.  The Company financed these acquisitions with net proceeds from the Offering and through the borrowing of $128,595,000, secured by first mortgages on the properties, and the assumption of mortgage loans totaling a face amount of $21,981,341 and a fair value of $22,261,664.

During the three and nine month periods ended September 30, 2010, the Company incurred $651,744 and $1,573,555, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition costs in the consolidated statement of operations and relate to both closed and potential transactions.  These acquisition, dead deal and transaction related costs include third-party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates.  The Company does not pay acquisition fees to its business manager or its affiliates.

For properties acquired in the three months ended September 30, 2010 and nine months ended September 30, 2010, the Company recorded revenue of $1,233,519 and $7,866,740, respectively and property net income of $422,988 and $1,351,094, respectively, not including related expensed acquisition costs.

The following condensed pro forma consolidated financial statements for the nine months ended September 30, 2010 include pro forma adjustments related to Pleasant Hill Commons, Regal Court, Draper Crossing, Tradition Village Center, The Landing at Tradition, Temple Terrace, Kohl’s at Calvine Pointe, Lake City Commons, Publix Shopping

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

Center, Kohl’s Bend River Promenade, Whispering Ridge and Siemens’ Building only, as Merrimack Village Center operations are included in the historical results for this period.

The condensed pro forma consolidated financial statements for the nine months ended September 30, 2009 include pro forma adjustments related to Merrimack Village Center, Pleasant Hill Commons, Regal Court, Draper Crossing, Tradition Village Center, and The Landing at Tradition , Temple Terrace, Kohl’s at Calvine Pointe, Lake City Commons, Publix Shopping Center, Kohl’s Bend River Promenade, Whispering Ridge and Siemens’ Building as the operations for all 13 properties are not included in the historical results for this period.

On a pro forma basis, the Company assumes all acquisitions had been consummated as of January 1, 2010 and January 1, 2009, respectively and the common shares outstanding as of the September 30, 2010 were outstanding as of January 1, 2010 and January 1, 2009, respectively.  The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 2010 for the pro forma three and nine months ended September 30, 2010 and January 1, 2009 for the pro forma three and nine months ended September 30, 2009, nor does it purport to represent the results of operations for future periods.

	For the three months ended September 30, 2010

	Historical	Pro Forma Adjustments	As Adjusted

Total income	$6,247,923	857,093	7,105,016

Net income (loss) attributable to common stockholders	$(13,359)	1,418	(11,941)

Net income (loss) attributable to common stockholders per common share, basic and diluted	$(0.00)		(0.00)

Weighted average number of common shares outstanding, basic and diluted	16,634,721	19,450,808

	For the nine months ended September 30, 2010

	Historical	Pro Forma Adjustments	As Adjusted

Total income	$9,040,294	12,087,963	21,128,257

Net income (loss) attributable to common stockholders	$(1,137,054)	1,473,054	336,000

Net income (loss) attributable to common stockholders per common share, basic and diluted	$(0.11)		0.02

Weighted average number of common shares outstanding, basic and diluted	10,521,564	19,450,808

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

	For the three months ended September 30, 2009

	Historical	Pro Forma Adjustments	As Adjusted

Total income	$-	7,075,659	7,075,659

Net (loss) income attributable to common stockholders	$(44,347)	905,579	861,232

Net income (loss) attributable to common stockholders per common share, basic and diluted	$(1.55)		0.04

Weighted average number of common shares outstanding, basic and diluted	28,604	19,450,808

For the nine months ended September 30, 2009

	Historical	Pro Forma Adjustments	As Adjusted

Total income	$-	21,226,975	21,226,975

Net income (loss) attributable to common stockholders	$(103,287)	2,833,331	2,730,044

Net income (loss) attributable to common stockholders per common share, basic and diluted	$(4.51)		0.14

Weighted average number of common shares outstanding, basic and diluted	22,900	19,450,808

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

(4)  Operating Leases

Minimum lease payments to be received under operating leases as of September 30, 2010 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2010 (remainder of year)	$5,800,006
2011	22,803,274
2012	22,001,009
2013	20,165,576
2014	18,148,092
Thereafter	137,894,354
Total	$226,812,311

The remaining lease terms range from one year to 20 years.  Substantially all of the revenue from the Company's properties consists of rents received under long-term operating leases.  Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease.  Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

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

Joint Venture	Description	Ownership %	Investment at September 30, 2010	Investment at December 31, 2009

Oak Property & Casualty LLC	Insurance Captive	25%	$186,136	$187,500

			$186,136	$187,500

The Company entered into a contribution agreement to pay $187,500 in twelve equal installments in exchange for a twenty-five percent membership interest in the Insurance Captive.  At September 30, 2010 and December 31, 2009, $0 and $109,375 of this obligation remained unpaid, respectively, and is included in accounts payable and accrued expenses in the accompanying December 31, 2009 consolidated balance sheet.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture.  For the three and nine month periods ended September 30, 2010, the Company had no premium contribution and was allocated a loss of $1,364 from the venture related to specific insurance claims.

(6)  Investment in Marketable Securities

Investment in marketable securities of $3,972,663 and $0 at September 30, 2010 and December 31, 2009, respectively, consists of primarily preferred and common stock investments in other publicly traded REITs, and commercial mortgage backed securities which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. For the investment securities held as of September 30, 2010, the Company had net unrealized gains of $82,257, which have been recorded as net other comprehensive income in the accompanying consolidated statements of operations and other comprehensive income.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary, which includes determining whether (1) the Company  intends to sell the debt security, and (2) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery.

Marketable securities are valued based on combination of Level 1 and Level 2 inputs (note 2) such as quoted prices from national stock exchanges and quoted prices from third party brokers for similar assets.

Dividend income is recognized when earned. During the three and nine months ended September 30, 2010, dividend income of $10,177 was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

(7)  Fair Value of Financial Instruments

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs (note 2).  The carrying value of the Company’s mortgage debt was $136,691,516 and its estimated fair value was $135,724,605 as of September 30, 2010.

The Company’s other financial instruments include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties.  At September 30, 2010 and December 31, 2009, the carrying values of cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties approximates their estimated fair values due to the short maturity of these instruments.

(8)  Transactions with Related Parties

On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1,000, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

The Company has an investment in an insurance captive entity with its related parties.  The entity is included in the Company’s disclosure of Unconsolidated Joint Venture (Note 5) and is included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

As of September 30, 2010 and December 31, 2009, the Company owed a total of $3,327,233 and $2,460,161, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets.  These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2010 and 2009.

		For the three months ended		For the nine months ended		Unpaid amounts as of
		September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	December 31, 2009

General and administrative:
General and administrative reimbursement	(a)	$142,630	$ 5,921	$439,630	$ 5,960	$650,302	$ 10,879
Loan servicing	(b)	6,632	-	6,632	-	-	-
Affiliate share purchase discounts	(c)	3,222	-	71,975	-	-	-
Investment advisor fee	(d)	22,166	-	22,166	-	22,166	-
Total general and administrative to related parties		$174,650	$ 5,921	$540,403	$ 5,960	$672,468	$ 10,879

Offering costs	(e)(f)	$5,953,715	$432,740	$15,873,702	$552,220	$172,216	$208,773
Organization costs	(e)(f)	-	(16,236)	-	25,553	-	10,000
Acquisition related costs	(g)	186,831	2,479	500,907	2,479	258,749	1,897
Real estate management fees	(h)	262,287	-	390,538	-	-	-
Business management fee	(i)	-	-	-	-	-	-
Loan placement fees	(j)	42,149	-	116,601	-	-	-
Cost reimbursements	(k)	56,250	-	56,250	-	-	-
Sponsor non-interest bearing advances	(l)	-	-	-	-	2,223,800	2,228,612
Sponsor contributions to pay distributions	(m)	1,131,701	-	2,889,277	-	-	-

(a)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.  A total of $650,302 and $10,879 remained unpaid as of September 30, 2010 and December 31, 2009, respectively, and are included in due to related parties on the accompanying consolidated balance sheets.

(b)

A related party of the Business Manager provides loan servicing to the Company for an annual fee equal to .03% of the first $1 billion of serviced loans and .01% for serviced loans over $1 billion.  These loan servicing fees are paid monthly in arrears and are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.

(c)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share.  The Company sold 3,222 and 71,975 shares to related parties and recognized an expense related to these discounts of $3,222 and $71,975 for the three and nine month periods ended September 30, 2010.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

(d)

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.  Fees of $22,166 remain unpaid as of September 30, 2010 and are included due to related parties in the accompanying consolidated balance sheets.

(e)

A related party of the Business Manager receives selling commissions equal to 7.5% of the sale price for each share sold and a marketing contribution equal to 2.5% of the gross offering proceeds from shares sold, the majority of which are reallowed to third party soliciting dealers.  The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds (which may, in the Company’s sole discretion, be paid or reimbursed from the marketing contribution or from issuer costs).  In addition, our Sponsor, its affiliates and third parties are reimbursed for any issuer costs that they pay on our behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed as a marketing contribution, in an amount not to exceed 5% of the gross offering proceeds.  The Company will not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan.  Such costs are offset against the stockholders' equity accounts. A total of $172,216 and $208,773 of offering costs were unpaid as of September 30, 2010 and December 31, 2009, respectively, and are included in due to related parties in the accompanying consolidated balance sheets.

(f)

As of September 30, 2010, the Company had incurred $23,704,690 of offering costs, of which $19,226,842 was paid or accrued to related parties.  Pursuant to the terms of the Offering, the Business Manager has agreed to reimburse the Company all public offering and organizational expenses (excluding selling commissions and the marketing contribution) in excess of 5% of the gross proceeds of the Offering or all organization and offering expenses (including selling commissions and the marketing contribution) which together exceed 15% of gross offering proceeds.  As of September 30, 2010, offering costs did not exceed the 5% and 15% limitations.  The Company anticipates that these costs will not exceed these limitations upon completion of the Offering.  Any excess amounts at the completion of the Offering will be reimbursed by the Business Manager.

(g)

The Business Manager and its related parties are reimbursed for acquisition, dead deal and transaction related costs of the Business Manager and its related parties relating to the Company's acquisition of real estate assets.  These costs relate to both closed and potential transactions and include customary due diligence costs including time and travel expense reimbursements.  The Company does not pay acquisition fees to its Business Manager or its affiliates.  Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and other comprehensive income.  A total of $258,749 and $1,897 remained unpaid as of September 30, 2010 and December 31, 2009, respectively, and are included in due to related parties on the accompanying consolidated balance sheets.

(h)

The real estate managers, entities owned principally by individuals who are related parties of the Business Manager, receive monthly real estate management fees up to 4.5% of gross operating income (as defined), for management and leasing services.  Such costs are included in property operating expenses in the accompanying consolidated statements of operations and other comprehensive income.  No amounts remained unpaid as of September 30, 2010.

(i)

Subject to satisfying the criteria described below, the Company pays the Business Manager a quarterly business management fee equal to a percentage of the Company’s “average invested assets” (as defined in the Offering prospectus), calculated as follows:

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

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

(5)

Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid.  If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time.  This obligation to pay the accrued fee terminates if the Company acquires the Business Manager.  For the three and nine month periods ended September 30, 2010, the Business Manager was entitled to a business management fee in the amount equal to $429,606 and $634,285, respectively, but permanently waived the entire amount of this fee.

Separate and distinct from any business management fee, the Company will also reimburse the Business Manager or any related party for all expenses that it, or any related party including the Sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties in performing services for the Company except that we will not reimburse either our Business Manager or Real Estate Managers for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Managers; provided that, for these purposes, the secretaries of our company and the Business Manager will not be considered “executive officers.”  These costs were recorded in general and administrative expenses in the consolidated statements of operations and other comprehensive income.  The Company expects to pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the three and nine month periods ended September 30, 2010.

(j)

The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan it places for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

(k)

The Company reimburses a related party of the Business Manager for costs incurred for construction oversight provided to the Company relating to its joint venture redevelopment project.   These reimbursements are paid monthly during the development period.  These costs are capitalized and are included in construction in progress on the accompanying consolidated balance sheet.

(l)

As of September 30, 2010 and December 31, 2009, the Company owed $2,223,800 and $2,228,612, respectively, to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of our Offering. These amounts are included in due to related parties on the accompanying consolidated balance sheets.

(m)

For the three and nine months ended September 30, 2010, the Sponsor contributed $1,131,701 and $2,889,277, respectively, to the Company to pay distributions to its stockholders.  Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions.  In addition, the Company has not used any of the Sponsor’s initial $200,000 contribution to fund distributions.  There is no assurance that our Sponsor will continue to contribute monies to fund future distributions.   The Company intends to continue paying distributions for future periods in the amounts and at times as determined by our board.  The amount and timing of distributions may vary. The Company may pay distributions from the proceeds generated by borrowings.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

As of September 30, 2010, the Company had deposited cash of $15,616,294 in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

 (9)  Mortgages Payable

Maturity Date	Property Name	Stated Interest Rate	Principal Balance at September 30, 2010 (a)	Notes

6/01/2015	The Landing at Tradition	4.25%	$35,375,000	(b)
6/01/2015	Regal Court	5.30%	23,900,000	(c)
12/01/2011	Draper Crossing	7.33%	14,624,298	(d)
6/01/2015	Tradition Village Center	4.25%	12,125,000	(b)
9/01/2020	Kohl's at Calvine Pointe	5.70%	10,500,000	(e)
10/01/2020	Siemens’ Building	5.06%	10,250,000
5/10/2014	Publix Shopping Center	5.90%	7,254,190
6/01/2017	Pleasant Hill Commons	6.00%	6,800,000
3/01/2015	Merrimack Village Center	6.50%	5,445,000
9/01/2020	Lake City Crossing	5.70%	5,200,000	(e)
9/01/2020	Whispering Ridge	5.70%	5,000,000	(e)

			$136,473,488

(a)

Principal balance does not include mortgage premium, net of $218,028.

(b)

Each loan bears interest at a fixed rate equal to 4.25% until May 31, 2013, 4.50% from June 1, 2013 until May 31, 2014 and 5.00% from June 1, 2014 until June 1, 2015, the maturity date.  Interest expense if recognized using the effective interest method based on an effective interest rate of approximately 4.44%.  The Company has provided a partial guarantee on these loans making it recourse for 50% of the unpaid principal and 100% of unpaid interest.

(c)

On September 1, 2010, a principal payment was made pursuant to the loan terms to reduce the interest rate from 5.80% to 5.30%.

(d)

Mortgage payable was assumed from the seller at the time of closing.  The Company has the right to extend the loan until December 1, 2031 at an interest rate of 9.33% or the applicable treasury rate plus 2%, whichever is greater.

(e)

Mortgage payable is secured by cross-collateralized first mortgages on these three properties.

Mortgage loans outstanding as of September 30, 2010 were $136,473,488 and had a weighted average stated interest rate of 5.31%. There were no mortgage loans outstanding as of December 31, 2009.  All of the Company’s mortgage loans are secured by the real estate assets.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of September 30, 2010, all of the mortgages were current in payments and the Company was in compliance with such covenants.

(10)  Income Taxes

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company had no uncertain tax positions as of September 30, 2010.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2010.  The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and nine month periods ended September 30, 2010 and 2009.   As of September 30, 2010, returns for the calendar years 2008 and 2009 remain subject to examination by U.S. and various state and local tax jurisdictions.

(11) Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears.  The distributions that the Company currently pays are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share.  During the three and nine months ending September 30, 2010, the Company declared cash distributions, totaling $2,468,855 and $4,721,753, respectively.

(12)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts.  As of September 30, 2010 and December 31, 2009, the Company did not have any dilutive common share equivalents outstanding.

(13)  Commitments and Contingencies

As of September 30, 2010, the Company had outstanding commitments to fund approximately $10,375,523 into the Temple Terrace joint venture.  The Company intends on funding these commitments with proceeds from the offering.

The acquisition of Draper Crossing includes an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to pay this contingent purchase price unless space which was vacant at the time of acquisition is later rented within the time limits set forth in the acquisition agreement.  The earnout payments are based on a predetermined formula applied to rental income received.  The earnout agreement has a limited obligation period of three years from the date of acquisition.  If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of the entire property.  Based on its best estimate, the Company has determined that the fair value of the earnout consideration payments is approximately $434,000. Such amount has been recorded as additional purchase price of the property and as a liability included in advance rent and other liabilities on the accompanying consolidated balance sheet as of September 30, 2010.

The Company has guaranteed certain amounts related to mortgage notes payable (Note 9).

 The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the consolidated financial statements of the Company.

(14)  Segment Reporting

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

The Company currently has two business segments comprised of retail and office commercial real estate.  Since the office property was acquired on September 30, 2010, the last day of the reporting period, the Company did not report any other segment disclosures for the three and nine month periods ended September 30, 2010 and 2009.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue.  As of September 30, 2010, Kohl’s Department Stores, Inc. and Publix Supermarkets, Inc. accounted for approximately 13% and 8% of annualized consolidated rental revenue.  Annualized rental revenue is the monthly contractual base rent as of September 30, 2010 multiplied by twelve months.  The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

(15)  Subsequent Events

The Company has evaluated events and transactions that have occurred subsequent to September 30, 2010 for potential recognition and disclosure in these consolidated financial statements.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2010 through the close of business on December 31, 2010.  Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share.  Distributions were and will continue to be paid monthly in arrears, as follows:

•

In October 2010, total distributions declared for the month of September 2010 were paid in the amount equal to $910,679, of which $327,091 was paid in cash and $583,588 was reinvested through the Company’s DRP, resulting in the issuance of an additional 61,430 shares of common stock.

•

In November 2010, total distributions declared for the month of October 2010 were paid in the amount equal to $1,049,433, of which $383,939 was paid in cash and $665,494 was reinvested through the Company’s DRP, resulting in the issuance of an additional 70,052 shares of common stock.

We did not use any of the net proceeds from our Offering to fund these distributions.  The monies needed to pay distributions for September and October were partially funded from monies provided by our Sponsor.  For U.S. GAAP purposes, these monies have been treated as capital contributions from our Sponsor although our Sponsor has not received, and will not receive, any additional shares of our common stock for making these contributions.

On October 1, 2010, our wholly owned subsidiary acquired a fee simple interest in a 300-unit apartment complex, known as The Crossings at Hillcroft, and located in Houston, Texas, for a purchase price equal to approximately $20.7 million. We entered into a loan secured by the property, in an aggregate principal amount equal to approximately $11.4 million.  The loan bears interest at a fixed rate equal to 3.88% and matures on October 1, 2017.

On November 1, 2010, we entered into a credit agreement (“Credit Agreement”), under which we may borrow, on an unsecured basis, up to $25,000,000. We have the right, provided that no default has occurred and is continuing, to increase the facility amount up to $150,000,000 with approval from the lender.  The entire unpaid principal balance of all borrowings under the credit facility and all accrued and unpaid interest thereon will be due and payable in full on October 31, 2012, which date may be extended to October 31, 2013 subject to satisfaction of certain conditions, including the payment of an extension fee. We have the right to terminate the facility at any time, upon one day’s notice and the repayment of all of its obligations there under.  We may borrow at rates equal to (1) the sum of (a) LIBOR, with a floor of 1.00% per annum, divided by an amount equal to one minus the then-current reserve requirement, plus (b) 3.50% per annum (referred to herein as a “LIBOR advance”) or (2) the Base Rate (as defined herein), plus a margin equal to 2.50% per annum (referred to herein as a “Base Rate advance”).  As used herein, “Base Rate” means, for any day, the highest of: (i) the prime rate for that day; (ii) 2.00% per annum; (iii) the sum of the Federal Funds Effective Rate for that day plus 0.50% per annum; and (iv) the sum of LIBOR plus 1.00% per annum.  We generally will be required to make interest-only payments, except that we may be required to make partial principal payments if we are unable to comply with certain debt covenants set forth in the Credit Agreement.  We also

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

may, from time to time, prepay all or part of any Base Rate advance without penalty or premium, and may prepay any LIBOR advance subject to indemnifying each lender for any loss or cost incurred by it resulting therefrom.  The Credit Agreement requires compliance with certain covenants.  Our performance of the obligations under the Credit Agreement, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our material subsidiaries owning unencumbered properties.  As of November 10, 2010, we had drawn a total of $10 million under the Credit Agreement.

On November 2, 2010, our wholly owned subsidiary acquired a fee simple interest in a 94,811 square foot retail property known as Bell Oaks Shopping Center located in Newburgh, Indiana, for a purchase price equal to approximately $13,095,000.

On November 5, 2010, two wholly owned subsidiaries acquired fee simple interests in two adjacent retail centers, a 272,358 square foot center known as Colonial Square Town Center and a 78,835 square foot center known as Shops at Village Walk, located in Fort Myers, Florida, together referred to as the “Benderson Retail Portfolio.” We purchased these properties for approximately $38.4 million.  However, spaces totaling 85,041 square feet at Colonial Square Town Center and spaces totaling 11,711 square feet at Shops at Village Walk are subject to earnout closings aggregating $9.2 million and $2.4 million, respectively.  We will not be required to pay the earnouts on these spaces unless the spaces are leased, or the tenants are paying full rent, as the case may be, pursuant to the parameters set forth in the purchase agreement within thirty-six months of closing.

On November 5, 2010, we, through our wholly owned subsidiary, entered into a loan in an aggregate principal amount equal to approximately $9.4 million.  The loan is secured by a first mortgage on Kohl’s Bend River Promenade, located in Bend, Oregon, which we acquired in August 2010.  The loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% per annum, equal to 3.00% per annum as of November 5, 2010, and matures on November 5, 2015.

As of November 10, 2010, the Company has raised total equity, net of commissions, marketing contribution, and due diligence expense reimbursements, of approximately $205.4 million and has issued approximately 22.8 million shares of common stock.

The following condensed consolidated pro forma financial information is presented as if the acquisition of The Crossings at Hillcroft had been consummated as of January 1, 2010 for the pro forma period three and nine months ended September 30, 2010 and January 1, 2009 for the pro forma period three and nine months ended September 30, 2009 and the common shares outstanding as of the September 30, 2010 were outstanding as of January 1, 2010 and January 1, 2009, respectively.  The pro forma financial information below includes the pro forma information of acquisitions completed as of September 30, 2010 as presented in Note 3 to the consolidated financial statements.  The pro forma financial information below does not include the pro forma information for Bell Oaks or the Kohl’s Bend River Promenade financing, as they are not considered material transactions.  Due to the timing of the acquisition, the pro forma financial information below does not include the pro forma information for the Benderson Retail Portfolio, as the information was not available at the time of this filing.  The following condensed pro forma consolidated financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of January 1, 2010 for the pro forma period three and nine months ended September 30, 2010 and January 1, 2009 for the pro forma period three and nine months ended September 30, 2009, nor does it purport to represent the results of operations for future periods.  Depreciation and amortization pro forma adjustments are based on preliminary purchase price allocations and are subject to change.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

	For the three months ended September 30, 2010

	As Adjusted from Note 3	Pro Forma Adjustments	As Adjusted

Total income	$7,105,016	763,231	7,868,247

Net income (loss) attributable to common stockholders	$(11,941)	171,797	159,856

Net income (loss) attributable to common stockholders per common share, basic and diluted	$(0.00)		0.01

Weighted average number of common shares outstanding, basic and diluted	19,450,808	19,450,808

	For the nine months ended September 30, 2010

	As Adjusted from Note 3	Pro Forma Adjustments	As Adjusted

Total income	$21,128,257	2,289,693	23,417,950

Net income attributable to common stockholders	$336,000	519,065	855,065

Net income (loss) attributable to common stockholders per common share, basic and diluted	$0.02		0.04

Weighted average number of common shares outstanding, basic and diluted	19,450,808	19,450,808

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

	For the three months ended September 30, 2009

	As Adjusted from Note 3	Pro Forma Adjustments	As Adjusted

Total income	$7,075,659	754,667	7,830,326

Net income (loss) attributable to common stockholders	$861,232	(401,214)	460,018

Net income (loss) attributable to common stockholders per common share, basic and diluted	$0.04		0.02

Weighted average number of common shares outstanding, basic and diluted	19,450,808	19,450,808

	For the nine months ended September 30, 2009

	As Adjusted from Note 3	Pro Forma Adjustments	As Adjusted

Total income	$21,226,975	2,263,999	23,490,974

Net income (loss) attributable to common stockholders	$2,730,044	(1,199,972)	1,530,072

Net income (loss) attributable to common stockholders per common share, basic and diluted	$0.14		0.08

Weighted average number of common shares outstanding, basic and diluted	19,450,808	19,450,808

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

•

employees of our business manager, two of our directors, and two of our officers are also employed by our sponsor or its affiliates and face competing demands for their time and service and may have conflicts in allocating their time to our business and assets;

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

The following discussion and analysis relates to the three and nine months ended September 30, 2010, the three and nine months ended September 30, 2009 and as of September 30, 2010 and December 31, 2009.  You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are a Maryland corporation sponsored by Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” and formed to acquire and develop commercial real estate located in the United States and Canada.  We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt.  We may originate or invest in real estate-related loans made to third parties or to related parties of, or entities sponsored by, IREIC.  Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders.  At September 30, 2010, we owned 12 retail properties and 1 office property totaling 1,688,424 square feet with a weighted average physical and financial occupancy of 96%.

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

Liquidity and Capital Resources

Our principal demands for funds are to acquire real estate assets, to repay our outstanding debt, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund  repurchases of previously issued common stock and to pay distributions to our stockholders.  We will generally seek to fund our cash needs for items other than asset acquisitions from operations.  Our cash needs for acquisitions have been and will continue to be funded primarily from the sale of our shares, including those offered for sale through our distribution reinvestment plan, as well as financing that is obtained concurrent with an acquisition or in the future.  Our business manager, Inland Diversified Business Manager & Advisor, Inc. referred to herein as our “Business Manager,” its acquisition group, Inland Diversified Real Estate Acquisitions, Inc., and Inland Real Estate Acquisitions, evaluate all of our potential acquisitions and negotiate with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to temporarily invest proceeds from the Offering in investments that could yield lower returns than those earned on real estate assets.  These lower returns may affect our ability to make or fund distributions to our stockholders.

Potential future sources of liquidity include proceeds from secured or unsecured financings from banks or other lenders, proceeds from lines of credit from banks or other lenders, and undistributed cash flow from operations.

As of September 30, 2010, the Offering had generated proceeds, net of issuer costs and commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are reallowed to third party soliciting dealers, totaling $169,682,511.

Our current liquidity needs have primarily been to purchase investment properties and to pay distributions, general and administrative expenses and offering costs.  The Company funded the purchase of its investment properties through a combination of proceeds from the Offering and financing secured by the properties.  A majority of our distributions have been funded from monies provided by our Sponsor.  For U.S. GAAP purposes, these monies have been treated as capital contributions from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares for our common stock for making any of these contributions.  The remaining portion of our distributions was funded from cash flows from operations.

Until we generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions, some or all of our distributions may be paid from the proceeds generated by borrowings, including borrowings secured by our assets, resulting in us having less money available to invest in properties or other real estate assets. We also may fund distributions from cash flow generated from investing activities, including the net proceeds from the sale of our assets. In addition, we may fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fee, or waives its right to be reimbursed for certain expenses.  A deferral, accrual or waiver of any fee or reimbursement owed to our Business Manager will have the effect of increasing cash flow from operations for the relevant period because we will not have to use cash to pay any fee or reimbursement which was deferred, accrued or waived during the relevant period.  We would, however, use cash at some point in the future to pay any fee or reimbursement that was deferred or accrued.  There is no assurance that these other sources will be available to fund distributions.

As of September 30, 2010 and December 31, 2009, the Company owed $3,327,233 and $2,460,161, respectively, to our Sponsor and its affiliates related to advances from these parties used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets.  These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

Cash Flow Analysis

Net cash provided by (used in) operating activities was $1,742,781 and ($305,405) for the nine months ended September 30, 2010 and 2009, respectively.  These funds were generated primarily from property operations from our real estate portfolio and interest and dividends earned on our marketable securities and bank accounts.  During the third quarter 2010, certain restricted escrows totaling $1,804,681 relating to two mortgage loans secured in the second quarter 2010 had been incorrectly classified in the consolidated statement of cash flows for the six months ended June 30, 2010. The Company believes such amounts, which were classified as restricted escrows in cash flows used in operating activities, should have been classified as restricted escrows in cash flows used in investing activities. This correction in classification has been reflected in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2010 and had no impact on the consolidated balance sheets or consolidated statements of operations. The increase from September 20, 2009 to September 30, 2010 is due to the growth of our real estate portfolio and related property operations in 2010.

During the nine months ended September 30, 2010, we used $217,727,698 in net cash flows for investing activities to purchase eleven retail properties and one office property, $3,890,406 to purchase marketable securities, and $2,191,687 to fund restricted escrows required by our lenders related to certain property financing.  Generally, these escrows are to be used for future capital expenditures, such as tenant improvements and leasing commissions, or as additional collateral for the loan.  Our lenders control the timing of the release of these escrows which may impact the availability of the funds for future use. We used $1,000 in net cash flows for investment activities to purchase an investment in an affiliate during the nine months ended September 30, 2009.  The increase from September 20, 2009 to September 30, 2010 is due to the growth of our real estate portfolio and acquisition activity in 2010.

The net cash flows provided by financing activities for the nine months ended September 30, 2010 and 2009 totaled $257,958,285 and $2,136,673, respectively.  Net cash flows from financing activities for the nine months ended September 30, 2010 consist primarily of $161,514,524 from the sale of our stock in our “best efforts” Offering, $2,540,265 from our DRP, and $128,595,000 from loan proceeds from borrowings secured by properties in our portfolio, net of $17,566,040 used to pay offering costs, $14,072,258 used to pay principal payments of mortgage debt, and $1,881,745 used to pay loan fee fees and deposits related to financing related to our closed and potential acquisitions.  Net cash flows provided by financing activities for the nine months ended September 30, 2009 consist primarily of $2,719,618 from the sale of our stock in our “best efforts” Offering and $1,192,693 of advances from related parties used to pay offering costs totaling $1,775,638.  The increase from September 20, 2009 to September 30,

2010 is mainly due to a full nine months of our Offering and securing borrowings related to our investment properties in 2010.

During the nine months ended September 30, 2010, we paid distributions in the amount of $3,927,453 which were mostly funded by the Company from monies provided by our Sponsor.  The remaining portion of our distributions was funded from cash flows from operations.  For U.S. GAAP purposes, the monies contributed by our Sponsor have been treated as capital contributions from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions.  Our Sponsor previously invested $200,000 at the time of our formation.  We did not use any of this initial $200,000 contribution to fund these distributions.  There is no assurance that our Sponsor will continue to contribute monies to fund future distributions if cash flows from operations or borrowings are not sufficient to cover them.  The amount and timing of distributions may vary and there is no assurance that we will continue to pay distributions at the existing rate, if at all.

A summary of the distributions declared, distributions paid and cash flows used in operations for the nine months ended September 30, 2010 and 2009 follows:

			Distributions Paid
Nine months Ended September 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Contributions by IREIC
2010	4,721,753.45		1,387,188	2,540,265	3,927,453	1,742,781	2,889,277
2009 (2)	-	-	-	-	-	(305,405)	-

(1) Assumes a share was issued and outstanding each day during the quarter.
(2) Fourth quarter 2009 was the first quarter in which distributions were declared and paid.

Results of Operations

The following discussion is based primarily on our consolidated financial statements for the three and nine months ended September 30, 2010 and 2009.

For the three months ended September 30, 2010 and 2009, our net loss applicable to common shares was $13,359 and $44,347, respectively, and included the following components:

Gross revenue for the third quarter of 2010 totaled $6,247,923 which consisted of $4,889,284 in tenant rental income and $1,169,599 in property operating expense recoveries from tenants, and $189,040 in other property related income.  Property operating expenses and real estate taxes for the third quarter of 2010 totaled $1,847,699 and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. These results increased compared to third quarter 2009 due to the acquisition of investment properties during 2010.

General and administrative expenses during the third quarter of 2010 totaled $538,360 compared to $58,107 for the third quarter of 2009.  These costs primarily consisted of legal, audit and other professional fees, insurance, board of director fees, as well as certain salary, information technology and other administrative cost reimbursements paid to our Business Manager and affiliates.  These results increased compared to prior year due to the growth of operations of the Company.

Acquisition related costs during the third quarter of 2010 totaled $651,744 and consist of third-party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates.  Acquisition costs of $2,479 were incurred during the third quarter of 2009.  The increase compared to prior year relates to additional acquisition activity in 2010.

Organizational costs for the third quarter of 2009 reflected an overaccrual adjustment of $16,236relating to formation costs for the Company.  No organizational costs were incurred in the third quarter of 2010.

Depreciation and amortization expenses during the third quarter of 2010 totaled $1,651,117 and were a result of depreciation on our investment properties in the amount of $1,090,400 and amortization expense resulting from the amortization of acquired lease intangible assets totaling $560,717.  We incurred no depreciation and amortization expenses in the third quarter of 2009 as we owned no real estate properties as of September 30, 2009.

Interest and dividend income for the third quarter of 2010 totaled $109,401 compared to $3 in the third quarter of 2009.  This interest income was earned from the short term investment of our cash and interest and dividends earned from our marketable securities portfolio.  The increase in interest and dividend income is mainly due to an increase in average cash balances and the purchase of marketable securities in the third quarter of 2010.  There were no such purchases in 2009.

Interest expense for the third quarter of 2010 totaled $1,664,825 and was related to mortgage borrowings secured by the properties in our portfolio.  We incurred no interest expense in the third quarter of 2009 as we had no borrowings outstanding as of September 30, 2009.  As of September 30, 2010, our weighted average stated interest rate was 5.31% per annum.

Noncontrolling interest represents the interests of a third party in the Temple Terrace consolidated joint venture which was formed in the third quarter of 2010.

For the nine months ended September 30, 2010 and 2009, our net loss applicable to common shares was $1,137,054 and $103,287 respectively, and included the following components:

Gross revenue for the nine months ended September 30, 2010 totaled $9,040,294 which consisted of $7,052,054 in tenant rental income and $1,765,806 in property operating expense recoveries from tenants, and $222,434 in other property related income.  Property operating expenses and real estate taxes for the nine months ended September 30, 2010 totaled $2,669,148 and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. These results increased compared to the nine months ended September 30, 2009 due to the acquisition of investment properties in late 2009 and during 2010.

General and administrative expenses during the nine months ended September 30, 2010 totaled $1,390,203 compared to $71,885 for the nine months ended September 30, 2009.  These costs primarily consisted of legal, audit and other professional fees, insurance, board of director fees, as well as certain salary, information technology and other administrative cost reimbursements paid to our Business Manager and affiliates.  These results increased compared to nine months ended September 30, 2009 due to the growth of operations of the Company.

Acquisition costs during the nine months ended September 30, 2010 totaled $1,573,555 and consisted of third-party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates.  Acquisition costs of $2,479 were incurred during the nine months ended September 30, 2009.  The increase compared to prior year relates to additional acquisition activity in 2010.

Organizational costs for the nine months ended September 30, 2009 totaled $29,004 and related to formation costs for the Company.  No organizational costs were incurred in 2010.

Depreciation and amortization expenses for the nine months ended September 30, 2010 totaled $2,422,448 and consist of depreciation on our investment properties in the amount of $1,598,725 and amortization expense resulting from the amortization of acquired lease intangible assets totaling $823,723.  We incurred no depreciation and amortization expenses for the nine months ended September 30, 2009 as we owned no real estate properties as of September 30, 2009.

Interest and dividend income for the nine months ended September 30, 2010 totaled $224,332 compared to $81 for the nine months ended September 30, 2009. This interest and dividend income was earned from the short term investment of our cash and interest and dividends earned on our marketable securities portfolio.  The increase was mainly due to an increase in average cash balances and the purchase of marketable securities in the third quarter of 2010.  There were no such purchases in 2009.

Interest expense for the nine months ended September 30, 2010 totaled $2,329,388 and was related to mortgage borrowings secured by the properties in our portfolio.  We incurred no interest expense in the nine months ended September 30, 2009 as we had no borrowings outstanding as of September 30, 2009.  As of September 30, 2010, our weighted average stated interest rate was 5.31% per annum.

Noncontrolling interest represents the interests of a third party in the Temple Terrace consolidated joint venture which was formed in the third quarter of 2010.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and entities in which the Company has a controlling financial interest.  Interests of third parties in these consolidated entities are reflected as noncontrolling interests in the accompanying consolidated financial statements.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs).  All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors.  In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, this occurs on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.  If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.

If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset will be the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease.  In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  We consider a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.  The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.  Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decrease in the later years of a lease.  We periodically review the collectability of outstanding receivables.  Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenses are incurred.  We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

We recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and amounts due are considered collectible. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets.  As a lessor, we defer the recognition of contingent rental income, such as percentage rent, until the specified target that triggered the contingent rental income is achieved.

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

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.  Acquired in-place lease costs and other leasing costs are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.  The portion of the purchase price allocated to acquired in-place lease costs are amortized on a straight line basis over the life of the related lease.

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.

Fair Value Measurements

We estimate fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

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

Acquisition of Investment Properties

We are required to determine the total purchase price of each acquired investment property, which includes estimating any contingent consideration to be paid or received in future periods. We are required to allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms.  In addition, we are required to allocate a portion of the purchase price to the value of customer relationships, if any.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements.  The aggregate value of intangibles is measured based on the difference between the stated price and the property value calculation as if vacant.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values.  We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market lease costs, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The determination of the discount rate used in the present value calculation is based upon the “risk free rate.”  This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Investment Property

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, where considered necessary (Level 3 inputs). If our analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

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

In addition, we evaluate our equity method investments for impairment indicators.  The valuation analysis considers the investment positions in relation to the underlying business and activities of our investments.

Partially-Owned Entities

We consolidate the operations of a joint venture if we determine that we are either the primary beneficiary of a variable interest entity (VIE) or have substantial influence and control of the entity.  The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity.  When we consolidate an entity, the assets, liabilities and results of operations of a variable interest entity will be included in our consolidated financial statements.

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations would be reflected as equity in earnings (loss) on unconsolidated joint ventures on our consolidated statements of operations.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Contractual Obligations

We borrowed or assumed, net of principal payments made during the period, approximately $136,473,488 secured by mortgages on eleven of our properties during the nine months ended September 30, 2010.  We had no borrowings for the nine months ended September 30, 2009.

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of September 30, 2010.

Payments due by period

	Total	Remainder of 2010	2011/ 2012	2013/ 2014	2015 and Thereafter

Principal payments on long-term debt Interest payments on long-term debt Total	$136,473,488 39,067,902 $175,541,390	$5,097,782 1,610,752 $6,708,534	$16,896,312 12,981,368 $29,877,680	$ 7,052,843 11,855,771 $18,908,614	$107,426,551 12,620,011 $120,046,562

The long-term debt obligations excludes mortgage premiums associated with debt assumed at acquisition of which a premium of $218,028, net of accumulated amortization, is outstanding as of September 30, 2010.

As of September 30, 2010, we had outstanding commitments to fund approximately $10,375,523 into the Temple Terrace joint venture for a redevelopment project.  We intend to fund these outstanding commitments with proceeds from our Offering.

The Company has provided a partial guarantee on two loans making it recourse for 50% of the unpaid principal and 100% of unpaid interest.  As of September 30, 2010, the outstanding principal balance on these two loans totaled $47,500,000.

From time to time we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of September 30, 2010, we would be obligated to pay as much as $434,000 in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.

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

	As of September 30, 2010	As of December 31, 2009

Total assets	$324,150,097	26,439,298

Mortgages payable	$136,691,516	-

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009

Total income	$9,040,294	-

Total interest and dividend income	$224,332	81

Net loss attributable to common stockholders	$(1,137,054)	(103,287)

Net loss attributable to common stockholders per common share, basic and diluted (a)	$(0.11)	(4.51)
Distributions declared to common stockholders	$4,721,753	-

Distributions per weighted average common share (a)	$.45	-

Funds From Operations (a)(b)	$1,278,769	(103,287)

Cash flows provided by (used in) operating activities	$1,742,781	(305,405)

Cash flows used in investing activities	$(224,115,411)	(1,000)

Cash flows provided by financing activities	$257,958,285	2,136,673

Weighted average number of common shares outstanding, basic and diluted	10,521,564	22,900

(a)

The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2010 and 2009, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2010 and 2009.  See Footnote (b) below for information regarding our calculation of FFO.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations and other measures determined under U.S. generally accepted accounting principles or U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations also as determined under U.S. GAAP. One non-U.S. GAAP measure that we consider due to the certain unique operating characteristics of real estate companies is known as "Funds from Operations, or "FFO".  The National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, promulgates this measure which it believes more accurately reflects the operating performance of a REIT such as us.   As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.  Management uses the calculation of FFO for several reasons.  We use FFO to compare our performance to that of other REITs.  Additionally, we compute FFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives.  FFO is calculated as follows:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net loss attributable to common stockholders	$(1,137,054)	(103,287)
Add: Depreciation and amortization
related to investment properties	2,422,448	-
Less: Noncontrolling interest’s share of depreciation
and amortization related to investment properties	(6,625)	-

Funds from operations	$1,278,769	(103,287)

Funds from operations attributable to common stockholders per common share, basic and diluted	$0.12	(4.51)

Weighted average number of common shares outstanding, basic and diluted	10,521,564	22,900

Funds from Operations

For the nine months ended September 30, 2010 and 2009, our funds from operations were $1,278,769 and ($103,287), respectively. The increase compared to 2009 was mainly due to the growth of our portfolio and related property operations in 2010.

Subsequent Events

We have evaluated events and transactions that have occurred subsequent to September 30, 2010 for potential recognition and disclosure in the consolidated financial statements in this Quarterly Report.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2010 through the close of business on December 31, 2010.  Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share.  Distributions were and will continue to be paid monthly in arrears, as follows:

•

In October 2010, total distributions declared for the month of September 2010 were paid in the amount equal to $910,679, of which $327,091 was paid in cash and $583,588 was reinvested through the Company’s DRP, resulting in the issuance of an additional 61,430 shares of common stock.

•

In November 2010, total distributions declared for the month of October 2010 were paid in the amount equal to $1,049,433, of which $383,939 was paid in cash and $665,494 was reinvested through the Company’s DRP, resulting in the issuance of an additional 70,052 shares of common stock.

We did not use any of the net proceeds from our Offering to fund these distributions.  The monies needed to pay distributions for September and October were mostly funded from capital contributions made by our Sponsor.  Our Sponsor has not received, and will not receive, any additional shares of our common stock for making these contributions.

On October 1, 2010, our wholly owned subsidiary acquired a fee simple interest in a 300-unit apartment complex, known as The Crossings at Hillcroft, and located in Houston, Texas, for a purchase price equal to approximately $20.7 million. We entered into a loan secured by the property, in an aggregate principal amount equal to approximately $11.4 million.  The loan bears interest at a fixed rate equal to 3.88% and matures on October 1, 2017.

On November 1, 2010, we entered into a credit agreement (“Credit Agreement”), under which we may borrow, on an unsecured basis, up to $25,000,000. We have the right, provided that no default has occurred and is continuing, to increase the facility amount up to $150,000,000 with approval from the lender.  The entire unpaid principal balance of all borrowings under the credit facility and all accrued and unpaid interest thereon will be due and payable in full on October 31, 2012, which date may be extended to October 31, 2013 subject to satisfaction of certain conditions, including the payment of an extension fee. We have the right to terminate the facility at any time, upon one day’s notice and the repayment of all of its obligations there under.  We may borrow at rates equal to (1) the sum of (a) LIBOR, with a floor of 1.00% per annum, divided by an amount equal to one minus the then-current reserve requirement, plus (b) 3.50% per annum (referred to herein as a “LIBOR advance”) or (2) the Base Rate (as defined herein), plus a margin equal to 2.50% per annum (referred to herein as a “Base Rate advance”).  As used herein, “Base Rate” means, for any day, the highest of: (i) the prime rate for that day; (ii) 2.00% per annum; (iii) the sum of the Federal Funds Effective Rate for that day plus 0.50% per annum; and (iv) the sum of LIBOR plus 1.00% per annum.  We generally will be required to make interest-only payments, except that we may be required to make partial principal payments if we are unable to comply with certain debt covenants set forth in the Credit Agreement.  We also may, from time to time, prepay all or part of any Base Rate advance without penalty or premium, and may prepay any LIBOR advance subject to indemnifying each lender for any loss or cost incurred by it resulting therefrom.  The Credit Agreement requires compliance with certain covenants. Our performance of the obligations under the Credit Agreement, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our material subsidiaries owning unencumbered properties.  As of November 10, 2010, we had drawn a total of $10 million under the Credit Agreement.

On November 2, 2010, our wholly owned subsidiary acquired a fee simple interest in a 94,811 square foot retail property known as Bell Oaks Shopping Center located in Newburgh, Indiana, for a purchase price equal to approximately $13,095,000.

On November 5, 2010, two wholly owned subsidiaries acquired fee simple interests in two adjacent retail centers, a 272,358 square foot center known as Colonial Square Town Center and a 78,835 square foot center known as Shops at Village Walk, located in Fort Myers, Florida, together referred to as the “Benderson Retail Portfolio.” We purchased these for approximately $38.4 million.  However, spaces totaling 85,041 square feet at Colonial Square Town Center and spaces totaling 11,711 square feet at Shops at Village Walk are subject to earnout closings aggregating $9.2 million and $2.4 million, respectively.  We will not be required to pay the earnouts on these spaces unless the spaces are leased, or the tenants are paying full rent, as the case may be, pursuant to the parameters set forth in the purchase agreement within thirty-six months of closing.

On November 5, 2010, we, through our wholly owned subsidiary, entered into a loan in an aggregate principal amount equal to approximately $9.4 million.  The loan is secured by a first mortgage on Kohl’s Bend River Promenade, located in Bend, Oregon, which we acquired in August 2010.  The loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% per annum, equal to 3.00% per annum as of November 5, 2010, and matures on November 5, 2015.

As of November 10, 2010, we had raised total equity, net of commissions, marketing contribution, and due diligence expense reimbursements, of approximately $205.4 million and have issued approximately 22.8 million shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations.  We currently have limited exposure to financial market risks. In addition, as all long-term debt as of September 30, 2010 is at a fixed rate, the Company’s exposure to interest rate changes is limited.  As of September 30, 2010, we had outstanding debt totaling $136,691,516 secured by mortgages on eleven of our properties at a weighted average interest rate equal to 5.31% per annum and a weighted average maturity of 5.5 years.

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

Our board has established policies and procedures regarding our use of derivative financial instruments for purposes of fixing or capping floating interest rate debt if it qualifies as an effective hedge pursuant to U.S. GAAP for principal amounts up to $50,000,000 per transaction.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable equity securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of the total assets and our book value of as of September 30, 2010.

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Marketable securities	$3,890,406	$3,972,663	$3,575,397	$4,369,929

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party, and none of our properties are subject to, to any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

The amount and timing of distributions may vary.  We may pay distributions from the proceeds generated by borrowings.

There are many factors that can affect the availability and timing of cash distributions to stockholders such as our ability to buy, and earn positive yields on, real estate assets, the yields on securities of other entities in which we invest, our operating expense levels, as well as many other variables. The actual amount and timing of distributions is determined by our board of directors in its discretion, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements and general financial condition.  Actual cash available for distribution may vary substantially from estimates.  In addition, to the extent we invest in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially while we are raising capital and acquiring properties.  We may not generate sufficient cash flow from operations, determined in accordance with GAAP, to fully fund distributions.  Some or all of our distributions may be paid from the proceeds generated by borrowings, including borrowings secured by our assets, and from the proceeds from the sale of our assets.  Distributions reduce the amount of money available to invest in properties or other real estate assets.

Our credit facility agreement contains certain covenants, including limitations on our ability to pay distributions to you.  More specifically, without lender consent, the agreement prohibits us from declaring and paying distributions if any default under the agreement then exists or if, beginning with our fiscal quarter ending March 31, 2011, distributions for the then-current quarter (and beginning with our fiscal quarter ending March 31, 2012, for the past four fiscal quarters) would exceed 95% of our funds from operations, or “FFO,” for that period.  Even if we are able to obtain lender consent to pay such distributions, any distributions that exceed cash flows from operations or FFO will likely not be sustainable for a significant period of time.

There is no assurance that our Business Manager will continue to charge less than it is entitled to charge in an effort to increase cash available for distribution, or that IREIC will continue to contribute monies to fund future distributions.

From time to time, our Business Manager has waived its business management fees to reduce our expenses and thus increase the cash available to us to pay distributions while we continue to raise capital and acquire properties.  In addition, IREIC has contributed monies to us to fund our distributions.  For example, for the three and nine month periods ended September 30, 2010, the Business Manager waived a total of $429,606 and $634,285, respectively, in business management fees from us, and the monies needed to pay a portion of the distributions declared for the nine months ended September 30, 2010 were funded from monies provided by IREIC.  For U.S. GAAP purposes, these monies have been treated as capital contributions from IREIC although IREIC has not received, and will not receive, any additional shares of our common stock for these contributions.  There is no assurance that our Business Manager will continue to waive its fees or that IREIC will continue to contribute monies to fund future distributions.

One of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.

As of September 30, 2010, approximately 13% of our annualized consolidated rental revenue was generated by Kohl’s Department Stores, Inc. (“Kohl’s”).  As a result of the concentration of revenue generated from Kohl’s, if this tenant were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties that it leases were leased to a new tenant or tenants.  In addition, there is no assurance that the properties could be re-leased on similar or better terms.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of September 30, 2010, approximately 45%, 17%, and 10% of our annualized base rental income of our consolidated portfolio was generated by properties located in Florida, Louisiana, and Utah, respectively.  Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.

If we are unable to retain the persons performing services for our Business Manager and Real Estate Mangers and their affiliates, our ability to conduct our business may be adversely affected.

We rely on persons performing services for our Business Manager and Real Estate Managers to manage our day-to-day operations. Some of these persons, including Mr. Parks, Mr. Lazarus, Ms. Gujral and Ms. Matlin, are employed by IREIC or its affiliates, and may provide services to one or more other investment programs sponsored by IREIC, and do not have employment agreements with our Business Manager or Real Estate Managers.   If any of the other programs sponsored by or affiliated with IREIC hires the persons currently performing services for our Business Manager and Real Estate Managers and their affiliates, including as a result of an internalization transaction by that other program, we would likely not allow these persons to perform services for us.  In addition, if either Mr. Lazarus or Mr. Parks failed to continue to be active in our management prior to any merger between us and the Business Manager, it could, among other things, result in a default under our credit facility agreement. A default under our credit facility could result in an acceleration of the maturity date of advances under the credit facility agreement.

Our financial condition could be adversely affected by financial covenants under our credit facility.

Our credit facility agreement contains certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on our ability to incur secured indebtedness. The credit facility agreement also contains customary default provisions including the failure to timely pay debt service issued thereunder and the failure to comply with our financial and operating covenants. These covenants could limit our ability to obtain additional funds needed to address liquidity needs or pursue growth opportunities or transactions that would provide substantial return to our stockholders. In addition, the failure to comply with any of these covenants could cause a default and accelerate payment of advances under the credit facility agreement, which could have a material adverse effect on our financial condition.  Violating the covenants contained in our credit facility agreement would likely result in us incurring higher finance costs and fees or an acceleration of the maturity date of advances under the credit facility agreement all of which would have a material adverse effect on our results of operations and financial condition.

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

As of September 30, 2010, we had sold the following securities in our Offering for the following aggregate offering prices:

•

19,162,887 shares, equal to $190,643,499 in aggregate gross offering proceeds, in our “best efforts” offering; and

•

274,321 shares, equal to $2,606,052 in aggregate gross offering proceeds, pursuant to the DRP.

In the aggregate, as of September 30, 2010, we had sold 19,437,208 shares resulting in gross proceeds of $193,249,551 in our Offering.

As of September 30, 2010, we have incurred the following offering costs in connection with our Offering:

Type of Costs
Offering costs to related parties (1)	$19,226,842
Offering costs paid to non-related parties	4,477,848
Total offering costs	$23,704,690

(1)

“Offering costs to related parties” includes selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through September 30, 2010, the net offering proceeds to us from the Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $169,682,511.  As of September 30, 2010, we had used approximately $101,348,710 of these net proceeds to purchase interests in real estate and approximately $14,072,258 to reduce principal balance of mortgage debt.

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

The table below outlines the shares of common stock we repurchased pursuant to our share repurchase program during the quarter ended September 30, 2010.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2010	-		$-	(1)
August 2010	2,200	$10.00	2,200	(1)
September 2010	2,200	$9.25	2,200	(1)

Total	4,400		4,400	(1)

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President and principal executive officer		Treasurer and principal financial officer
Date:	November 15, 2010	Date:	November 15, 2010

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

1.1

Dealer Manager Agreement, dated August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Securities Corporation (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

3.1

First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2

Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.2

Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2010 (file number 333-153356))

4.3

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)  (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1

Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions, dated as of May 6, 2010, by and between Calvine South, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment to Agreement, dated as of June 16, 2010, the Second Amendment to Agreement, dated as of June 22, 2010, the Third Amendment to Agreement, dated as of June 25, 2010, and the Fourth Amendment to Agreement, dated as of July 1, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2010)

10.2

Assignment, dated as of July 2, 2010, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Elk Grove Calvine, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2010)

10.3

Assignment of Lease, dated as of July 2, 2010, by and between Calvine South, LLC and Inland Diversified Elk Grove Calvine, L.L.C.  (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2010)

10.4

Restrictive Covenant and Indemnification Agreement, dated as of July 2, 2010, by and among Calvine South, LLC and Paul Petrovich and Inland Diversified Elk Grove Calvine, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2010)

10.5

Agreement for Sale and Purchase, dated as of April 29, 2010, by and between Lake City Commons Retail, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of May 14, 2010, the Second Amendment, dated as May 18, 2010, the Third Amendment, dated as of May 20, 2010, and the Fourth Amendment, dated as of May 20, 2010, the Fifth Amendment dated June 18, 2010, the Sixth Amendment, dated June 25, 2010, the Seventh Amendment dated June 29, 2010, and the Eighth Amendment, dated July 1, 2010  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 16, 2010)

10.6

Assignment and Assumption of Purchase and Sale Contract, dated as of September 10, 2010, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Lake City Commons, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 16, 2010)

10.7

Assignment and Assumption of Leases and Security Deposits, dated as of September 10, 2010, by and between Lake Commons Retail, LLC and Inland Diversified Lake City Commons, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 16, 2010)

10.8

Kazbor’s Lease Escrow Agreement, dated as of September 10, 2010, by and among Lake City Commons Retail, LLC, Inland Diversified Lake City Commons, L.L.C. and Chicago Title and Trust Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 16, 2010)

10.9

Loan Agreement, dated as of September 1, 2010, by and among Inland Diversified Omaha Whispering Ridge, L.L.C., Inland Diversified Lake City Commons, L.L.C. and Inland Diversified Elk Grove Calvine, L.L.C. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 8, 2010)

10.10

Promissory Note, made as of September 1, 2010, by Inland Diversified Omaha Whispering Ridge, L.L.C., Inland Diversified Lake City Commons, L.L.C. and Inland Diversified Elk Grove Calvine, L.L.C. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 8, 2010)

10.11

Guaranty Agreement, dated as of September 1, 2010, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 8, 2010)

10.12

Environmental Indemnity Agreement, made as of September 1, 2010, by Inland Diversified Omaha Whispering Ridge, L.L.C., Inland Diversified Lake City Commons, L.L.C. and Inland Diversified Elk Grove Calvine, L.L.C. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 8, 2010)

10.13

Credit Agreement, dated as of November 1, 2010, by and among Inland Diversified Real Estate Trust, Inc., as borrower, and KeyBank National Association, as administrative agent, KeyBanc Capital Markets, as co-lead arranger, and the several banks, financial institutions and other entities that may from time to time become parties thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 5, 2010)

10.14

Note, dated November 1, 2010, by Inland Diversified Real Estate Trust, Inc. for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 5, 2010)

10.15

Subsidiary Guaranty, dated as of November 1, 2010, by the parties identified on the signature pages thereto to and for the benefit of KeyBank National Association for itself and the lenders under the Credit Agreement and to and for the benefit of the counterparties to certain related swap obligations (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 5, 2010)

10.16 10.17 10.18 10.19 10.20 10.21 10.22 10.23 10.24

Second Amended and Restated Articles of Association of Oak Real Estate Association, dated as of October 1, 2006, by and among Inland Real Estate Corporation, Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc.*

Amended and Restated Operating Agreement of Oak Property and Casualty LLC, as amended, by and among Inland Real Estate Corporation, Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc.*

Oak Property and Casualty LLC Membership Participation Agreement, as amended, by and among Inland Real Estate Corporation, Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., Inland Diversified Real Estate Trust, Inc. and Oak Property and Casualty LLC*

Letter Agreement, dated as of July 16, 2010, by and between Benderson Development Company, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of July 28, 2010, the Second Amendment, dated as of August 4, 2010, the Third Amendment, dated as of September 25, 2010, the Fourth Amendment, dated as of October 13, 2010, the Fifth Amendment, dated as of October 18, 2010, and the Sixth Amendment, dated as of October 26, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2010)

Assignment of Contract, dated as of November 5, 2010, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Fort Myers Colonial Square, L.L.C.  (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2010)

Assignment of Contract, dated as of November 5, 2010, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Fort Myers Village Walk, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2010)

Assignment of Tenant Leases and Securities Deposits, dated as of November 5, 2010, by and between Colonial Square Associates, L.L.C. and Inland Diversified Fort Myers Colonial Square, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2010)

Assignment of Tenant Leases and Securities Deposits, dated as of November 5, 2010, by and between Shops at Village Walk, L.L.C. and Inland Diversified Fort Myers Village Walk, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2010)

Post Closing and Indemnity Agreement, dated as of November 5, 2010, by and between Benderson Development Company, LLC and Inland Diversified Fort Myers Village Walk, L.L.C. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2010)

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

* Filed as an exhibit to this Quarterly Report on Form 10-Q.