Form 10-K
period 2010-12-31
Inland Diversified Real Estate Trust, Inc.
filed 2011-03-30
CIK 1438897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, the registrant currently is conducting an offering of its shares of common stock pursuant to a registration statement on Form S-11. In its primary offering, the registrant is selling shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was 13,278,445.

As of March 25, 2011, there were 33,842,669 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2011, into Part III of this Form 10-K to the extent stated herein.

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

On August 24, 2009, we commenced our initial public offering, referred to herein as the “Offering.” We are offering 500,000,000 shares of our common stock at a price equal to $10.00 per share on a “best efforts” basis. We also are offering up to 50,000,000 shares of our common stock at a price equal to $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan, or “DRP.” The dealer manager of this Offering is Inland Securities Corporation, a wholly owned subsidiary of our Sponsor. As of December 31, 2010, we had issued a total of 26,120,871 shares, which includes 480,715 shares issued through our DRP. We had raised a total of approximately $259.5 million of gross offering proceeds as of December 31, 2010, which includes proceeds from the sale of shares issued through the DRP.

At December 31, 2010, the Company owned 25 retail properties, two office properties and one multi-family property totaling 2,432,428 square feet and 300 units, with a weighted average physical occupancy of 93% and an economic occupancy of 97%. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties had an earnout component, meaning we did not pay a portion of the purchase price at closing for certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless certain space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreement.

Segment Data

We currently view our real estate portfolio as one business segment in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, we did not report any other segment disclosures in 2010. As we acquire additional properties in the future, we anticipate adding business segments and related disclosures when the segments become more significant. Information related to our business segment for the year 2010 is set forth in Note 14 to our consolidated financial statements in Item 8 of this annual report on Form 10-K.

Tax Status

We have elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with the tax year ended December 31, 2009. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

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

Employees

We do not have any employees. In addition, all of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for their service rendered to us. We do not separately compensate our executive officers for their service as officers, nor do we reimburse either our Business Manager or Real Estate Managers for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Managers; provided that, for these purposes, the secretaries of our Company and the Business Manager are not considered “executive officers.”

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be independent.

We may not engage in certain transactions with entities sponsored by, or affiliated with, IREIC unless a majority of our board of directors, including a majority of our independent directors, finds the transaction to be fair and reasonable and on terms no less favorable to us than those from an unaffiliated party under the same circumstances. Our board has adopted a policy prohibiting us from engaging in the following types of transactions with IREIC-affiliated entities:

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

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2010 will require us to incur material expenditures to comply with these laws and regulations.

Executive Officers

The following sets forth certain information with regard to our executive officers as of December 31, 2010:

Robert D. Parks, 67, has been our chairman of the board and director since our formation.

Barry L. Lazarus, 64, has been our president and chief operating officer since May 2009.

Cathleen M. Hrtanek, 34, has been our secretary since our formation.

Steven T. Hippel, 39, has been our treasurer and chief accounting officer since November 2009.

Roberta S. Matlin, 66, has been our vice president since our formation.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Certifications

We have filed with the SEC the certifications required pursuant to Section  302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this annual report on Form 10-K.

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

Risks Related to Our Business

We have a limited operating history, and, as a company in its early stages of operations, we have incurred losses in the past and may continue to incur losses.

We have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of an investor’s investment could decline substantially. We were formed in June 2008 and, as of December 31, 2010, had acquired 25 retail properties, two office properties and one multi-family property, and generated limited income, cash flow, funds from operations or funds from which to make distributions to our stockholders. In addition, as a company in its early stages of operations, we have incurred losses since our inception and we may continue to incur losses. As a result, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

There is no public market for our shares, and stockholders may not be able to sell their shares.

There is no established public market for our shares and no assurance that one may develop. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board does not anticipate evaluating a listing on a national securities exchange until at least 2014. Further, our charter limits any person or group from owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock without prior approval of our board. These restrictions may inhibit a stockholder’s ability to sell his or her shares.

Our share repurchase program may be amended, suspended or terminated by our board of directors.

Our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or suspension or termination of, the share repurchase program may restrict or eliminate a stockholder’s ability to have us repurchase his or her shares and otherwise prevent the stockholder from liquidating his or her investment.

The amount and timing of distributions may vary.

There are many factors that can affect the availability and timing of cash distributions paid to our stockholders such as our ability to buy, and earn positive yields on, real estate assets, the yields on securities of other entities in which we invest, our operating expense levels, as well as many other variables. The actual amount and timing of distributions is determined by our board of directors in its discretion, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure investments and general financial condition. Actual cash available for distribution may vary substantially from estimates. In addition, to the extent we invest in development or redevelopment projects, or in properties requiring significant capital requirements, our ability to make distributions may be negatively impacted, especially while we are raising capital and acquiring properties. Until we generate sufficient cash flow from operations, determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), to fully fund distributions, some or all of our distributions may be paid from other sources, including cash flow generated from investing activities, including the net proceeds from the sale of our assets. Distributions reduce the amount of money available to invest in properties or other real estate assets.

In addition, our credit agreement, dated November 1, 2010, with KeyBank National Association as administrative agent for itself and any other lenders which may become parties to the agreement (the “Credit Facility”), limits on our ability to pay distributions. More specifically, without lender consent, we may not declare and pay distributions if any default under the agreement then exists or if, beginning with our fiscal quarter ending March 31, 2011, distributions, excluding any distributions reinvested through our distribution reinvestment plan (“DRP”), for the then-current quarter (and beginning with our fiscal quarter ending March 31, 2012, for the past four fiscal quarters) would exceed 95% of our funds from operations, or “FFO,” for that period. For the fiscal quarter ended December 31, 2010, distributions did not exceed 95% of our FFO. Even if we are able to obtain lender consent to pay such distributions, any distributions that exceed cash flows from operations or FFO will likely not be sustainable for a significant period of time.

There is no assurance that our Business Manager will continue to charge less than it is entitled to charge in an effort to increase cash available for distribution, or that IREIC will continue to contribute monies to fund future distributions.

From time to time, our Business Manager has waived business management fees and IREIC has contributed monies to us to fund our distributions. For U.S. GAAP purposes, the latter monies have been treated as capital contributions from IREIC although IREIC has not received, and will not receive, any additional shares of our common stock for these contributions. There is no assurance that our Business Manager will continue to waive its fees or that IREIC will continue to contribute monies to fund future distributions.

We may suffer from delays in selecting, acquiring and developing suitable properties.

Regardless of the amount of capital we raise or borrow, we may experience delays in deploying our capital into assets or in realizing a return on the capital we invest. The more money we raise in our Offering, the more difficult it will be to invest the net offering proceeds promptly. We could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements such as those imposed by the SEC which require us to provide audited financial statements and our reliance on our Business Manager to locate suitable investments for us at times when the management of our Business Manager is simultaneously seeking to locate suitable investments for other IREIC-sponsored programs. Further, our investments may not yield immediate returns. For example, properties acquired before the start of construction or during the early stages of construction typically will not generate income for some period of time. Likewise, we may experience delays as a result of negotiating or obtaining the necessary purchase documentation to close an acquisition.

We also have invested, and may continue to invest, proceeds we receive from our Offering in short-term, highly-liquid investments. These short-term investments, although liquid, generally generate very little current yield. These yields have been and may continue to be less than the distribution yield paid to stockholders. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay expenses or to acquire real estate assets instead of funding distributions with these amounts.

Financial markets are recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize or improve.

Financial markets are recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. Although the economy began stabilizing in 2010, it remains unclear when it will fully recover to pre-recession levels. Our business is affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole and by the local economic conditions in the markets in which our properties are located. Continued economic weakness in the U.S. economy or a new recession could affect the value of our investment properties, the availability or the terms of financing and our ability to refinance any outstanding debt at maturity. Continued challenging economic conditions also could impact the ability of certain of our tenants to enter into new leasing transactions on terms acceptable to us or to satisfy rental payments under existing leases. All of these factors would also impact our ability to pay distributions to our stockholders.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. At December 31, 2010, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

If we internalize our management functions, our stockholders’ interests in us could be diluted, we could incur other significant costs associated with being self-managed and we may have increased exposure to litigation as a result of internalizing our management functions.

At some point in the future, we may consider becoming “self-managed” by internalizing the functions performed for us by our Business Manager and Real Estate Managers, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire our Business Manager and Real Estate Managers or their respective assets, including their existing workforce. The method or cost of internalizing cannot be determined or estimated at this time. Further, if we acquired our Business Manager and Real Estate Managers, the amount and form of any consideration that we would pay in this type of transaction could take many forms. For example, we could acquire the Business Manager and Real Estate Managers through a merger in which we issued shares of our common stock for all of the outstanding common stock or assets of these entities. Issuing shares of our common stock would reduce the percentage of our outstanding shares owned by stockholders prior to any transaction. Further, issuing promissory notes could reduce our net income, cash flow from operations and our ability to pay distributions, particularly if internalizing these functions does not produce cost savings. Any internalization transaction could result in significant payments to the owners of our Business Manager and Real Estate Managers. The three self-administered REITs previously sponsored by IREIC, Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. (“Inland Western”), paid, in the form of issuance of shares, approximately $68 million, $197 million and $375 million, respectively, to acquire their respective business managers and real estate managers. In addition, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders. For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Business Manager, Real Estate Managers or their affiliates. In addition, we may not be able to effect an internalization plan that enables us to retain all of the persons performing services for our Business Manager or Real Estate Managers and their affiliates or to maintain a relationship with IREIC.

Internalization transactions have also, in some cases, been the subject of litigation. For example, Inland Western and IREIC were defendants to a lawsuit, subsequently settled, filed in connection with Inland Western’s internalization transaction, and incurred costs associated with this litigation. Thus, even if the claims in a lawsuit are without merit, we could be forced to spend significant amounts of money defending these claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.

If we are unable to retain the persons performing services for our Business Manager and Real Estate Mangers and their affiliates, our ability to conduct our business may be adversely affected.

We rely on persons performing services for our Business Manager and Real Estate Managers to manage our day-to-day operations. Some of these persons, including Mr. Parks, Mr. Lazarus, Ms. Gujral and Ms. Matlin, are employed by IREIC or its affiliates, and may provide services to one or more other investment programs sponsored by IREIC, and do not have employment agreements with our Business Manager or Real Estate Managers. If any of the other programs sponsored by or affiliated with IREIC hires the persons currently performing services for our Business Manager and Real Estate Managers and their affiliates, including as a result of an internalization transaction by that other program, we would likely not allow these persons to perform services for us. In addition, if either Mr. Lazarus or Mr. Parks failed to continue to be active in our management prior to any merger between us and the Business Manager, it could, among other things, result in a default under our Credit Facility unless a suitable replacement is found. A default under our Credit Facility could result in an acceleration of the maturity date of advances under the Credit Facility.

Stockholders’ returns may be reduced if we are required to register as an investment company under the Investment Company Act.

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

The company intends to continue conducting its operations, directly and through wholly or majority-owned subsidiaries, so that the company and each of its subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is engaged, nor proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

As of the date of this report, the company and all of its wholly and majority-owned subsidiaries are not considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. In the event that the company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

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

The method we use to classify our assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for exemption from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exemption from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

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

We may be subject to additional risks if we make investments in Canada.

We may purchase real estate assets located in Canada, and may make or purchase mortgage, bridge, mezzanine or other loans or participations in these loans made by a borrower located in, or secured by property located in, Canada. To the extent that we invest in real estate assets located in Canada, in addition to risks inherent in domestic real estate investments, we also will be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. To the extent that we make real property investments in Canada, we will be subject to changes in the value of the Canadian Dollar relative to the value of the U.S. Dollar. Although we may hedge our foreign currency risk, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. In addition, if our REIT status is not recognized in Canada, any income or gains from Canadian sources may be subject to foreign taxation, withholding taxes, transfer taxes and value added taxes.

Risks Related to Investments in Real Estate

There are inherent risks with real estate investments.

Investments in real estate assets are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly converted to cash, limiting our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions. Investments in real estate assets also are subject to adverse changes in general economic conditions which, for example, reduce the demand for rental space.

Among the factors that could impact our real estate assets and the value of an investment in us are:

•

local conditions such as an oversupply of space or reduced demand for real estate assets of the type that we seek to acquire, including, with respect to any lodging properties we may acquire, quick changes in supply of and demand for rooms that are rented or leased on a day-to-day basis;

•	inability to collect rent from tenants;

•	vacancies or inability to rent space on favorable terms;

•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•

increases in energy costs or airline fares or terrorist incidents which impact the propensity of people to travel and therefore impact revenues from any lodging properties we may acquire, especially because operating costs cannot be adjusted as quickly;

•

adverse changes in the federal, state or local laws and regulations applicable to us, including those affecting rents, zoning, prices of goods, fuel and energy consumption, water and environmental restrictions;

•	the relative illiquidity of real estate investments;

•	changing market demographics;

•	an inability to acquire and finance properties on favorable terms, if at all;

•	acts of God, such as earthquakes, floods or other uninsured losses; and

•	changes or increases in interest rates and availability of financing.

In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases.

We depend on tenants for the majority of our revenue from real property investments, and lease terminations or the exercise of any co-tenancy rights could have an adverse effect.

Defaults on lease payment obligations by our tenants would cause us to lose the revenue associated with the relevant lease. If these defaults become significant, we will be forced to use other funds to make payments on the mortgage indebtedness secured by the impacted property to prevent a foreclosure action. If a tenant defaults, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, if a tenant at one of our “single-user facilities,” properties designed or built primarily for a particular tenant or a specific type of use, fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant, if at all, without making substantial capital improvements or incurring other significant re-leasing costs.

Further, with respect to our retail properties, we may enter into leases containing co-tenancy provisions. Co-tenancy provisions may allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate, or if a percentage of the property’s gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant. A tenant exercising co-tenancy rights may be able to abate minimum rent, reduce its share or the amount of its payments of common area operating expenses and property taxes or cancel its lease.

Continued vacancy rates for certain classes of real estate assets resulting from the recent economic downturn and disruption in the financial markets could adversely affect the value of assets we acquire.

The U.S. economy is emerging from a severe recessionary contraction, which resulted in increased vacancy rates for certain classes of commercial property, including office, retail and industrial properties, due to increased tenant delinquencies and defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. Business failures and downsizings have led to reduced demand for office and industrial space and reduced consumer demand for retail products and services, which has led to reduced demand for retail space. In addition, declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. GDP, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions lowered the revenues and profitability of hotel properties and therefore the net operating profits of the lessees.

If economic conditions do not fully recover to pre-recession levels or result in a further downturn, we may be required to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquired the properties, and the value of our real estate assets could decrease below the amounts we paid for them. In addition, revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. Additionally, we will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

Recent economic conditions may cause our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. The retail sector in particular has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. We cannot provide assurance that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

Actions of our joint venture partners could negatively impact our performance.

As of December 31, 2010, we had entered into one joint venture with a third party, and may enter into additional joint ventures in the future. We are not, and generally do not expect to be, in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity in such joint venture investments. Consequently, our joint venture investments may involve risks not otherwise present with other methods of investment in real estate. For example, our co-member, co-venturer or partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals, and we and our venture partner may not agree on all proposed actions to certain aspects of the venture. We also face the risk that our venture partners may become bankrupt, which would mean that we and any other remaining venture partners may remain liable for the joint venture’s liabilities, and the risk that that our partners may fail to fund their share of any required capital contributions, which could result in us having to contribute that capital. In addition, relationships with venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and, on the other hand, may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets at an above-market price to continue ownership.

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

Two of our tenants generated a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.

As of December 31, 2010, approximately 13% and 9% of our consolidated annualized base rental revenue was generated by Kohl’s Department Stores, Inc. (“Kohl’s”) and Publix Super Markets, Inc. (“Publix”), respectively. As a result of the concentration of revenue generated from Kohl’s and Publix, if either of these tenants was to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties that it leases were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of December 31, 2010, approximately 45% and 12% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida and Louisiana, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.

We may be restricted from re-leasing space at our retail properties.

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

From time to time, we acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our Business Manager and Real Estate Managers in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

If we acquire lodging or healthcare-related properties, we will depend on third-parties to manage those facilities.

In order to maintain our REIT qualification, we will not be able to operate any lodging or healthcare-related properties that we acquire or participate in the decisions affecting the daily operations of these properties. We will lease any lodging and healthcare-related properties we acquire to a taxable REIT subsidiary, or “TRS,” in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage these properties. Thus, independent operators, under management agreements with our TRS, will control the daily operations of our lodging and healthcare-related properties.

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

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of tenants at any healthcare-related facilities that we may acquire, and hinder their ability to make rent payments to us.

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

Tenants of any medical office buildings and healthcare-related facilities that we may acquire may be subject to significant legal action that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.

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

Delays in collecting accounts receivable by tenants at any healthcare-related facilities that we may acquire could adversely affect their cash flows and financial condition and their ability to meet their obligations to us.

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

Certain types of the properties we may own, such as multi-family properties, typically have short term leases with tenants. There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.

We may be exposed to the annual leasing cycle of student housing properties, changing university admission and housing policies, and other risks inherent in the student housing industry.

Student housing properties must be almost entirely re-leased each year. Thus, if we acquire this type of property, we will be exposed to increased leasing risk. These facilities are highly dependent on the effectiveness of their marketing and leasing efforts and personnel during the late summer and early fall re-leasing season. Changes in university admission policies can also adversely affect student housing properties, such as requirements that freshman, or other classes of students, live in a university-owned facility, resulting in lower occupancy rates for other facilities. Additionally, many colleges and universities own and operate their own competing on-campus housing, offering better proximity to the campus and on-campus facilities. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us, thereby enabling them to offer lower rental rates than competing facilities and negatively impacting our property occupancy or rental rates. Federal and state requirements to publish reports of crime or other negative publicity regarding the safety of the students residing on, or near, our student housing properties may have an adverse effect on the operations of these types of properties.

We may be subject to additional risks if we invest in public infrastructure assets.

An investment in us may be subject to additional risks if we invest in public infrastructure assets. Public infrastructure assets are subject to different operating risks than more traditional investments in real properties. These risks include, but are not limited to:

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

Maintaining our REIT qualification and continuing to avoid registration under the Investment Company Act as well as many other factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type, may limit our ability to sell real estate assets. These factors are beyond our control. We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

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

Uninsured losses or premiums for insurance coverage may adversely affect stockholder returns.

The nature of the activities at certain properties we may acquire will expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally require property owners to purchase specific coverage insuring against terrorism as a condition for providing mortgage, bridge or mezzanine loans. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot provide any assurance that we will have adequate coverage for these losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot provide assurance that we will be able to fund any uninsured losses.

Our operating results may be negatively affected by potential development and construction delays and the resulting increase in costs and risks.

Investing in properties under development, including lodging properties which typically must be renovated or otherwise improved on a regular basis, subjects us to uncertainties such as the ability to achieve desired zoning for development, environmental concerns of governmental entities or community groups, ability to control construction costs or to build in conformity with plans, specifications and timetables. We may have to institute legal action to compel performance, or rescind a purchase contract or construction contract if a builder fails to perform. Construction delays could give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or advance other costs to third parties prior to completing construction. These and other factors can increase the costs of a project or cause us to lose our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed or renovated projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of fair market value upon completing construction when agreeing upon a purchase price. If our projections are inaccurate, we may pay too much for a property.

We may acquire properties in regions that are particularly susceptible to natural disasters.

We have acquired properties located in geographical areas, including Florida, Louisiana and Texas, that are regularly impacted by severe storms, hurricanes, and flooding. In addition, according to some experts, global climate change could result in heightened hurricane activity, thus further impacting these geographical areas. Natural disasters in these areas may cause damage to our properties beyond the scope of our insurance coverage, thus requiring us to make substantial expenditures to repair these properties and resulting in a loss of revenues from these properties. Any properties located near the coast will be exposed to more severe weather than properties located inland. Elements such as salt water and humidity in these areas can increase or accelerate wear on the properties’ weatherproofing and mechanical, electrical and other systems, and cause mold issues over time. As a result, we may incur additional operating costs and expenditures for capital improvements at properties that we acquire in these areas.

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

Environmental laws and regulations also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures by us. Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. These requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

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

Our properties generally are subject to the Americans With Disabilities Act of 1990, as amended, which we refer to as the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. In addition, with respect to any apartment properties, we also must comply with the Fair Housing Amendment Act of 1988, or FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors.

The requirements of the Disabilities Act or FHAA could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the Disabilities Act and the FHAA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with these laws. However, we cannot provide assurance that we will be able to acquire properties or allocate responsibilities in this manner. We may incur significant costs to comply with these laws.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation would be recorded on the tenant’s balance sheet for all lease arrangements if the standard is finalized as currently proposed. In addition, the Exposure Draft would impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our Offering proceeds, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions.

The Exposure Draft does not include a proposed effective date; however, the Boards currently plan to issue a final standard regarding lease accounting in 2011.

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

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. Any terrorist incident may, for example, deter people from traveling, which could affect the ability of our lodging properties to generate operating income and therefore our ability to pay distributions. Additionally, increased economic volatility could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices.

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

Actions by a co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing stockholder returns.

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

Risks Related to Investments in Other Real Estate Assets

Through owning equity interests in REITs or other real estate operating companies that invest in real estate or real estate-related assets, we are subject to the risks impacting each entity’s assets.

We have invested, and may continue to invest, in real estate-related securities. Equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to numerous risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities; and (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein.

Recent market conditions and the risk of continued market deterioration may reduce the value of any real estate related securities in which we may invest.

Mortgage loans experienced delinquency, foreclosure and loss during the recent dislocations in the U.S. credit markets. These and other related events significantly impacted the capital markets associated not only with mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. credit and financial markets as a whole.

Our investments in real estate related securities, including commercial mortgage-backed securities, sometimes referred to herein as “CMBS,” expose us to the volatility of the credit markets. Any continued volatility in the credit market may continue to have a material adverse effect on the value of our securities portfolio.

Because there may be significant uncertainty in the valuation of, or in the stability of the value of, securities holdings, the fair values of these investments might not reflect the prices that we would obtain if we sold these investments. Furthermore, these investments are subject to rapid changes in value caused by sudden developments that could have a material adverse affect on the value of these investments.

To the extent that these volatile market conditions persist or deteriorate, they may negatively impact our ability to both acquire and potentially sell our real estate related securities holdings at a price and on terms acceptable to us, and we may be required to recognize impairment charges or unrealized losses.

Our investments in mortgage, mezzanine, bridge and other loans as well as our investments in CMBS and other debt may be affected by unfavorable real estate market conditions, which could decrease the value of those assets.

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

If we make, or invest in, mortgage, mezzanine, bridge or other real estate-related loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of an investment in our company would be subject to fluctuations in interest rates.

If we make, or invest in, fixed-rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge or other real estate-related loans, our returns on those loans and the value of an investment in us will be subject to fluctuations in interest rates.

The CMBS in which we invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

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

We may invest in B-Notes, which are typically: (1) secured by a first mortgage on a single large commercial property or group of related properties; and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

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

We typically borrow money to finance a portion of the purchase price of assets that we acquire. We may also borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our annual taxable income, subject to certain adjustments, to our stockholders, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest associated with amounts we borrow.

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

Lenders may restrict certain aspects of our operations, which could, among other things, limit our ability to make distributions.

The terms and conditions contained in any of our loan documents may require us to maintain cash reserves, limit the aggregate amount we may borrow on a secured and unsecured basis, require us to satisfy restrictive financial covenants, prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination, restrict our leasing operations or require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors. In addition, secured lenders may restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss. Our Credit Facility, in particular, contains certain financial and operating covenants, including, among other things, leverage ratios, coverage ratios, as well as limitations on our ability to incur secured indebtedness. The Credit Facility also contains customary default provisions including the failure to timely pay debt service issued thereunder and the failure to comply with the financial and operating covenants. These covenants could limit our ability to obtain additional funds needed to address liquidity needs or pursue future acquisitions. In addition, the failure to comply with any of these covenants could cause a default and accelerate payment of advances under the Credit Facility. Violating the covenants would likely result in us incurring higher financing costs and fees or an acceleration of the maturity date of advances under the Credit Facility all of which would have a material adverse effect on our results of operations and financial condition.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We have obtained, and may continue to enter into, mortgage indebtedness that requires no principal amortization for all or a portion of the life of the debt instrument. During the period when no principal payments are required, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal required during this period. After the interest-only period, we may be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at or prior to maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and will reduce the funds available for, among other things, distribution to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, including under our Credit Facility, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates will increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders.

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

We have and may continue to employ various hedging strategies to limit the effects of changes in interest rates, including engaging in interest rate swaps, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge, and in accordance with our investment policies. Hedging transactions involve certain additional risks such as credit risk, market risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. Market risk is the adverse effect on the value of the financial instrument that results from changes in interest rates. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. A counterparty could fail, shut down, file for bankruptcy or be unable to pay out contracts. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot provide assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Further, the REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. We may be unable to manage these risks effectively.

We may be contractually obligated to purchase property even if we are unable to secure financing for the acquisition.

We typically finance a portion of the purchase price for each property that we acquire. However, to ensure that our offers are as competitive as possible, we generally do not enter into contracts to purchase property that include financing contingencies. Thus, we may be contractually obligated to purchase a property even if we are unable to secure financing for the acquisition. In this event, we may choose to close on the property by using cash on hand, which would result in less cash available for, among other things, operating or capital needs or to pay distributions to our stockholders. Alternatively, we may choose not to close on the acquisition of the property and default on the purchase contract. If we default on any purchase contract, we could lose our earnest money and become subject to liquidated or other contractual damages and remedies.

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

We do not have any employees and rely on persons performing services for our Business Manager and Real Estate Managers and their affiliates to manage our day-to-day operations. Some of these persons, including Mr. Parks, Mr. Lazarus, Ms. Gujral and Ms. Matlin, are employed by IREIC or its affiliates, and may provide services to one or more investment programs previously sponsored by IREIC. These individuals face competing demands for their time and service and may have conflicts in allocating their time between our business and assets and the business and assets of IREIC, its affiliates and the other entities formed and organized by IREIC. In addition, if another investment program sponsored by IREIC, including specifically Inland American Real Estate Trust, Inc. (“Inland American”), which is an externally advised REIT, decides to internalize its management functions in the future, it may do so by hiring and retaining certain of the persons currently performing services for our Business Manager and Real Estate Managers, and if it did so, would likely not allow these persons to perform services for us.

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

Our Business Manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets. Further, our Real Estate Managers receive fees based on the gross income from properties under management or for overseeing management of our properties. Other parties related to, or affiliated with our Business Manager or Real Estate Managers also receive fees or cost reimbursements from us. These compensation arrangements may cause these entities to take or not take certain actions. For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; (2) retain instead of sell assets, even if our stockholders may be better served by sale or disposition of the assets; or (3) avoid reducing the carrying value of assets that may otherwise be viewed as impaired. The interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

We compete with other REITs previously sponsored by IREIC for certain properties and other real estate-related investments.

IREIC has sponsored four REITs with investment objectives similar to ours. One of these entities, Inland American, relies on an affiliate of our Business Manager to serve as its business manager. Inland American seeks to invest in the same broad range of asset types, as us. We are seeking to buy properties and other real estate assets at the same time as Inland American. We, along with Inland American, rely to some degree on IREA to identify and assist in acquiring real estate assets. IREA is an indirect wholly owned indirect subsidiary of The Inland Group. Mr. Parks is a director of The Inland Group and Mr. Parks, Ms. Gujral and Ms. Matlin are directors of IREIC and serve as the chairman and director, president and director and vice president, respectively, of Inland American.

We have relied, and may continue to rely, in part, on entities affiliated with IREIC to identify real estate assets.

In addition to relying on our Business Manager’s own acquisition group, we have utilized and may continue to utilize the services of entities affiliated with IREIC, such as IREA and Inland Institutional Capital Partners Corporation, to identify real estate assets. Other entities formed and organized by IREIC likewise utilize these entities to identify and acquire real estate assets, including the type of assets that we seek to acquire. IREA is an indirect wholly owned subsidiary of The Inland Group, and Inland Institutional Capital Partners Corporation is a wholly owned subsidiary of IREIC. We have limited pre-emptive rights such as a right of first refusal or first offer to any of the properties that IREA identifies.

In addition, in the event that we acquire real estate assets identified by affiliates of IREIC, although the purchase price we pay may not exceed the appraised value of the real estate at the time of its acquisition, it is possible that we would have negotiated a better price if we had negotiated directly with the seller.

From time to time, we may purchase real estate assets from persons who have prior business relationships with affiliates of IREIC. Our interests in these transactions may be different from the interests of affiliates in these transactions.

From time to time, we may purchase real estate assets from third parties who have existing or previous business relationships with entities affiliated with IREIC. The officers, directors or employees of our Business Manager, IREA, our Real Estate Managers or Inland Institutional Capital Partners who also perform services for IREIC or these other affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of IREIC and its affiliates in preserving or furthering their respective relationships on the other hand. We may, therefore, end up paying a higher price to acquire the asset or sell the asset for a lower price than we would if these other relationships did not exist.

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

Under our charter, we may generally indemnify our directors, our Business Manager, the Real Estate Managers and their respective affiliates for any losses or liabilities suffered by any of them and hold these persons or entities harmless for any loss or liability suffered by us as long as: (1) these persons or entities have determined in good faith that the course of conduct that caused the loss or liability was in our best interest; (2) these persons or entities were acting on our behalf or performing services for us; (3) the loss or liability was not the result of the negligence or misconduct of the directors (gross negligence or willful misconduct of the independent directors), Business Manager, the Real Estate Managers or their respective affiliates; or (4) the indemnity or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, our Business Manager, the Real Estate Managers and their affiliates, than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Business Manager, the Real Estate Managers and their affiliates in some cases.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.

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

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares.

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

To maintain our qualification as a REIT, no more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year (other than the first taxable year for which an election to be a REIT has been made). Our charter prohibits any persons or groups from owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock without the prior approval of our board of directors. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock. Further, any person or group attempting to purchase shares exceeding these limits could be compelled to sell the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

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

Control shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. The Control Share Acquisition Act does not apply to: (1) shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction; or (2) acquisitions approved or exempted by our charter or bylaws. Our bylaws exempt acquisitions of our stock by any person, from the limits imposed by the Control Share Acquisition Act. This statute could have the effect of discouraging offers from third parties to acquire us and increase the difficulty of successfully completing this type of offer by anyone other than The Inland Group and its affiliates.

Federal Income Tax Risks

If we fail to maintain our qualification as a REIT, our operations and distributions to stockholders will be adversely affected.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the year ended December 31, 2009. Qualification as a REIT involves the application of highly technical and complex rules related to, among other things, the composition of our assets, the income generated by those assets and distributions paid to our stockholders. There are limited judicial or administrative interpretations regarding these rules. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

In addition, if we were to fail to qualify as a REIT, we would not be required to pay distributions to stockholders, and all distributions to stockholders that we did pay would be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that, under current law, which is subject to change, our U.S. stockholders who are taxed as individuals would be taxed on our dividends at long-term capital gains rates through 2012 and that our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our annual taxable income, subject to certain adjustments. At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to make these distributions and maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from: (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (2) the effect of non-deductible capital expenditures; (3) the creation of reserves; or (4) required debt amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Further, if we are unable to borrow funds when needed for this purpose, we would have to find alternative sources of funding or risk losing our status as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax.

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

Stockholders may have tax liability on distributions that they elect to reinvest in our common stock.

Stockholders who participate in our distribution reinvestment plan will be deemed to have received, and for income tax purposes will be taxed on, the fair market value of the share of our common stock that they receive in lieu of cash distributions. As a result, unless the stockholder is a tax-exempt entity, he or she will have to use funds from other sources to pay his or her tax liability.

In certain circumstances, we may be subject to federal, state and local income taxes as a REIT, which would reduce our cash available to pay distributions.

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

Changes to the tax laws are likely to occur, and these changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

The maximum tax rate on qualified dividends paid by corporations to individuals is 15% through 2012. REIT dividends, however, generally do not constitute qualified dividends and consequently are not eligible for the current reduced tax rates. Therefore, our stockholders will pay federal income tax on our dividends at the applicable “ordinary income” rate, the maximum of which is 35% through 2012.

However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

Future legislation might result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own interests in retail, office and multi-family properties. As of December 31, 2010, we, through our wholly-owned subsidiaries, own fee simple interests in all of the properties listed below, except for the Temple Terrace property, in which we have a controlling interest in the joint venture. Certain properties are encumbered by mortgages totaling $184,364,628.

Property	Location	Square Footage/Units	Physical Occupancy as of December 31, 2010	Economic Occupancy (a) as of December 31, 2010
Retail
Merrimack Village Center	Merrimack, NH	82,292	97%	97%
Pleasant Hill Commons	Kissimmee, FL	70,642	95%	95%
Regal Court	Shreveport, LA	363,174	98%	98%
Draper Crossing	Draper, UT	166,895	95%	98%
Tradition Village Center	Port St. Lucie, FL	112,421	94%	94%
The Landing at Tradition	Port St. Lucie, FL	359,775	92%	92%
Temple Terrace	Temple Terrace, FL	67,226	100%	100%
Kohl’s at Calvine Pointe	Elk Grove, CA	89,887	100%	100%
Lake City Commons	Lake City, FL	66,510	100%	100%
Publix Shopping Center	St. Cloud, FL	78,820	100%	100%
Kohl’s Bend River Promenade	Bend, OR	69,000	100%	100%
Whispering Ridge	Omaha, NE	69,676	100%	100%
Bell Oaks Shopping Center	Newburgh, IN	94,811	100%	100%
Colonial Square Town Center	Fort Myers, FL	272,184	69%	100%
Shops at Village Walk	Fort Myers, FL	78,533	85%	100%
Lima Marketplace	Fort Wayne, IN	99,734	94%	100%
Dollar General- Ariton	Ariton, AL	9,014	100%	100%
Dollar General- Collins	Collins, GA	9,014	100%	100%
Dollar General- Decatur	Decatur, AL	9,014	100%	100%
Dollar General- Dublin	Dublin, GA	10,640	100%	100%
Dollar General- Duncanville	Duncanville, AL	9,026	100%	100%
Dollar General- Excel	Frisco City, AL	8,982	100%	100%
Dollar General- LaGrange	LaGrange, GA	9,014	100%	100%
Dollar General- Milledgeville	Milledgeville, GA	9,014	100%	100%
Dollar General- Uriah	Uriah, AL	9,100	100%	100%
Office
Siemens’ Building	Buffalo Grove, IL	105,106	100%	100%
Time Warner Cable Division HQ	East Syracuse, NY	102,924	100%	100%
Multi-Family
The Crossings at Hillcroft	Houston, TX	300 units	90%	90%

Portfolio Totals		2,432,428 sq. ft. and 300 units	93%	97%

(a)	Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component associated with the purchase price, meaning we did not pay a portion of the purchase price at closing, although we own the entire property. We are not obligated to pay the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreement.

The following table sets forth a summary, as of December 31, 2010, of lease expirations scheduled to occur during each of the calendar years from 2011 to 2015 and thereafter, assuming no exercise of renewal options or early termination rights. The following table is based on leases commenced as of December 31, 2010 and does not include multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2011 (b)	20	51,198	2.3%	$1,087,008	3.3%	$21.33
2012	14	66,962	2.9%	1,243,510	3.8%	18.44
2013	53	155,431	6.8%	3,072,062	9.4%	19.76
2014	30	75,334	3.3%	1,441,305	4.4%	19.13
2015	11	30,760	1.4%	526,334	1.6%	17.11
Thereafter	99	1,893,084	83.3%	25,384,168	77.5%	13.41

Leased Total	227	2,272,769	100.0%	$32,754,387	100.0%	$14.41

(a)	Represents the base rent in place at the time of lease expiration.
(b)	Includes month-to-month leases.

Item 3. Legal Proceedings

We are not a party to, and none of our properties is subject to, any material pending legal proceedings.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Stockholders

As of March 25, 2011, we had 8,622 stockholders of record.

Distributions

We currently pay distributions based on daily record dates, payable monthly in arrears. The distributions that we currently pay are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share. During the years ended December 31, 2010 and 2009, we paid cash distributions, which were paid monthly in arrears to stockholders, totaling $7,031,118 and $96,035, respectively. These distributions were funded entirely during 2009 and in part during 2010, from capital contributions from our Sponsor. For federal income tax purposes for the years ended December 31, 2010 and 2009, 19% and 100% of the distributions constituted a non-dividend distribution, respectively.

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

The table below outlines the shares of common stock we repurchased pursuant to our share repurchase program during the quarter ended December 31, 2010.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2010	—	$—	—		(1)
November 2010	17,095	$9.56	17,095		(1)
December 2010	6,892	$9.24	6,892		(1)

Total	23,987		23,987		(1)

(1)	A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.

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

As of December 31, 2010, we had sold the following securities in our Offering for the following aggregate offering prices:

•	25,650,543 shares, equal to $254,995,942 in aggregate gross offering proceeds, in our “best efforts” offering; and

•	480,715 shares, equal to $4,566,789 in aggregate gross offering proceeds, pursuant to the DRP.

As of December 31, 2010, we have incurred the following costs in connection with the Offering:

Type of Costs	Amount
Offering costs to related parties (1)	$25,361,709
Offering costs paid to non-related parties	5,272,199

Total offering costs	$30,633,908

(1)	“Offering costs to related parties” includes selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through December 31, 2010, the net offering proceeds to us from the Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $228,928,823. As of December 31, 2010, we had used $168,225,629 of these net proceeds to purchase interests in real estate and $5,716,275 to invest in marketable securities. The remaining net proceeds were held as cash at December 31, 2010 and were subsequently used to purchase interests in real estate.

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

Item 6. Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this report.

	December 31, 2010	December 31, 2009	December 31, 2008
Total assets	$450,114,435	$26,439,298	$1,298,961
Mortgages, credit facility and securities margins payable	$192,871,495	$—	$—

	For the year ended December 31, 2010	For the year ended December 31, 2009	Period from June 30, 2008 (inception) through December 31, 2008
Total income	$18,198,452	$96,243	$—
Net loss attributable to common stockholders	$(1,742,989)	$(296,933)	$(69,574)
Net loss attributable to common stockholders per common share, basic and diluted (a)	$(0.13)	$(0.81)	$(3.48)
Distributions declared to common stockholders	$8,203,372	$212,414	$—
Distributions per weighted average common share (a)	$0.60	$0.15	$—
Funds From Operations (a)(b)	$3,910,770	$(268,314)	$(69,574)
Cash flows provided by (used in) operating activities	$2,657,924	$(341,922)	$(34,429)
Cash flows used in investing activities	$(346,755,583)	$(9,691,004)	$—
Cash flows provided by financing activities	$369,262,054	$25,369,336	$434,227
Weighted average number of common shares outstanding, basic and diluted	13,671,936	367,888	20,000

(a)	The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the years ended December 31, 2010 and 2009 and the period June 30, 2008 through December 31, 2008, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year ended or period. See Footnote (b) below for information regarding our calculation of FFO.
(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations and other measures determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations also as determined under U.S. GAAP. One non-U.S. GAAP measure that we consider due to the certain unique operating characteristics of real estate companies is known as “Funds from Operations, or “FFO”. The National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, promulgates this measure which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs. Additionally, we compute FFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives. FFO is calculated as follows:

	Year ended December 31, 2010	Year ended December 31, 2009	Period from June 30, 2008 through December 31, 2008
Net loss attributable to common stockholders	$(1,742,989)	$(296,933)	$(69,574)
Add: Depreciation and amortization related to investment properties	5,669,357	28,619	—
Less: Noncontrolling interest’s share of depreciation and amortization related to investment properties	(15,598)	—	—

Funds from operations	$3,910,770	$(268,314)	$(69,574)

Funds from operations attributable to common stockholders per common share, basic and diluted	$0.29	$(0.73)	$(3.48)

Weighted average number of common shares outstanding, basic and diluted	13,671,936	367,888	20,000

Funds from Operations

For the years ended December 31, 2010 and 2009 and the period from June 30, 2008 through December 31, 2008, our funds from operations were $3,910,770, ($268,314) and ($69,574), respectively. The increase in 2010 compared to 2009 and 2008 was mainly due to the growth of our portfolio and related property operations in 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	we have a limited operating history and are subject to all of the business risks and uncertainties associated with any new business;

•	our investment policies and strategies are very broad and permit us to invest in numerous types of commercial real estate;

•	the number and type of real estate assets we acquire will depend on the proceeds raised in our public offering;

•	the amount and timing of distributions may vary, and there is no assurance that we will be able to continue paying distributions in any particular amount, if at all;

•	no public market currently exists, and one may never exist, for our shares, and we are not required to liquidate;

•	we may borrow up to 300% of our net assets, and principal and interest payments will reduce the funds available for distribution;

•	we do not have employees and rely on our business manager and real estate managers to manage our business and assets;

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

The following discussion and analysis relates to the years ended December 31, 2010 and 2009, and the period from June 30, 2008 (inception) through December 31, 2008 and as of December 31, 2010, 2009 and 2008. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are a Maryland corporation sponsored by IREIC and formed to acquire and develop commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans made to third parties or to related parties of, or entities sponsored by, IREIC. Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders. At December 31, 2010, the Company owned 25 retail properties, two office properties totaling 2,432,428 square feet and one multi-family property totaling 300 units with a weighted average physical and economic occupancy of 93% and 97%, respectively.

On August 24, 2009, we commenced an Offering of 500,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation. We also are offering up to 50,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our DRP. We elected to be taxed as a REIT commencing with the tax year ended December 31, 2009 and intend to continue to qualify as a REIT for federal income tax purposes.

2010 Company Highlights

In 2010, we completed our first full year of operations and continued to increase our portfolio through the acquisition of well leased, high quality real estate. Specific 2010 achievements include:

•	Acquiring 27 properties totaling 2,337,136 square feet for approximately $356.4 million in real estate investment.

•	Financing 16 properties through borrowing or assuming approximately $205.4 million in secured first mortgages.

•	Closing on a $25.0 million line of credit designed to give us short-term financing flexibility to timely close properties in our acquisition pipeline.

•	Declaring monthly distributions totaling $0.60 per share on an annualized basis.

•	Generating gross proceeds (excluding DRP proceeds) totaling approximately $225.8 million from our Offering.

Liquidity and Capital Resources

Our principal demands for funds are to acquire real estate assets, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders. We generally seek to fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions have been and will continue to be funded primarily from the sale of our shares, including through our distribution reinvestment plan, as well as financing that is obtained concurrent with or subsequent to an acquisition. Our Business Manager, its acquisition group, Inland Diversified Real Estate Acquisitions, Inc., and IREA, evaluate all of our potential acquisitions and negotiate with sellers and lenders on our behalf. Pending investment in real estate assets, we temporarily invest proceeds from the Offering in investments that yield lower returns than those earned on real estate assets.

Potential future sources of liquidity include proceeds from secured or unsecured financings from banks or other lenders, proceeds from lines of credit from banks or other lenders, and undistributed cash flow from operations.

As of December 31, 2010, the Offering had generated proceeds, net of issuer costs and commissions, the marketing contribution, due diligence expense reimbursements, and other offering related costs, the majority of which are reallowed to third party soliciting dealers, totaling $228,839,297.

Our current liquidity needs have primarily been to purchase investment properties and to pay distributions, general and administrative expenses and offering costs. The Company funded the purchase of its investment properties through a combination of proceeds from the Offering and financing secured by the properties. A portion of our distributions have been funded from monies provided by our Sponsor. For U.S. GAAP purposes, these monies have been treated as capital contributions from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares for our common stock for making any of these contributions. The remaining portion of our distributions was funded from cash flows from operations.

Until we generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions, some or all of our distributions may be paid from advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fee, or waives its right to be reimbursed for certain expenses. A deferral, accrual or waiver of any fee or reimbursement owed to our Business Manager has the effect of increasing cash flow from operations for the relevant period because we do not have to use cash to pay any fee or reimbursement which was deferred, accrued or waived during the relevant period. We will, however, use cash at some point in the future to pay any fee or reimbursement that was deferred or accrued. There is no assurance that these other sources will be available to fund distributions in the future.

As of December 31, 2010 and 2009, the Company owed $4,138,818 and $2,460,161, respectively, to our Sponsor and its affiliates related to advances from these parties used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company generally intends to repay.

Cash Flow Analysis

	For the year ended December 31, 2010	For the year ended December 31, 2009	June 30, 2008 (inception) through December 31, 2008
Net cash flows provided by (used in) operating activities	$2,657,924	$(341,922)	$(34,429)
Net cash flows used in investing activities	$(346,755,583)	$(9,691,004)	$—
Net cash flows provided by financing activities	$369,262,054	$25,369,336	$434,227

Net cash provided by (used in) operating activities were $2,657,924, ($341,922), and ($34,429) for the years ended December 31, 2010 and 2009, and the period June 30, 2008 (inception) through December 31, 2008, respectively. These funds were generated primarily from property operations from our real estate portfolio and interest and dividends earned on our marketable securities and bank accounts. The increase from 2008 to 2010 is due to the growth of our real estate portfolio and related property operations in 2010.

Net cash flows used in investing activities were $346,755,583, $9,691,004 and $0 for the years ended December 31, 2010 and 2009, and the period June 30, 2008 (inception) through December 31, 2008, respectively. We used $330,530,362 and $9,611,879 during the years ended December 31, 2010 and 2009, respectively to purchase properties, $5,713,744 to purchase marketable securities in 2010, and in 2010, $8,852,540 to fund restricted escrows required by our lenders related to certain property financing and potential earnout payments. Generally, these escrows are to be used for future capital expenditures, such as tenant improvements and leasing commissions, earnout payments, or as additional collateral for our mortgages. Our lenders control the timing of the release of these escrows which may impact the availability of the funds for future use. The increase in net cash flows used in investing activities from 2008 to 2010 is due to the growth of our real estate portfolio and acquisition activity in 2010.

Net cash flows provided by financing activities were $369,262,054, $25,369,336 and $434,227 for the years ended December 31, 2010 and 2009, and the period June 30, 2008 (inception) through December 31, 2008, respectively. Of these amounts, net cash flows from financing activities of $230,367,968, $29,194,763, and $200,000, respectively, resulted from the sale of our stock and our DRP. We generated $195,058,758 in 2010 from loan proceeds from borrowings secured by properties in our portfolio, our line of credit facility and margin on our securities portfolio. We used $24,304,807, $5,155,077 and $796,880, respectively, to pay offering costs. We also used $24,309,317 in 2010 to pay principal payments of mortgage debt, pay down our line of credit and margin liabilities on our securities portfolio. We used $3,025,875, $20,000, and $0, respectively, to pay loan fee fees and deposits related to financing related to our closed and potential acquisitions. The increase from 2008 to 2010 is mainly due to a full year of our Offering and securing borrowings related to our investment properties in 2010.

During the years ended December 31, 2010 and 2009, we paid distributions in the amount of $7,031,118 and $96,035, respectively, of which $2,889,277 and $96,035, respectively, were funded from monies contributed by our Sponsor. The remaining portion of our 2010 distributions was funded from cash flows from operations and advances by our Sponsor which were forgiven and treated as a capital contribution in 2011, see table below. For U.S. GAAP purposes, the monies contributed by our Sponsor have been treated as capital contributions from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. Our Sponsor previously invested $200,000 at the time of our formation. We did not use any of this initial $200,000 contribution to fund these distributions. There is no assurance that our Sponsor will continue to contribute monies to fund future distributions if cash flows from operations or borrowings are not sufficient to cover them. The amount and timing of distributions may vary and there is no assurance that we will continue to pay distributions at the existing rate, if at all.

A summary of the distributions declared, distributions paid and cash flows used in operations for the year ended December 31, 2010 and 2009 follows:

			Distributions Paid
Year Ended December 31,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Contributions by IREIC
2010	8,203,372	0.60	2,530,117	4,501,001	7,031,118	2,657,924	2,889,277	(3)
2009 (2)	212,414	0.15	30,249	65,787	96,035	(341,922)	96,035

(1)	Assumes a share was issued and outstanding each day during the year.
(2)	Fourth quarter 2009 was the first quarter in which distributions were declared and paid.
(3)	During 2010, IREIC contributed $2,889,277 to fund payment of distributions. Subsequently, on March 10, 2011, IREIC forgave $1.5 million in liabilities related to non interest bearing advances that were previously funded to the Company. For U.S. GAAP purposes, this forgiveness of debt will be treated as capital contribution from our Sponsor although our Sponsor has not received, and will not receive, any additional shares of our common stock for making this contribution.

Results of Operations

The following discussion is based primarily on our consolidated financial statements for the years ended December 31, 2010 and 2009 and the period from June 30, 2008 (inception) through December 31, 2008.

Comparison of the years ended December 31, 2010 and 2009

For the years ended December 31, 2010 and 2009, our net loss attributable to common stockholders was $1,742,989 and $296,933, respectively, and included the following components:

Gross revenue for the years ended December 31, 2010 and 2009 totaled $18,198,452 and $96,243, respectively. The increase in 2010 is due to the 27 property acquisitions compared to one in 2009.

Property operating expenses and real estate taxes for the years ended December 31, 2010 and 2009 totaled $5,583,053 and $34,173, respectively, and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. The increase in 2010 is due to the 27 property acquisitions compared to one in 2009.

General and administrative expenses during the years ended December 31, 2010 and 2009 totaled $1,872,417 and $223,090, respectively. These costs primarily consisted of legal, audit and other professional fees, insurance, board of director fees, as well as certain salary, information technology and other administrative cost reimbursements paid to our Business Manager and affiliates. These results increased compared to year ended December 31, 2009 due to the growth of the operations of the Company and a related increase in operating costs.

Acquisition related costs during the years ended December 31, 2010 and 2009 totaled $1,953,181 and $50,288, respectively, and relate to acquisition, dead deal and transaction related costs to both closed and potential transactions. These costs mainly include third-party due diligence costs such as appraisals, environmental studies, legal fees as well as time and travel expense reimbursements to affiliates. We do not pay acquisition fees to our Business Manager or its affiliates. The increase compared to the year ended December 31, 2009 relates to increased acquisition activity in 2010.

Organizational costs for the year ended December 31, 2009 totaled $60,042 and related to formation costs for the Company. No organizational costs were incurred in 2010.

Depreciation and amortization expenses for the years ended December 31, 2010 and 2009 totaled $5,669,357 and $28,619, respectively, and consisted of depreciation on our investment properties and amortization expense resulting from the amortization of acquired lease intangible assets. The increase in 2010 is due to the 27 property acquisitions compared to one in 2009.

Interest and dividend income for the years ended December 31, 2010 and 2009 totaled $358,243 and $3,036, respectively. This interest and dividend income was earned from the short term investment of our cash and interest and dividends earned on our marketable securities portfolio. The increase was mainly due to an increase in average cash balances and the purchase of marketable securities in 2010. There were no such purchases in 2009.

Interest expense for the years ended December 31, 2010 and 2009 totaled $4,522,070 and $0, respectively and was primarily related to mortgage borrowings secured by the properties in our portfolio. We incurred no interest expense in the year ended December 31, 2009 as we had no borrowings outstanding as of December 31, 2009. As of December 31, 2010, our weighted average stated interest rate was 5.16% per annum.

Noncontrolling interest represents the interests of a third party in the Temple Terrace consolidated joint venture which was formed in the third quarter of 2010.

Comparison of the year ended December 31, 2009 and the period from June 30, 2008 (inception) through December 31, 2008

Although our results of operations include income and expenses incurred for the year ended December 31. 2009, we did not purchase our first property until December 11, 2009. Our net loss attributable to common stockholders was $296,933 and $69,574 for 2009 and 2008, respectively, and included the following components for the applicable periods.

Gross revenue for year ended December 31, 2009 totaled $96,243 which consisted of $64,175 in tenant rental income and $32,068 in property operating expense recoveries from tenants. Property operating expenses and real estate taxes for 2009 totaled $34,173 and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance and other maintenance costs.

Organizational expenses for year ended December 31, 2009 and the period from June 30, 2008 through December 31, 2008 totaled $60,042 and 22,988, respectively, and primarily consisted of legal and other costs to form the Company.

General and administrative expenses for year ended December 31, 2009 and the period from June 30, 2008 through December 31, 2008 totaled $223,090 and $46,586, respectively, and primarily consisted of legal, audit and other professional fees, insurance, board of director fees, as well as certain salary, information technology and other administrative cost reimbursements paid to our Business Manager and affiliates.

Acquisition related costs for year ended December 31, 2009 totaled $50,288, and relate to acquisition, dead deal and transaction related costs to both closed and potential transactions. These costs mainly include third-party due diligence costs such as appraisals, environmental studies, legal fees as well as time and travel expense reimbursements to affiliates. We do not pay acquisition fees to our business manager or its affiliates.

Depreciation and amortization expenses for year ended December 31, 2009 totaled $28,619 and are a result of depreciation on our investment property in the amount of $16,714 and amortization expense resulting from the amortization of acquired lease intangible assets totaling $11,905.

Interest income for year ended December 31, 2009 totaled $3,036 and was earned from the short term investment of our cash.

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

Each property is owned by a separate legal entity which maintains its own books and financial records.

Offering and Organizational Costs

Costs associated with the Offering will be deferred and charged against the gross proceeds of the Offering upon the sale of shares. Formation and organizational costs will be expensed as incurred.

Cash and Cash Equivalents

We consider all demand deposits and money market accounts and all short-term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there will be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We believe that the risk is not significant, as we do not anticipate the financial institutions’ non-performance.

Restricted Cash and Escrows

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets, consist of funds received from investors relating to shares of the Company to be purchased by such investors. Restricted escrows primarily consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts.

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

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursement.

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

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income. Acquired in-place lease costs and other leasing costs are amortized on a straight-line basis over the weighted-average remaining lease term as a component of amortization expense.

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

Acquisition of Investment Properties

We are required to determine the total purchase price of each acquired investment property, which includes estimating any contingent consideration to be paid or received in future periods. We are required to allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we are required to allocate a portion of the purchase price to the value of customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition or other market sources as the basis for the allocation to land and building and improvements.

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

We estimate the future undiscounted cash flows based on our intent as follows: (i) for real estate properties that we intend to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property and termination value; and (ii) for real estate properties that we intend to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However assumptions and estimates about future cash flows, including comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions which impact the discounted cash flow approach to determine value, are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties.

In addition, we evaluate our equity method investments for impairment indicators. The valuation analysis considers the investment positions in relation to the underlying business and activities of our investments.

Impairment of Marketable Securities

We assess our investments in marketable securities for changes in the market value of the investments. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary, will result in an impairment to reduce the carrying amount to fair value. The impairment will be charged to earnings and a new cost basis for the security will be established. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. We consider the following factors in evaluating our securities for impairments that are other than temporary:

•	declines in REIT stocks and the stock market relative to our marketable security positions;

•	the estimated net asset value (“NAV”) of the companies we invest in relative to their current market prices;

•	future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and

•	duration of the decline in the value of the securities.

Partially-Owned Entities

We consolidate the operations of a joint venture if we determine that we are either the primary beneficiary of a variable interest entity (VIE) or have substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity. When we consolidate an entity, the assets, liabilities and results of operations will be included in our consolidated financial statements.

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting. Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations would be reflected as equity in earnings (loss) on unconsolidated joint ventures on our consolidated statements of operations and other comprehensive income. Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

REIT Status

We have qualified and have elected to be taxed as a REIT beginning with the tax year ended December 31, 2009. In order to qualify as a REIT, we are required to distribute at least 90% of our annual taxable income, subject to certain adjustments, to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates.

Contractual Obligations

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of December 31, 2010.

	Payments due by period
	Total	2011	2012/2013	2014/2015	2016 and Thereafter
Principal payments on long-term debt (1)	$184,193,320	$14,707,112	$427,719	$85,902,590	$83,155,899
Interest payments on long-term debt	56,160,969	9,310,882	17,129,415	14,945,677	14,744,995
Credit facility (2)	7,000,000	—	7,000,000	—	—
Securities margin payable	1,506,867	1,506,867	—	—	—

Total	$248,861,156	$25,524,861	$24,557,134	$100,848,267	$97,900,894

(1)	The long-term debt obligations excludes mortgage premiums associated with debt assumed at acquisition of which a premium of $171,308, net of accumulated amortization, is outstanding as of December 31, 2010.
(2)	On January 5, 2011, the outstanding principal balance of $7,000,000 was repaid to the lender.

As of December 31, 2010, we had outstanding commitments to fund approximately $8,955,000 into the Temple Terrace joint venture for a redevelopment project. We intend to fund these outstanding commitments with proceeds from our Offering.

We provided a partial guarantee on two loans of our subsidiaries making these loans recourse for 50% of the unpaid principal from time to time and 100% of unpaid interest. As of December 31, 2010, the outstanding principal balance on these two loans totaled $40,500,000.

From time to time we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of December 31, 2010, we had a liability of $12,904,371 recorded on the consolidated balance sheet in relation to the earnouts.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

We have evaluated events and transactions that have occurred subsequent to December 31, 2010 for potential recognition and disclosure in the consolidated financial statements in this Annual Report.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2011 through the close of business on March 31, 2011. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•

In January 2011, total distributions declared for the month of December 2010 were paid in the amount equal to $1,288,633, of which $478,335 was paid in cash and $810,298 was reinvested through the Company’s DRP, resulting in the issuance of an additional 85,295 shares of common stock.

•

In February 2011, total distributions declared for the month of January 2011 were paid in the amount equal to $1,399,913, of which $517,788 was paid in cash and $882,125 was reinvested through the Company’s DRP, resulting in the issuance of an additional 92,855 shares of common stock.

•

In March 2011, total distributions declared for the month of February 2011 were paid in the amount equal to $1,385,503 of which $515,521 was paid in cash and $869,982 was reinvested through the Company’s DRP, resulting in the issuance of an additional 91,577 shares of common stock.

On February 25, 2011, our wholly owned subsidiary formed for this purpose, acquired a fee simple interest in a 97,011 square foot center known as Waxahachie Crossing located in Waxahachie, Texas. We purchased this property from an unaffiliated third party for $15.5 million. Concurrent with closing, we entered into a $7.75 million loan secured by a first mortgage on the property. This loan bears interest at a fixed rate equal to 5.55% per annum, and matures on March 1, 2021.

On March 10, 2011, IREIC forgave $1,500,000 in liabilities related to non interest bearing advances that were previously funded to the Company. For U.S. GAAP purposes, this forgiveness of debt will be treated as capital contribution from our Sponsor although our Sponsor has not received, and will not receive, any additional shares of our common stock for making this contribution.

On March 4, 2011, our wholly owned subsidiary, entered into a $8.38 million loan secured by a first mortgage on the Lima Marketplace property, located in Fort Wayne, Indiana which was acquired in December 2010. This loan bears interest at a fixed rate equal to 5.80% per annum, and matures on April 1, 2021.

On March 9, 2011, our wholly owned subsidiary acquired a fee simple interest in a 180,758 square foot retail property known as Village at Bay Park located in Ashwaubenon, Wisconsin, for a purchase price equal to approximately $16.7 million.

On March 11, 2011, two wholly owned subsidiaries acquired fee simple interests in two retail centers, a 168,814 square foot center known as Prattville Town Center located in Prattville, Alabama and a 133,674 square foot center known as Northcrest Shopping Center, located in Charlotte, North Carolina, together referred to as the “Collett Portfolio.” We purchased these properties for approximately $54.0 million. However, spaces totaling 20,294 square feet at Prattville Town Center and spaces totaling 31,625 square feet at Northcrest Shopping Center are subject to earnout closings aggregating $2.7 million and $8.9 million, respectively. We will not be required to pay the earnouts on these spaces unless the spaces are leased, or the tenants are paying full rent, as the case may be, pursuant to the parameters set forth in the purchase agreement within thirty-six months of closing.

On March 11, 2011, our wholly-owned subsidiary entered into a $9.35 million interest rate swap associated with the variable rate debt on the Kohl’s Bend River Promenade property. We will be making the fixed-rate payment over the life of the agreement and the counterparty will be paying us the variable rate payment. This swap bears interest at a fixed rate equal to 5.01% per annum, and matures on November 5, 2015.

On March 15, 2011, we entered into an amendment to the Credit Facility to increase the borrowing capacity from $25.0 million to $50.0 million. We will continue to have the right, provided no default has occurred and is continuing, to increase the aggregate capacity to $150.0 million. All other material terms under the Credit Facility remain unchanged.

On March 25, 2011, our wholly-owned subsidiary acquired a fee simple interest in a 409,747 square foot retail center known as Landstown Commons Shopping Center, located in Virginia Beach, Virginia. We purchased this property from an unaffiliated third party for $91.2 million. Concurrent with closing, we entered into a $68.4 million loan secured by a first mortgage on the property. This loan bears interest at a variable rate currently equal to 3.26% per annum, and has a one-year term and a one-year extension option.

As of March 25, 2010, we have raised total equity, net of commissions, marketing contribution, and due diligence expense reimbursements, of approximately $305.0 million and have issued approximately 33.8 million shares of common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We currently have limited exposure to financial market risks. In addition, as all long-term debt as of December 31, 2010 except one mortgage payable and the Credit Facility is at a fixed rate, the Company’s exposure to interest rate changes is limited. As of December 31, 2010, we had outstanding mortgage debt totaling $184,193,320 secured by mortgages on 16 of our properties at a weighted average interest rate equal to 5.16% per annum and a weighted average maturity of 5.8 years.

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

Securities Price Risk

Securities price risk is risk that we will incur economic losses due to adverse changes in equity and debt security prices. Our exposure to changes in equity and debt security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, and general market conditions. Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security pricing risk.

While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities and debt held by us would have on the value of the total assets and our book value of as of December 31, 2010.

	Cost	Fair Value	Hypothetical 10% Decrease in Market Value	Hypothetical 10% Increase in Market Value
Equity securities	$3,641,275	$3,822,500	$3,440,250	$4,204,750
Debt securities	2,004,958	1,987,874	1,789,087	2,186,662

Marketable securities	$5,646,233	$5,810,374	$5,229,337	$6,391,412

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Index

Item 8. Consolidated Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	54

Financial Statements:

Consolidated Balance Sheets at December 31, 2010 and 2009	55

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2010 and 2009 and the period from June 30, 2008 (inception) through December 31, 2008	56

Consolidated Statements of Equity for the years ended December 31, 2010 and 2009 and the period from June 30, 2008 (inception) through December 31, 2008	58

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period from June 30, 2008 (inception) through December 31, 2008	59

Notes to Consolidated Financial Statements	61

Real Estate and Accumulated Depreciation (Schedule III)	83

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Diversified Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Diversified Real Estate Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, equity, and cash flows for the years ended December 31, 2010 and 2009 and the period from June 30, 2008 (inception) through December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III. These consolidated financial statements are the responsibility of the management of Inland Diversified Real Estate Trust, Inc. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Diversified Real Estate Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009 and the period from June 30, 2008 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

March 30, 2011

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Assets:
Investment properties (note 3):
Land	$86,662,482	$2,500,000
Building and improvements	227,681,929	5,654,068
Construction in progress	2,394,327	—

Total	316,738,738	8,154,068
Less accumulated depreciation	(3,328,937)	(16,714)

Net investment properties	313,409,801	8,137,354
Cash and cash equivalents	40,900,603	15,736,208
Restricted cash and escrows (note 2)	9,597,135	79,404
Investment in marketable securities (note 6)	5,810,374	—
Investment in unconsolidated entities (notes 5 and 8)	189,861	188,500
Accounts and rents receivable (net of allowance of $258,938 and $0)	2,307,605	17,211
Acquired lease intangibles, net (note 2)	73,778,189	2,041,780
Deferred costs, net	2,861,863	20,000
Other assets	1,259,004	218,841

Total assets	$450,114,435	$26,439,298

Liabilities and Equity
Liabilities:
Mortgages, credit facility and securities margins payable (note 9)	$192,871,495	$—
Accrued offering expenses	234,629	267,036
Accounts payable and accrued expenses	1,290,000	201,848
Distributions payable	1,288,633	116,379
Accrued real estate taxes payable	783,275	—
Deferred investment property acquisition obligations (note 13)	12,904,371	—
Other liabilities	1,979,828	106,845
Acquired below market lease intangibles, net (note 2)	8,674,351	509,145
Due to related parties (notes 8 and 15)	4,138,818	2,460,161

Total liabilities	224,165,400	3,661,414

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 2,460,000,000 shares authorized, 26,120,871 and 2,958,096 shares issued and outstanding as of December 31, 2010 and 2009, respectively	26,121	2,958
Additional paid in capital, net of offering costs of $30,633,908 and $6,218,993 as of December 31, 2010 and 2009, respectively	231,881,728	23,353,847
Accumulated distributions and net loss	(10,525,282)	(578,921)
Accumulated other comprehensive income	164,141	—

Total Company stockholders’ equity	221,546,708	22,777,884
Noncontrolling interests	4,402,327	—

Total equity	225,949,035	22,777,884

Total liabilities and equity	$450,114,435	$26,439,298

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Income

	Year ended December 31, 2010	Year ended December 31, 2009	Period from June 30, 2008 (inception) through December 31, 2008
Income:
Rental income	$14,323,524	$64,175	$—
Tenant recovery income	3,282,089	32,068	—
Other property income	592,839	—	—

Total income	18,198,452	96,243	—

Expenses:
Organizational costs	—	60,042	22,988
General and administrative expenses	1,872,417	223,090	46,586
Acquisition related costs	1,953,181	50,288	—
Property operating expenses	3,321,058	21,838	—
Real estate taxes	2,261,995	12,335	—
Depreciation and amortization	5,669,357	28,619	—
Business management fee—related party (note 8)	602,802	—	—

Total expenses	15,680,810	396,212	69,574

Operating income (loss)	2,517,642	(299,969)	(69,574)
Interest and dividend income	358,243	3,036	—
Realized loss on investment securities	(2,532)	—	—
Interest expense	(4,522,070)	—	—
Equity in income of unconsolidated entities	1,361	—	—

Net loss	(1,647,356)	(296,933)	(69,574)
Less: net income attributable to noncontrolling interests	(95,633)	—	—

Net loss attributable to common stockholders	$(1,742,989)	$(296,933)	$(69,574)

Net loss attributable to common stockholders per common share, basic and diluted (note 12)	$(0.13)	$(0.81)	$(3.48)

Weighted average number of common shares outstanding, basic and diluted	13,671,936	367,888	20,000

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Income

(continued)

	Year ended December 31, 2010	Year ended December 31, 2009	Period from June 30, 2008 (inception) through December 31, 2008
Comprehensive income (loss):
Net loss	$(1,647,356)	$(296,933)	$(69,574)
Other comprehensive income:
Unrealized gain on investment securities	161,609	—	—
Loss reclassified into earnings from other comprehensive income	2,532	—	—

Comprehensive loss	(1,483,215)	(296,933)	(69,574)
Less: comprehensive income attributable to noncontrolling interests	(95,633)	—	—

Comprehensive loss attributable to common stockholders	$(1,578,848)	$(296,933)	$(69,574)

See accompanying notes to consolidated financial statements.

Inland Diversified Real Estate Trust, Inc.

Consolidated Statements of Equity

For the years ended December 31, 2010 and 2009 and the period from June 30, 2008 (inception) through December 31, 2008

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at June 30, 2008	—	$—	$—	$—	$—	$—	$—
Proceeds from offering	20,000	20	199,980	—	—	—	200,000
Net loss	—	—	—	(69,574)	—	—	(69,574)

Balance at December 31, 2008	20,000	$20	$199,980	$(69,574)	$—	$—	$130,426
Distributions declared	—	—	—	(212,414)	—	—	(212,414)
Proceeds from offering	2,931,171	2,931	29,211,045	—	—	—	29,213,976
Offering costs	—	—	(6,218,993)	—	—	—	(6,218,993)
Proceeds from distribution reinvestment program	6,925	7	65,780	—	—	—	65,787
Contributions from sponsor (note 8)	—	—	96,035	—	—	—	96,035
Net loss	—	—	—	(296,933)	—	—	(296,933)

Balance at December 31, 2009	2,958,096	$2,958	$23,353,847	$(578,921)	$—	$—	$22,777,884
Distributions declared	—	—	—	(8,203,372)	—	—	(8,203,372)
Proceeds from offering	22,719,372	22,719	225,759,247	—	—	—	225,781,966
Offering costs	—	—	(24,414,915)	—	—	—	(24,414,915)
Proceeds from distribution reinvestment program	473,790	474	4,500,528	—	—	—	4,501,002
Shares repurchased (note 8)	(30,387)	(30)	(289,496)	—	—	—	(289,526)
Discounts on shares issued to Affiliates (note 8)	—	—	83,240	—	—	—	83,240
Contributions from sponsor (note 8)	—	—	2,889,277	—	—	—	2,889,277
Contributions from noncontrolling interests	—	—	—	—	—	4,400,000	4,400,000
Distributions to noncontrolling interests	—	—	—	—	—	(93,306)	(93,306)
Unrealized gain on investment securities	—	—	—	—	161,609	—	161,609
Loss reclassified into earnings from other comprehensive income	—	—	—	—	2,532	—	2,532
Net (loss) income	—	—	—	(1,742,989)	—	95,633	(1,647,356)

Balance at December 31, 2010	26,120,871	$26,121	$231,881,728	$(10,525,282)	$164,141	$4,402,327	$225,949,035

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

	Year ended December 31, 2010	Year ended December 31, 2009	Period from June 30, 2008 (inception) through December 31, 2008
Cash flows from operations:
Net loss	$(1,647,356)	$(296,933)	$(69,574)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,669,357	28,619	—
Amortization of debt premium and financing costs	79,858	—	—
Amortization of acquired above market leases	704,548	455	—
Amortization of acquired below market leases	(249,127)	(2,543)	—
Straight-line rental income	(523,810)	(5,396)	—
Equity in income of unconsolidated entities	(1,361)	—	—
Discount on shares issued to affiliates	83,240	—	—
Payment of leasing fees	(2,400)	—	—
Changes in assets and liabilities:
Restricted escrows	293,021	—	—
Accounts and rents receivable, net	(1,520,893)	(11,815)	—
Other assets	(435,032)	(123,216)	—
Accounts payable and accrued expenses	766,185	68,907	35,145
Accrued real estate taxes payable	(271,191)	—	—
Other liabilities	(1,267,737)	—	—
Due to related parties	980,622	—	—

Net cash flows provided by (used in) operating activities	2,657,924	(341,922)	(34,429)

Cash flows from investing activities:
Purchase of investment properties	(330,530,362)	(9,611,879)	—
Capital expenditures and tenant improvements	(1,617,073)	—	—
Purchase of investment securities	(5,713,744)	—	—
Sale of investment securities	67,511	—	—
Restricted escrows	(8,852,540)	—	—
Investment in unconsolidated entities	(109,375)	(79,125)	—

Net cash flows used in investing activities	(346,755,583)	(9,691,004)	—

Cash flows from financing activities:
Proceeds from offering	225,866,966	29,128,976	200,000
Proceeds from the dividend reinvestment program	4,501,002	65,787	—
Shares repurchased	(289,526)	—	—
Payment of offering costs	(24,304,807)	(5,155,077)	(796,880)
Proceeds from mortgages payable	183,415,000	—	—
Principal payments of mortgage debt	(21,172,426)	—	—
Proceeds from credit facility	10,000,000	—	—
Principal payments on credit facility	(3,000,000)	—	—
Proceeds from securities margin debt	1,643,758	—	—
Principal payments on securities margin debt	(136,891)	—	—
Payment of loan fees and deposits	(3,025,875)	(20,000)	—
Distributions paid	(7,031,118)	(96,035)	—
Distributions paid to noncontrolling interests	(93,306)	—	—
Restricted escrows	—	(79,404)	—
Due to related parties	—	1,429,054	1,031,107
Contributions from sponsor	2,889,277	96,035	—

Net cash flows provided by financing activities	369,262,054	25,369,336	434,227

Net increase in cash and cash equivalents	25,164,395	15,336,410	399,798
Cash and cash equivalents, at beginning of period	15,736,208	399,798	—

Cash and cash equivalents, at end of period	$40,900,603	$15,736,208	$399,798

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(continued)

	Year ended December 31, 2010	Year ended December 31, 2009	Period from June 30, 2008 (inception) through December 31, 2008
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$84,162,482	$2,500,000		$—
Building and improvements	222,027,861	5,654,068		—
Construction in progress	371,632	—		—
Acquired in-place lease intangibles	58,585,156	2,000,000		—
Acquired above market lease intangibles	16,157,478	54,140		—
Acquired below market lease intangibles	(8,414,333)	(511,688)		—
Assumption of mortgage debt at acquisition	(21,950,745)	—		—
Non-cash mortgage premium	(280,323)	—		—
Tenant improvement payable	(25,720)	—		—
Deferred investment property acquisition obligations	(12,848,954)	—		—
Other liabilities	(2,940,678)	(95,266)		—
Restricted escrows	758,170	—		—
Accounts receivable	245,691	—		—
Deferred costs	2,500	—		—
Other assets	134,611	10,625		—
Accrued real estate taxes	(1,054,466)	—		—
Noncontrolling interest non-cash property contribution	(4,400,000)	—		—

Purchase of investment properties	$330,530,362	$9,611,879	$

Cash paid for interest	$3,854,203	$—		$—

Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$1,288,633	$116,379		$—

Accrued offering expenses	$234,629	$267,036		$—

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

At December 31, 2010, the Company owned 25 retail properties, two office properties and one multi-family property totaling 2,432,428 square feet and 300 units with a weighted average physical occupancy of 93% and an economic occupancy of 97%.

Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing, although they own the entire property. The Company is not obligated to pay this contingent purchase price unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreement (note 13).

(2) Summary of Significant Accounting Policies

General

The accompanying consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles (“U.S. GAAP”) and require management to make estimates and assumptions that

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Each property is owned by a separate legal entity which maintains its own books and financial records.

Offering and Organizational Costs

Costs associated with the Offering were deferred and charged against the gross proceeds of the Offering upon the sale of shares. Formation and organizational costs were expensed as incurred.

Cash and Cash Equivalents

The Company considers all demand deposits and money market accounts and all short-term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

Restricted Cash and Escrows

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors in the amounts of $279,447 and $79,404 as of December 31, 2010 and 2009, respectively, relating to shares of the Company to be purchased by such investors. Restricted escrows of $9,317,688 as of December 31, 2010 primarily consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts (note 13).

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company’s rental revenue. As of December 31, 2010, Kohl’s Department Stores, Inc. and Publix Supermarkets, Inc. accounted for approximately 13% and 9%, respectively, of annualized consolidated rental revenue. Annualized rental revenue is the monthly contractual base rent as of December 31, 2010 multiplied by twelve months. The concentration of revenues for these tenants increases the Company’s risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

Capitalization and Depreciation

Real estate acquisitions are recorded at cost less accumulated depreciation. Improvement and betterment costs are capitalized, and ordinary repairs and maintenance are expensed as incurred.

Costs in connection with the acquisition of real estate properties and businesses are expensed as incurred.

Depreciation expense is computed using the straight line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 5-15 years for furniture,

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

fixtures and equipment and site improvements. Depreciation expense was $3,312,223 and $16,714 for the years ended December 31, 2010 and 2009, respectively.

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

The Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1—Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2—Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Acquisition of Investment Properties

Upon acquisition, the Company determines the total purchase price of each property (note 3), which includes the estimated contingent consideration to be paid or received in future periods (note 13). The Company allocates the total purchase price of properties and businesses based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight line basis over the term of the related lease as an adjustment to rental

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $704,548 and $455 was recorded as a reduction to rental income for the years ended December 31, 2010 and 2009, respectively. Amortization pertaining to the below market lease value of $249,127 and $2,543 was recorded as an increase to rental income for the years ended December 31, 2010 and 2009, respectively.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight line basis over the weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $2,301,677 and $11,905 for the years ended December 31, 2010 and 2009, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the weighted-average remaining lease term. As of December 31, 2010, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2010 and 2009.

	December 31,
	2010	2009
Intangible assets:
Acquired in-place lease value	$60,585,156	$2,000,000
Acquired above market lease value	16,211,618	54,140
Accumulated amortization	(3,018,585)	(12,360)

Acquired lease intangibles, net	$73,778,189	$2,041,780

Intangible liabilities:
Acquired below market lease value	$8,926,021	$511,688
Accumulated amortization	(251,670)	(2,543)

Acquired below market lease intangibles, net	$8,674,351	$509,145

As of December 31, 2010, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 15, 13, and 29 years, respectively.

Estimated amortization expense of the respective intangible lease assets as of December 31, 2010 for each of the five succeeding years is as follows:

	In-place leases	Above market leases	Below market leases
2011	$6,066,550	$1,642,233	$523,292
2012	4,515,641	1,547,097	501,981
2013	4,515,641	1,417,780	439,099
2014	4,515,641	1,202,453	428,490
2015	4,515,641	1,172,554	362,280
Thereafter	34,142,460	8,524,498	6,419,209

Total	$58,271,574	$15,506,615	$8,674,351

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

The Company estimates the future undiscounted cash flows based on management’s intent as follows: (i) for real estate properties that the Company intends to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property and termination value; and (ii) for real estate properties that the Company intends to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However assumptions and estimates about future cash flows, including comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions which impact the discounted cash flow approach to determining value are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties.

During the years ended December 31, 2010 and 2009, the Company incurred no impairment charges.

Impairment of Marketable Securities

The Company assesses the investments in marketable securities for changes in the market value of the investments. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary will result in an impairment to reduce the carrying amount to fair value using Level 1 and 2 inputs (note 6). The impairment will be charged to earnings and a new cost basis for the security will be established. To determine whether impairment is other-than-temporary, the Company considers whether they have the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The Company considers the following factors in evaluating our securities for impairments that are other than temporary:

•	declines in the REIT and overall stock market relative to our security positions;

•	the estimated net asset value (“NAV”) of the companies it invests in relative to their current market prices;

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

•

future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and duration of the decline in the value of the securities

During the years ended December 31, 2010 and 2009, the Company incurred no other-than-temporary impairment charges.

Partially-Owned Entities

We consolidate the operations of a joint venture if we determine that we are either the primary beneficiary of a variable interest entity (“VIE”) or have substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity. When we consolidate an entity, the assets, liabilities and results of operations will be included in our consolidated financial statements.

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting. Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations would be reflected as equity in earnings (loss) on unconsolidated joint ventures on our consolidated statements of operations and other comprehensive income. Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

REIT Status

The Company has qualified and has elected to be taxed as a REIT beginning with the tax year ended December 31, 2009. In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual taxable income, subject to certain adjustments, to its stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact our REIT status. If it fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate rates.

Recent Accounting Pronouncements

Guidance issued in June 2009 amends previously issued guidance related to consolidation. These changes eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity and require companies to more frequently reassess whether they must consolidate variable interest entities. The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Changes are effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this new guidance did not have an impact on the Company’s consolidated financial statements as there are no changes to which entities are consolidated, at this time.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

(3) Acquisitions

Date Acquired	Property Name	Location	Property Segment	Square Footage/Units	Approximate Purchase Price
1st Quarter
2/18/2010	Pleasant Hill Commons	Kissimmee, FL	Retail	70,642	$12,375,000

2nd Quarter
5/14/2010	Regal Court	Shreveport, LA	Retail	363,174	43,453,000
5/27/2010	Draper Crossing (1)	Draper, UT	Retail	166,895	23,464,000
6/10/2010	Tradition Village Center	Port St. Lucie, FL	Retail	112,421	19,827,000
6/10/2010	The Landing at Tradition	Port St. Lucie, FL	Retail	359,775	53,878,000

3rd Quarter
7/1/2010	Temple Terrace (2)	Temple Terrace, FL	Retail	54,226	412,000
7/2/2010	Kohl’s at Calvine Pointe	Elk Grove, CA	Retail	89,887	21,480,000
7/15/2010	Lake City Commons	Lake City, FL	Retail	66,510	10,557,000
7/30/2010	Publix Shopping Center	St. Cloud, FL	Retail	78,820	9,363,000
8/25/2010	Kohl’s Bend River Promenade	Bend, OR	Retail	69,000	17,000,000
8/31/2010	Whispering Ridge	Omaha, NE	Retail	69,676	10,150,000
9/30/2010	Siemens’ Building	Buffalo Grove, IL	Office	105,106	20,500,000

4th Quarter
10/01/2010	The Crossings at Hillcroft	Houston, TX	Multi-Family	300 units	20,675,000
11/02/2010	Bell Oaks Shopping Center	Newburgh, IN	Retail	94,811	13,095,000
11/05/2010	Colonial Square Town Center (1)	Fort Myers, FL	Retail	272,184	27,612,000
11/05/2010	Shops at Village Walk (1)	Fort Myers, FL	Retail	78,533	10,753,000
12/06/2010	Time Warner Cable Div. HQ	East Syracuse, NY	Office	102,924	18,050,000
12/21/2010	Lima Marketplace (1)	Fort Wayne, IN	Retail	99,734	15,242,000
12/31/2010	Dollar General Portfolio (3)	Various, AL & GA	Retail	82,818	8,525,000

				2,337,136 sq. ft.
		Total		and 300 units	$356,411,000

(1)	The acquisition included an earnout component to the purchase price (note 13).
(2)	On July 1, 2010, the Company, through a wholly owned subsidiary formed for this purpose, entered into a joint venture agreement with an affiliate of The Vlass Group, LLC (“Vlass”), a real estate developer specializing in high density vertical mixed-use developments in urban settings. The purpose of the joint venture (“Temple Terrace”) is to acquire and redevelop a retail center. The center is part of a multi-phase real estate development project located in Temple Terrace, Florida. The property currently consists of 67,226 square feet which is 100% occupied. The remaining approximately 27,774 square feet which is being redeveloped will be leased during the redevelopment process or after it is completed. The Company and Vlass have 49% and 51% ownership interests, respectively, in the venture. The Company funded an initial contribution of $412,480 to purchase its 49% interest and Vlass contributed the property to the venture. The Company has contributed an additional $1,632,865 to the venture as of December 31, 2010 and has a commitment to contribute additional capital (note 13).
(3)	Portfolio totaled nine properties.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

During the year ended December 31, 2010, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $356,411,000. The Company financed these acquisitions with net proceeds from the Offering and through the borrowing of $183,415,000, secured by first mortgages on the properties, and the assumption of mortgage loans totaling a face amount of $21,981,341 and a fair value of $22,261,664.

During the years ended December 31, 2010 and 2009, the Company incurred $1,953,181 and $50,288, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition costs in the consolidated statement of operations and other comprehensive income and relate to both closed and potential transactions. These costs include third-party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates. The Company does not pay acquisition fees to its business manager or its affiliates.

For properties acquired during the year ended December 31, 2010, the Company recorded revenue of $16,653,160 and property net income of $2,076,345 not including related expensed acquisition costs.

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2010. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 13)
Pleasant Hill Commons	$5,000,000	$5,199,520	$2,175,480	$—	$—
Regal Court	6,500,000	31,305,860	6,769,396	1,284,516	—
Draper Crossing (1)	8,500,000	11,665,328	4,033,542	269,501	434,000
Tradition Village Center	4,400,000	12,702,079	3,657,084	891,131	—
The Landing at Tradition	21,090,000	25,185,314	11,790,876	4,117,126	—
Temple Terrace (2)	3,500,000	825,000	315,925	240,925	—
Kohl’s at Calvine Pointe	3,437,000	9,262,628	8,780,372	—	—
Lake City Commons	1,583,545	7,570,205	1,401,041	15,075	—
Publix Shopping Center (3)	2,065,000	6,009,000	1,194,736	8,457	—
Kohl’s Bend River Promenade	5,440,000	7,764,526	3,795,474	—	—
Whispering Ridge	2,101,439	6,444,561	1,460,852	—	—
Siemens’ Building	4,425,740	9,880,260	5,811,000	—	—
The Crossings at Hillcroft	1,240,187	17,361,715	2,067,878	—	—
Bell Oaks Shopping Center	1,800,000	9,058,414	2,647,586	454,036	—
Colonial Square Town Center	4,900,000	19,359,520	10,975,566	200,974	7,432,450
Shops at Village Walk	1,644,571	7,839,534	3,274,701	113,158	1,897,916
Time Warner Cable Div. HQ	682,000	15,408,000	1,960,000	—	—
Lima Marketplace	4,765,000	12,452,396	1,928,269	819,434	3,084,588
Dollar General Portfolio	1,088,000	6,734,001	702,856	—	—

Total	$84,162,482	$222,027,861	$74,742,634	$8,414,333	$12,848,954

(1)	Draper Crossing also included mortgage payable of $14,984,078.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(2)	Temple Terrace also included $371,632 in construction in progress and $4,400,000 in noncontrolling interest.
(3)	Publix Shopping Center also included mortgage payable of $7,277,586.

The following condensed pro forma consolidated financial statements for the year ended December 31, 2010 include pro forma adjustments related to properties listed above except the Dollar General Portfolio as the acquisition is not material to the consolidated financial statements.

The condensed pro forma consolidated financial statements for the year ended December 31, 2009 include pro forma adjustments related to Merrimack Village Center acquired in December 2009 and the properties listed above except the Dollar General Portfolio as the acquisition is not material to the consolidated financial statements.

On a pro forma basis, the Company assumes all acquisitions had been consummated as of January 1, 2010 and 2009, respectively and the common shares outstanding as of the December 31, 2010 were outstanding as of January 1, 2010 and 2009, respectively. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 2010 for the pro forma year ended December 31, 2010 and January 1, 2009 for the pro forma year ended December 31, 2009, nor does it purport to represent the results of operations for future periods.

	For the year ended December 31, 2010
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$18,198,452	$21,640,783	$39,839,235
Net loss attributable to common stockholders	$(1,742,989)	$(310,467)	$(2,053,456)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.13)		$(0.08)

Weighted average number of common shares outstanding, basic and diluted	13,671,936		26,120,871

	For the year ended December 31, 2009
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$96,243	$37,529,897	$37,626,140
Net (loss) income attributable to common stockholders	$(296,933)	$66,744	$(230,189)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.81)		$(0.01)

Weighted average number of common shares outstanding, basic and diluted	367,888		26,120,871

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(4) Operating Leases

Minimum lease payments to be received under operating leases including ground leases, and excluding the one multi-family property (lease terms of twelve-months or less) as of December 31, 2010 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2011	$30,277,643
2012	29,589,817
2013	27,943,545
2014	25,582,801
2015	24,901,357
Thereafter	174,784,902

Total	$313,080,065

The remaining lease terms range from one year to 20 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

(5) Unconsolidated Joint Venture

The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is owned in equal proportions by the Company and three other REITs sponsored by the Company’s Sponsor, Inland Real Estate Corporation, Inland Western Retail Real Estate Trust, Inc., and Inland American Real Estate Trust, Inc. and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services Inc. The Insurance Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $100,000 of property insurance and $100,000 of general liability insurance. The Company entered into the Insurance Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program. This entity is considered to be a variable interest entity (VIE) as defined in U.S. GAAP and the Company is not considered to be the primary beneficiary. Therefore, this investment is accounted for utilizing the equity method of accounting.

Joint Venture	Description	Ownership %	Investment at December 31, 2010	Investment at December 31, 2009
Oak Property & Casualty LLC	Insurance Captive	25%	$188,861	$187,500

			$188,861	$187,500

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The Company entered into a contribution agreement to pay $187,500 in twelve equal installments in exchange for a twenty-five percent membership interest in the Insurance Captive. At December 31, 2010 and 2009, $0 and $109,375 of this obligation remained unpaid, respectively, and is included in accounts payable and accrued expenses in the accompanying December 31, 2009 consolidated balance sheet.

The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. For the year ended December 31, 2010, the Company was allocated income of $1,361 from the venture.

On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1,000, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

(6) Investment in Marketable Securities

Investment in marketable securities of $5,810,374 and $0 at December 31, 2010 and 2009, respectively, consists of primarily preferred and common stock investments in other publicly traded REITs, and commercial mortgage backed securities which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. For the investment securities held as of December 31, 2010, the Company had net unrealized gains of $161,609, which have been recorded as net other comprehensive income in the accompanying consolidated statements of operations and other comprehensive income.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. For the year ended December 31, 2010, the Company had a realized loss of $2,532, which has been recorded as realized loss on investment securities in the accompanying consolidated statements of operations and other comprehensive income.

The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary, which includes determining whether for marketable securities; (1) the Company intends to sell the marketable security, and (2) it is more likely than not that the Company will be required to sell the marketable security before its anticipated recovery.

(7) Fair Value of Financial Instruments

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs (note 2). The carrying value of the Company’s mortgage debt was $184,364,628 and its estimated fair value was $181,294,417 as of December 31, 2010. The Company’s carrying amount of variable rate borrowings on the Credit Facility and margins payable approximates their fair values at December 31, 2010.

Investment in marketable securities are recorded at fair value based on combination of Level 1 and Level 2 inputs (note 2) such as quoted prices from national stock exchanges and quoted prices from third party brokers for similar assets (note 6).

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The Company’s other financial instruments include cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties. At December 31, 2010 and 2009, the carrying values of cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties approximates their estimated fair values due to the short maturity of these instruments.

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

As of December 31, 2010 and 2009, the Company owed a total of $4,138,818 and $2,460,161, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay. Also see note 15.

The following table summarizes the Company’s related party transactions for the years ended December 31, 2010 and 2009 and the period from June 30, 2008 (inception) through December 31, 2008.

		For the year ended December 31,		Period from June 30, 2008 (inception) through December 31, 2008	Unpaid amounts as of December 31,
		2010	2009		2010	2009
General and administrative:
General and administrative reimbursement	(a)	$1,172,475	$33,516	$2,366	$665,772	$10,879
Loan servicing	(b)	16,581	—	—	—	—
Affiliate share purchase discounts	(c)	83,239	—	—	—	—
Investment advisor fee	(d)	37,275	—	—	37,275	—

Total general and administrative to related parties		$1,309,570	$33,516	$2,366	$703,047	$10,879

Offering costs	(e)(f)	$22,008,569	$3,329,675	$23,465	$351,288	$208,773
Organization costs	(e)(f)	—	55,772	5,837	—	10,000
Acquisition related costs	(g)	568,301	23,432	—	239,131	1,897
Real estate management fees	(h)	775,612	—	—	—	—
Business management fee	(i)	602,802	—	—	602,802	—
Loan placement fees	(j)	260,598	—	—	—	—
Cost reimbursements	(k)	112,500	—	—	18,750	—
Sponsor non-interest bearing advances	(l)	—	—	—	2,223,800	2,228,612
Sponsor contributions to pay distributions	(m)	2,889,277	96,035	—	—	—

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(a)	The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income. A total of $665,772 and $10,879 remained unpaid as of December 31, 2010 and 2009, respectively, and are included in due to related parties on the accompanying consolidated balance sheets.
(b)	A related party of the Business Manager provides loan servicing to the Company for an annual fee equal to .03% of the first $1 billion of serviced loans and .01% for serviced loans over $1 billion. These loan servicing fees are paid monthly and are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.
(c)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 83,239 shares to related parties and recognized an expense related to these discounts of $83,239 for the year ended December 31, 2010.
(d)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities. Fees of $37,275 remain unpaid as of December 31, 2010 and are included in due to related parties in the accompanying consolidated balance sheets.
(e)	A related party of the Business Manager receives selling commissions equal to 7.5% of the sale price for each share sold and a marketing contribution equal to 2.5% of the gross offering proceeds from shares sold, the majority of which are reallowed to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds (which may, in the Company’s sole discretion, be paid or reimbursed from the marketing contribution or from issuer costs). In addition, our Sponsor, its affiliates and third parties are reimbursed for any issuer costs that they pay on our behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed as a marketing contribution, in an amount not to exceed 5% of the gross offering proceeds. The Company will not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Such costs are offset against the stockholders’ equity accounts. A total of $351,288 and $208,773 of offering costs were unpaid as of December 31, 2010 and 2009, respectively, and are included in due to related parties in the accompanying consolidated balance sheets.
(f)	As of December 31, 2010, the Company had incurred $30,633,908 of offering costs, of which $25,361,709 was paid or accrued to related parties. Pursuant to the terms of the Offering, the Business Manager has agreed to reimburse the Company all public offering and organizational expenses (excluding selling commissions and the marketing contribution) in excess of 5% of the gross proceeds of the Offering or all organization and offering expenses (including selling commissions and the marketing contribution) which together exceed 15% of gross offering proceeds. As of December 31, 2010, offering costs did not exceed the 5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Business Manager.
(g)	The Business Manager and its related parties are reimbursed for acquisition, dead deal and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets. These costs relate to both closed and potential transactions and include customary due diligence costs including time and travel expense reimbursements. The Company does not pay acquisition fees to its Business Manager or its affiliates. Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and other comprehensive income. A total of $239,131 and $1,897 remained unpaid as of December 31, 2010 and 2009, respectively, and are included in due to related parties on the accompanying consolidated balance sheets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(h)	The real estate managers, entities owned principally by individuals who are related parties of the Business Manager, receive monthly real estate management fees up to 4.5% of gross operating income (as defined), for management and leasing services. Such costs are included in property operating expenses in the accompanying consolidated statements of operations and other comprehensive income. No amounts remained unpaid as of December 31, 2010.
(i)	Subject to satisfying the criteria described below, the Company pays the Business Manager a quarterly business management fee equal to a percentage of the Company’s “average invested assets” (as defined in the Offering prospectus), calculated as follows:

(1)	if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 7% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.25% of its “average invested assets” for that prior calendar quarter;
(2)	if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 6% annualized distribution rate but less than 7% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.1875% of its “average invested assets” for that prior calendar quarter;
(3)	if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 5% annualized distribution rate but less than 6% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.125% of its “average invested assets” for that prior calendar quarter; or
(4)	if the Company does not satisfy the criteria in (1), (2) or (3) above in a particular calendar quarter just ended, it will not, except as set forth below, pay a business management fee for that prior calendar quarter.
(5)	Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time. This obligation to pay the accrued fee terminates if the Company acquires the Business Manager. For the year ended December 31, 2010, the Business Manager was entitled to a business management fee in the amount equal to $1,243,147, of which $640,345 was permanently waived and $602,802 remained unpaid and recorded in business manager management fee in the consolidated statements of operations and other comprehensive income.

Separate and distinct from any business management fee, the Company will also reimburse the Business Manager, the Real Estate Managers and their affiliates for certain expenses that they, or any related party including the Sponsor, pay or incur on its behalf including the salaries and benefits of persons employed except that the Company will not reimburse either our Business Manager or Real Estate Managers for any compensation paid to individuals who also serve as the Company’s executive officers, or the executive officers of the Business Manager, the Real Estate Managers or their affiliates; provided that, for these purposes, the secretaries will not be considered “executive officers.” These costs were recorded in general and administrative expenses in the consolidated statements of operations and other comprehensive income.

(j)	The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan it places for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.
(k)	The Company reimburses a related party of the Business Manager for costs incurred for construction oversight provided to the Company relating to its joint venture redevelopment project. These reimbursements are paid monthly during the development period. These costs are capitalized and are included in construction in progress on the accompanying consolidated balance sheet.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(l)	As of December 31, 2010 and 2009, the Company owed $2,223,800 and $2,228,612, respectively, to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of our Offering. These amounts are included in due to related parties on the accompanying consolidated balance sheets.
(m)	For the year ended December 31, 2010, the Sponsor contributed $2,889,277 to the Company to pay distributions to its stockholders. Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. In addition, the Company has not used any of the Sponsor’s initial $200,000 contribution to fund distributions. There is no assurance that our Sponsor will continue to contribute monies to fund future distributions. The Company intends to continue paying distributions for future periods in the amounts and at times as determined by our board. The amount and timing of distributions may vary. The Company may pay distributions from the proceeds generated by borrowings.

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the year ended December 31, 2010.

As of December 31, 2010, the Company had deposited cash of $3,639,836 in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

(9) Mortgages, Credit Facility, and Securities Margins Payable

As of December 31, 2010, the Company had the following mortgages payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at December 31, 2010 (a)	Notes
6/01/2015	The Landing at Tradition	4.25%	$31,000,000	(b	)
6/01/2015	Regal Court	5.30%	23,900,000	(c	)
1/01/2018	Colonial Square Town Center	5.50%	18,140,000	(d	)
12/01/2011	Draper Crossing	7.33%	14,559,658	(e	)
10/01/2017	The Crossings at Hillcroft	3.88%	11,370,000
9/01/2020	Kohl’s at Calvine Pointe	5.70%	10,500,000	(f	)
10/01/2020	Siemens’ Building	5.06%	10,250,000
6/01/2015	Tradition Village Center	4.25%	9,500,000	(b	)
11/05/2015	Kohl’s Bend River Promenade	3.02%	9,350,000	(g	)
11/01/2020	Time Warner Cable Div. HQ	5.18%	9,100,000
5/10/2014	Publix Shopping Center	5.90%	7,218,662
1/01/2018	Shops at Village Walk	5.50%	6,860,000	(d	)
6/01/2017	Pleasant Hill Commons	6.00%	6,800,000
3/01/2015	Merrimack Village Center	6.50%	5,445,000
9/01/2020	Lake City Commons	5.70%	5,200,000	(f	)
9/01/2020	Whispering Ridge	5.70%	5,000,000	(f	)

			$184,193,320

(a)	Principal balance does not include mortgage premium, net of $171,308.
(b)

Each loan bears interest at a fixed rate equal to 4.25% until May 31, 2013, 4.50% from June 1, 2013 until May 31, 2014 and 5.00% from June 1, 2014 until June 1, 2015, the maturity date. Interest expense if

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

recognized using the effective interest method based on an effective interest rate of approximately 4.44%. The Company has provided a partial guarantee on these loans making it recourse for 50% of the unpaid principal and 100% of unpaid interest.

(c)	On September 1, 2010, a principal payment was made pursuant to the loan terms to reduce the interest rate from 5.80% to 5.30%.
(d)	Mortgage payable is secured by cross-collateralized first mortgages on these two properties.
(e)	Mortgage payable was assumed from the seller at the time of closing. The Company has the right to extend the loan until December 1, 2031 at an interest rate of 9.33% or the applicable treasury rate plus 2%, whichever is greater.
(f)	Mortgage payable is secured by cross-collateralized first mortgages on these three properties.
(g)	The loan bears interest at a rate equal to thirty-day LIBOR plus 2.75%.

Mortgage loans outstanding as of December 31, 2010 were $184,193,320 and had a weighted average stated interest rate of 5.16%. There were no mortgage loans outstanding as of December 31, 2009. All of the Company’s mortgage loans are secured by the real estate assets.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2010, all of the mortgages were current in payments and the Company was in compliance with such covenants.

On November 1, 2010, we entered into a credit agreement (“Credit Facility”), under which we may borrow, on an unsecured basis, up to $25,000,000, and subsequently increased to $50,000,000 on March 15, 2011 (note 15). We have the right, provided that no default has occurred and is continuing, to increase the facility amount up to $150,000,000 with approval from the lender. The entire unpaid principal balance of all borrowings under the credit facility and all accrued and unpaid interest thereon will be due and payable in full on October 31, 2012, which date may be extended to October 31, 2013 subject to satisfaction of certain conditions, including the payment of an extension fee. We have the right to terminate the facility at any time, upon one day’s notice and the repayment of all of its obligations there under. We may borrow at rates equal to (1) the sum of (a) LIBOR, with a floor of 1.00% per annum, divided by an amount equal to one minus the then-current reserve requirement, plus (b) 3.50% per annum (referred to herein as a “LIBOR advance”) or (2) the Base Rate (as defined herein), plus a margin equal to 2.50% per annum (referred to herein as a “Base Rate advance”). As used herein, “Base Rate” means, for any day, the highest of: (i) the prime rate for that day; (ii) 2.00% per annum; (iii) the sum of the Federal Funds Effective Rate for that day plus 0.50% per annum; and (iv) the sum of LIBOR plus 1.00% per annum. We generally will be required to make interest-only payments, except that we may be required to make partial principal payments if we are unable to comply with certain debt covenants set forth in the Credit Facility. We also may, from time to time, prepay all or part of any Base Rate advance without penalty or premium, and may prepay any LIBOR advance subject to indemnifying each lender for any loss or cost incurred by it resulting therefrom. The Credit Facility requires compliance with certain covenants. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our material subsidiaries owning unencumbered properties. As of December 31, 2010, the outstanding balance on the Credit Facility was $7,000,000 and was subsequently reduced to zero on January 5, 2011.

The Company has purchased a portion of its marketable securities through margin accounts. As of December 31, 2010, the Company has recorded a payable of $1,506,867 for securities purchased on margin. The debt bears a variable interest rate. As of December 31, 2010, the interest rate was 0.6%.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The following table shows the scheduled maturities of mortgages payable, Credit Facility and securities margin payable as of December 31, 2010 and for the next five years and thereafter:

	Mortgages Payable (1)	Credit Facility (2)	Securities Margin Payable	Total
2011	$14,707,112	$—	$1,506,867	$16,213,979
2012	202,853	7,000,000	—	7,202,853
2013	224,866	—	—	224,866
2014	6,811,937	—	—	6,811,937
2015	79,090,653	—	—	79,090,653
Thereafter	83,155,899	—	—	83,155,899

Total	$184,193,320	$7,000,000	$1,506,867	$192,700,187

(1)	Excludes mortgage premiums associated with debt assumed at acquisition of which a premium of $171,308, net of accumulated amortization, is outstanding as of December 31, 2010.
(2)	On January 5, 2011, the outstanding principal balance of $7,000,000 was repaid to the lender.

(10) Income Taxes

The Company is qualified and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2009. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company had no uncertain tax positions as of December 31, 2010. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2010. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2010 and 2009. As of December 31, 2010, returns for the calendar years 2008 and 2009 remain subject to examination by U.S. and various state and local tax jurisdictions.

(11) Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share. During the years ending December 31, 2010 and 2009, the Company declared cash distributions, totaling $8,203,372 and $212,414, respectively.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(12) Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of December 31, 2010 and 2009, the Company did not have any dilutive common share equivalents outstanding.

(13) Commitments and Contingencies

As of December 31, 2010, the Company had outstanding commitments to fund approximately $8,955,000 into the Temple Terrace joint venture. The Company intends on funding these commitments with proceeds from the offering.

The acquisition of four of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from two to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has determined that the estimated fair value at December 31, 2010 of the earnout consideration payments is approximately $12,904,371. The fair value was estimated based on a variety of assumptions including lease-up period, market rents, probability of occupancy and discount rate.

Such amounts have been recorded as additional purchase price of those properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheet as of December 31, 2010. The liability increases as the anticipated payment date draws near based on a present value. Based on the estimates the Company uses, the Company increased the liability by $55,417 related to amortization expense which was recorded on the accompanying consolidated statements of operations and other comprehensive income for the year ended December 31, 2010. The Company has not made any earnout payments or changes to the underlining liability assumptions as of December 31, 2010.

The Company has provided a partial guarantee on two loans of our subsidiaries making them recourse for 50% of the unpaid principal from time to time and 100% of unpaid interest. As of December 31, 2010, the outstanding principal balance on these two loans totaled $40,500,000 (Note 9).

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

(14) Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the years ended December 31, 2010 and 2009. As the Company acquires additional properties in the future, we anticipate adding business segments and related disclosures when they become significant.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(15) Subsequent Events

The Company has evaluated events and transactions that have occurred subsequent to December 31, 2010 for potential recognition and disclosure in these consolidated financial statements.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2011 through the close of business on March 31, 2011. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•

In January 2011, total distributions declared for the month of December 2010 were paid in the amount equal to $1,288,633, of which $478,335 was paid in cash and $810,298 was reinvested through the Company’s DRP, resulting in the issuance of an additional 85,295 shares of common stock.

•

In February 2011, total distributions declared for the month of January 2011 were paid in the amount equal to $1,399,913, of which $517,788 was paid in cash and $882,125 was reinvested through the Company’s DRP, resulting in the issuance of an additional 92,855 shares of common stock.

•

In March 2011, total distributions declared for the month of February 2011 were paid in the amount equal to $1,385,503, of which $515,521 was paid in cash and $869,982 was reinvested through the Company’s DRP, resulting in the issuance of an additional 91,577 shares of common stock.

On February 25, 2011, the Company, through a wholly owned subsidiary, acquired a fee simple interest in a 97,011 square foot center known as Waxahachie Crossing located in Waxahachie, Texas. The Company purchased this property from an unaffiliated third party for $15.5 million. Concurrent with closing, the Company entered into a $7.75 million loan secured by a first mortgage on the property. This loan bears interest at a fixed rate equal to 5.55% per annum, and matures on March 1, 2021.

On March 10, 2011, IREIC forgave $1,500,000 in liabilities related to non interest bearing advances that were previously funded to the Company. For U.S. GAAP purposes, this forgiveness of debt will be treated as capital contribution from our Sponsor although our Sponsor has not received, and will not receive, any additional shares of our common stock for making this contribution.

On March 4, 2011, the Company, through a wholly owned subsidiary, entered into a $8.38 million loan secured by a first mortgage on the Lima Marketplace property, located in Fort Wayne, Indiana which was acquired in December 2010. This loan bears interest at a fixed rate equal to 5.80% per annum, and matures on April 1, 2021.

On March 9, 2011, the Company, through a wholly owned subsidiary, acquired a fee simple interest in a 180,758 square foot retail property known as Village at Bay Park located in Ashwaubenon, Wisconsin, for a purchase price equal to approximately $16.7 million.

On March 11, 2011, the Company, through two wholly owned subsidiaries acquired fee simple interests in two retail centers, a 168,814 square foot center known as Prattville Town Center located in Prattville, Alabama and a 133,674 square foot center known as Northcrest Shopping Center, located in Charlotte, North Carolina, together referred to as the “Collett Portfolio.” The Company purchased these properties for approximately $54.0 million. However, spaces totaling 20,294 square feet at Prattville Town Center and spaces totaling 31,625 square feet at Northcrest Shopping Center are subject to earnout closings aggregating $2.7 million and $8.9 million, respectively. The Company will not be required to pay the earnouts on these spaces unless the spaces are leased, or the tenants are paying full rent, as the case may be, pursuant to the parameters set forth in the purchase agreement within thirty-six months of closing.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

On March 11, 2011, the Company, through a wholly-owned subsidiary, entered into a $9.35 million interest rate swap associated with the variable rate debt on the Kohl’s Bend River Promenade property. The Company will be making the fixed-rate payment over the life of the agreement and the counterparty will be paying the Company the variable rate payment. This swap bears interest at a fixed rate equal to 5.01% per annum, and matures on November 5, 2015.

On March 15, 2011, the Company entered into an amendment to the Credit Facility to increase the borrowing capacity from $25.0 million to $50.0 million. The Company will continue to have the right, provided no default has occurred and is continuing, to increase the aggregate capacity to $150.0 million. All other material terms under the Credit Facility remain unchanged.

On March 25, 2011, the Company, through a wholly-owned subsidiary, acquired a fee simple interest in a 409,747 square foot retail center known as Landstown Commons Shopping Center, located in Virginia Beach, Virginia. The Company purchased this property from an unaffiliated third party for $91.2 million. Concurrent with closing, the Company entered into a $68.4 million loan secured by a first mortgage on the property. This loan bears interest at a variable rate currently equal to 3.26% per annum, and has a one-year term and a one-year extension option.

As of March 25, 2010, the Company has raised total equity, net of commissions, marketing contribution, and due diligence expense reimbursements, of approximately $305.0 million and has issued approximately 33.8 million shares of common stock.

The following condensed consolidated pro forma financial information is presented as if the acquisition of Prattville Town Center and Northcrest Shopping Center had been consummated as of January 1, 2010 and 2009 and the common shares outstanding as of the March 25, 2011 were outstanding as of January 1, 2010 and 2009, respectively. The pro forma financial information below includes the pro forma information of acquisitions completed as of December 31, 2010 as presented in Note 3 to the consolidated financial statements. The pro forma financial information below does not include the pro forma information for the acquisitions of Waxahachie Crossing and Village at Bay Park, or the Lima Marketplace financing, as they are not considered material transactions. Due to the timing of the acquisition, the pro forma financial information below does not include the pro forma information for the Landstown Commons Shopping Center, as the information was not available at the time of this filing. The following condensed pro forma consolidated financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of January 1, 2010 and 2009, nor does it purport to represent the results of operations for future periods. Depreciation and amortization pro forma adjustments are based on preliminary purchase price allocations and are subject to change.

	For the year ended December 31, 2010
	As Adjusted from Note 3	Pro Forma Adjustments (Unaudited)	As Adjusted (Unaudited)
Total income	$39,839,235	$4,571,730	$44,410,965
Net (loss) income attributable to common stockholders	$(2,053,456)	542,762	$(1,510,694)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.08)		$(0.04)

Weighted average number of common shares outstanding, basic and diluted	26,120,871		33,842,669

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

	For the year ended December 31, 2009
	As Adjusted from Note 3	Pro Forma Adjustments (Unaudited)	As Adjusted (Unaudited)
Total income	$37,626,140	$4,500,843	$42,126,983
Net (loss) income attributable to common stockholders	$(230,189)	$442,646	$212,457

Net (loss) income attributable to common stockholders per common share, basic and diluted	$(0.01)		$0.01

Weighted average number of common shares outstanding, basic and diluted	26,120,871		33,842,669

(16) Quarterly Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2010 and 2009.

	2010
	Dec. 31	Sept. 30	June 30	March 31
Total income	$9,158,158	$6,247,923	$2,194,500	$597,871
Net loss attributable to common stockholders	$(605,936)	$(13,359)	$(730,842)	$(392,852)
Net loss attributable to common stockholders per common share, basic and diluted (1)	$(0.03)	$(0.00)	$(0.07)	$(0.08)
Weighted average number of common shares outstanding, basic and diluted (1)	23,020,342	16,634,721	10,128,231	4,987,095

	2009
	Dec. 31	Sept. 30	June 30	March 31
Total income	$96,243	$—	$—	$—
Net loss attributable to common stockholders	$(193,646)	$(44,347)	$(53,373)	$(5,567)
Net loss attributable to common stockholders per common share, basic and diluted (1)	$(0.14)	$(1.55)	$(2.67)	$(0.28)
Weighted average number of common shares outstanding, basic and diluted (1)	1,391,602	28,604	20,000	20,000

(1)	Quarterly income per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

		Initial Cost (A)			Gross amount at which carried at end of period (B)			Accumulated Depreciation (E,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)
Retail
MERRIMACK VILLAGE CENTER	5,445,000	2,500,000	5,654,068	—	2,500,000	5,654,068	8,154,068	217,283	2009
Merrimack, NH
PLEASANT HILL COMMONS	6,800,000	5,000,000	5,199,520	—	5,000,000	5,199,520	10,199,520	164,667	2010
Kissimmee, FL
REGAL COURT	23,900,000	6,500,000	31,305,860	—	6,500,000	31,305,860	37,805,860	777,804	2010
Shreveport, LA
DRAPER CROSSING	14,730,966	8,500,000	11,665,328	—	8,500,000	11,665,328	20,165,328	256,066	2010
Draper, UT
TRADITION VILLAGE CENTER	9,500,000	4,400,000	12,702,079	—	4,400,000	12,702,079	17,102,079	261,984	2010
Port St. Lucie, FL
THE LANDING AT TRADITION	31,000,000	21,090,000	25,185,314	—	21,090,000	25,185,314	46,275,314	521,693	2010
Port St. Lucie, FL
TEMPLE TERRACE	—	3,500,000	825,000	—	3,500,000	825,000	4,325,000	15,250	2010
Temple Terrace, FL
KOHL’S AT CALVINE POINTE	10,500,000	3,437,000	9,262,628	—	3,437,000	9,262,628	12,699,628	184,449	2010
Elk Grove, CA
LAKE CITY COMMONS	5,200,000	1,583,545	7,570,205	—	1,583,545	7,570,205	9,153,750	141,126	2010
Lake City, FL
PUBLIX SHOPPING CENTER	7,218,662	2,065,000	6,009,000	—	2,065,000	6,009,000	8,074,000	93,452	2010
St. Cloud, FL
KOHL’S BEND RIVER PROMENADE	9,350,000	5,440,000	7,764,526	—	5,440,000	7,764,526	13,204,526	99,117	2010
Bend, OR
WHISPERING RIDGE	5,000,000	2,101,439	6,444,561	—	2,101,439	6,444,561	8,546,000	75,998	2010
Omaha, NE
BELL OAKS SHOPPING CENTER	—	1,800,000	9,058,414	—	1,800,000	9,058,414	10,858,414	56,576	2010
Newburgh, IN
COLONIAL SQUARE TOWN CENTER	18,140,000	4,900,000	19,359,520	—	4,900,000	19,359,520	24,259,520	124,300	2010
Fort Myers, FL

		Initial Cost (A)			Gross amount at which carried at end of period (B)			Accumulated Depreciation (E,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)
SHOPS AT VILLAGE WALK	6,860,000	1,644,571	7,839,534	—	1,644,571	7,839,534	9,484,105	46,610	2010
Fort Myers, FL
LIMA MARKETPLACE	—	4,765,000	12,452,396	—	4,765,000	12,452,396	17,217,396	—	2010
Fort Wayne, IN
DOLLAR GENERAL - ARITON	—	35,000	704,000	—	35,000	704,000	739,000	—	2010
Ariton, AL
DOLLAR GENERAL - COLLINS	—	142,000	720,000	—	142,000	720,000	862,000	—	2010
Collins, GA
DOLLAR GENERAL - DECATUR	—	171,000	676,000	—	171,000	676,000	847,000	—	2010
Decatur, AL
DOLLAR GENERAL - DUBLIN	—	258,000	876,000	—	258,000	876,000	1,134,000	—	2010
Dublin, GA
DOLLAR GENERAL - DUNCANVILLE	—	78,000	733,000	—	78,000	733,000	811,000	—	2010
Duncanville, AL
DOLLAR GENERAL - EXCEL	—	49,000	810,000	—	49,000	810,000	859,000	—	2010
Frisco City, AL
DOLLAR GENERAL - LAGRANGE	—	197,000	838,000	—	197,000	838,000	1,035,000	—	2010
LaGrange, GA
DOLLAR GENERAL - MILLEDGEVILLE	—	139,000	650,000	—	139,000	650,000	789,000	—	2010
Milledgeville, GA
DOLLAR GENERAL - URIAH	—	19,000	727,000	—	19,000	727,000	746,000	—	2010
Uriah, AL
Office
SIEMENS’ BUILDING	10,250,000	4,425,740	9,880,260	—	4,425,740	9,880,260	14,306,000	95,412	2010
Buffalo Grove, IL
TIME WARNER CABLE DIVISION HQ	9,100,000	682,000	15,408,000	—	682,000	15,408,000	16,090,000	44,375	2010
East Syracuse, NY
Multi-Family
THE CROSSINGS AT HILLCROFT	11,370,000	1,240,187	17,361,715	—	1,240,187	17,361,715	18,601,902	152,777	2010
Houston, TX

TOTAL (G):	184,364,628	86,662,482	227,681,929	—	86,662,482	227,681,929	314,344,411	3,328,937

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2010

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2010 for federal income tax purposes was approximately $370,316,000 (unaudited).

(C)	Cost capitalized subsequent to acquisition does not include construction in progress.

(D)	Reconciliation of real estate owned:

	Year ended December 31,
	2010	2009
Balance at beginning of period	$8,154,068	$—
Acquisitions	306,190,343	8,154,068

Balance at close of period	$314,344,411	$8,154,068

(E)	Reconciliation of accumulated depreciation:

	Year ended December 31,
	2010	2009
Balance at beginning of period	$16,714	$—
Depreciation expense	3,312,223	16,714

Balance at close of period	$3,328,937	$16,714

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15 -30 years
Tenant improvements	Life of the lease

(G)	Amounts in this table may not tie to the total due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2010, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules adopted by the Securities and Exchange Commission, permitting the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2011 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2011, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at http://www.inlanddiversified.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11. Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2011 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2011, and is incorporated by reference into this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2011 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2011 and is incorporated by reference into this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2011 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2011 and is incorporated by reference into this Item 13.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2011 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2011, and is incorporated by reference into this Item 14.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:

(1)	Financial Statements:

Report	of Independent Registered Public Accounting Firm

The	consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial	statement schedule for the year ended December 31, 2010 is submitted herewith.

Real	Estate and Accumulated Depreciation (Schedule III)

(3)	Exhibits:

The	list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)	Exhibits:

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus
By:	Barry L. Lazarus
President and principal executive officer
Date:	March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Robert D. Parks Robert D. Parks	Director and chairman of the board	March 30, 2011
Name:

By:	/s/ Barry L. Lazarus Barry L. Lazarus	Director and president (principal executive officer)	March 30, 2011
Name:

By:	/s/ Steven T. Hippel Steven T. Hippel	Treasurer and chief accounting officer (principal financial officer)	March 30, 2011
Name:

By:	/s/ Brenda G. Gujral Brenda G. Gujral	Director	March 30, 2011
Name:

By:	/s/ Lee A. Daniels Lee A. Daniels	Director	March 30, 2011
Name:

By:	/s/ Heidi N. Lawton Heidi N. Lawton	Director	March 30, 2011
Name:

By:	/s/ Gerald W. Grupe Gerald W. Grupe	Director	March 30, 2011
Name:

By:	/s/ Charles H. Wurtzbach Charles H. Wurtzebach	Director	March 30, 2011
Name:

Exhibit Index

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2	Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.2	Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2010 (file number 333-153356))

4.3	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1	Business Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.2	Master Real Estate Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Real Estate Services LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.3	Master Real Estate Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Asset Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.4	Master Real Estate Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Leasing Services LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.5	Master Real Estate Management Agreement, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Development Services LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.6	Property Acquisition Agreement, dated as of August 24, 2009, by and among Inland Diversified Real Estate Trust, Inc., Inland Diversified Business Manager & Advisor, Inc. and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.7	Investment Advisory Agreement for Discretionary Accounts, dated as of August 24, 2009, by and between Inland Diversified Real Estate Trust, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.8	Escrow Agreement, dated as of August 24, 2009, by and among Inland Diversified Real Estate Trust, Inc., Inland Securities Corporation and UMB Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2009)

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 10, 2009 (file number 333-153356))

10.10	Term Loan Promissory Note, made as of February 11, 2010 by Inland Diversified Merrimack Village, L.L.C. for the benefit of Delta Community Credit Union (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.11	Mortgage, dated as of February 11, 2010, by and between Inland Diversified Merrimack Village, L.L.C. and Delta Community Credit Union (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.12	Environmental Indemnity Agreement, made as of February 11, 2010 by Inland Diversified Merrimack Village, L.L.C. in favor of Delta Community Credit Union (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.13	Compliance Agreement, dated as of February 11, 2010, by and between Inland Diversified Merrimack Village, L.L.C. in favor of Delta Community Credit Union (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.14	Limited Guaranty Agreement, made as of February 11, 2010 by Inland Diversified Real Estate Trust, Inc. for the benefit of Delta Community Credit Union (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 17, 2010)

10.15	Purchase and Sale Agreement (re: Pleasant Hill Commons), by and between Inland Real Estate Acquisitions, Inc. and MCP Retail, LLC, dated December 21, 2009, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 24, 2010)

10.16	Assignment, dated February 18, 2010, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Kissimmee Pleasant Hill, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 24, 2010)

10.17	Assignment and Assumption of Lease, dated February 18, 2010, by and between MCP Retail, LLC and Inland Diversified Kissimmee Pleasant Hill, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 24, 2010)

10.18	Purchase and Sale Agreement, dated as of April 9, 2010, by and between SDI Shreveport, Ltd. and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment to Purchase and Sale Agreement, dated May 4, 2010, and the Second Amendment to Purchase and Sale Agreement, dated May 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.19	Assignment of Purchase and Sale Agreement, dated as of May 14, 2010, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Shreveport Regal Court, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.20	Assignment and Assumption of Leases, dated as of May 14, 2010, by SDI Shreveport, Ltd., in favor of Inland Diversified Shreveport Regal Court, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.21	Master Lease Escrow Agreement, dated as of May 14, 2010, by and among SDI Shreveport, Ltd., Inland Diversified Shreveport Regal Court, L.L.C. and Chicago Title Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.22	Mortgage Note, made as of May 11, 2010 by Inland Diversified Kissimmee Pleasant Hill, L.L.C. for the benefit of John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.23	Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing, dated as of May 11, 2010, by Inland Diversified Kissimmee Pleasant Hill, L.L.C. to and for the benefit of John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.24	Indemnification Agreement, dated as of May 11, 2010 by Inland Diversified Kissimmee Pleasant Hill, L.L.C. and Inland Diversified Real Estate Trust, Inc. to and for the benefit of John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.25	Guaranty Agreement, dated as of May 11, 2010, by Inland Diversified Real Estate Trust, Inc. in favor of John Hancock Life Insurance Company (U.S.A.) and the subsequent owners and holders of the Note (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.26	Assignment of Leases and Rents, dated as of May 11, 2010 by Inland Diversified Kissimmee Pleasant Hill, L.L.C. to John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.27	Assignment of Agreements, Permits and Contracts, dated as of May 11, 2010 by Inland Diversified Kissimmee Pleasant Hill, L.L.C. to John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.28	Lockbox Agreement, dated as of May 11, 2010 by and between Inland Diversified Kissimmee Pleasant Hill, L.L.C. and John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 17, 2010)

10.29	Loan Agreement, dated as of May 11, 2010 by and between Inland Diversified Shreveport Regal Court, L.L.C. and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 24, 2010)

10.30	Promissory Note, made as of May 19, 2010, by Inland Diversified Shreveport Regal Court, L.L.C. to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 24, 2010)

10.31	Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of May 19, 2010, by Inland Diversified Shreveport Regal Court, L.L.C. to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 24, 2010)

10.32	Guaranty Agreement, dated as of May 19, 2010, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 24, 2010)

10.33	Environmental Indemnity Agreement, dated as of May 19, 2010, by Inland Diversified Shreveport Regal Court, L.L.C. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 24, 2010)

10.34	Letter Agreement, dated as of December 3, 2009, between Inland Real Estate Acquisitions, Inc. and Draper Crossing I, L.C., as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.35	Assignment of Contract, dated as of May 27, 2010, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Draper Crossing, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.36	Assignment of Leases, dated as of May 26, 2010, between Draper Crossing I, L.C. and Inland Diversified Draper Crossing, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.37	Promissory Note, dated as of November 21, 2001, by Draper Crossing I, L.C. for the benefit of CIBC Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.38	Deed of Trust and Security Agreement, dated as of November 21, 2001, by Draper Crossing I, L.C. to Surety Title Agency, as trustee, for the benefit of CIBC Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.39	Indemnity and Guaranty Agreement, made as of May 27, 2010, by Inland Diversified Real Estate Trust, Inc. in favor of Bank of America, N.A., successor in interest to Wells Fargo Bank, N.A. (as successor by merger to Wells Fargo Bank Minnesota, N.A.), as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates Series 2001-CIBC3 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.40	Hazardous Substances Indemnity Agreement, made as of May 27, 2010, by Inland Diversified Real Estate Trust, Inc. and Inland Diversified Draper Crossing, L.L.C. in favor of Bank of America, N.A., successor in interest to Wells Fargo Bank, N.A. (as successor by merger to Wells Fargo Bank Minnesota, N.A.), as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates Series 2001-CIBC3 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2010)

10.41	Letter Agreement, dated as of March 29, 2010, by and between Tradition Village Center, LLC, The Landing at Tradition Development Company, LLC and Landing Phase II, LLC and Inland Real Estate Acquisitions, Inc., as amended by the Amendment dated May 7, 2010, the Second Amendment dated May 21, 2010, the Third Amendment dated May 26, 2010, the Fourth Amendment dated June 3, 2010, the Fifth Amendment dated June 4, 2010, the Sixth Amendment dated June 8, 2010, the Sixth Amendment dated June 8, 2010, the Seventh Amendment dated June 8, 2010 and the Eighth Amendment dated June 10, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.42	Assignment, dated June 10, 2010, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Port St Lucie Square, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.43	Assignment, dated June 10, 2010, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Port St Lucie Landing, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.44	Assignment and Assumption of Leases, Warranties and Contracts, made as of June 10, 2010, by Tradition Village Center, LLC to Inland Diversified Port St Lucie Square, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.45	Assignment and Assumption of Leases, Warranties and Contracts, made as of June 10, 2010, by The Landing at Tradition Development Company, LLC to Inland Diversified Port St Lucie Landing, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.46	Promissory Note, made as of June 10, 2010, by Inland Diversified Port St Lucie Square, L.L.C. for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.47	Promissory Note, made as of June 10, 2010, by Inland Diversified Port St Lucie Landing, L.L.C. for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.48	Loan Agreement, dated as of June 10, 2010, by and among Inland Diversified Port St Lucie Square, L.L.C., Inland Diversified Real Estate Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.49	Loan Agreement, dated as of June 10, 2010, by and among Inland Diversified Port St Lucie Landing, L.L.C., Inland Diversified Real Estate Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.50	Environmental Indemnity Agreement, dated as of June 10, 2010, by Inland Diversified Port St Lucie Square, L.L.C. and Inland Diversified Real Estate Trust, Inc. to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.51	Environmental Indemnity Agreement, dated as of June 10, 2010, by Inland Diversified Port St Lucie Landing, L.L.C. and Inland Diversified Real Estate Trust, Inc. to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.52	Non-Recourse Exception Guaranty, dated as of June 10, 2010, by Inland Diversified Real Estate Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.53	Non-Recourse Exception Guaranty, dated as of June 10, 2010, by Inland Diversified Real Estate Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.54	Payment Guaranty, dated as of June 10, 2010, by Inland Diversified Real Estate Trust, Inc. to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.55	Payment Guaranty, dated as of June 10, 2010, by Inland Diversified Real Estate Trust, Inc. to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 16, 2010)

10.56	Limited Liability Company Operating Agreement of Inland Diversified/Vlass Temple Terrace JV, made as of March 31, 2010, by and between Inland Diversified Temple Terrace Member L.L.C. and Vlass Temple Terrace, LLC, as amended by the First Amendment dated as of April 29, 2010, the Second Amendment dated as of May 21, 2010, the Third Amendment dated as of June 15, 2010 and the Fourth Amendment dated as of June 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2010)

10.57	Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions, dated as of May 6, 2010, by and between Calvine South, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment to Agreement, dated as of June 16, 2010, the Second Amendment to Agreement, dated as of June 22, 2010, the Third Amendment to Agreement, dated as of June 25, 2010, and the Fourth Amendment to Agreement, dated as of July 1, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2010)

10.58	Assignment, dated as of July 2, 2010, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Elk Grove Calvine, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2010)

10.59	Assignment of Lease, dated as of July 2, 2010, by and between Calvine South, LLC and Inland Diversified Elk Grove Calvine, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2010)

10.60	Restrictive Covenant and Indemnification Agreement, dated as of July 2, 2010, by and among Calvine South, LLC and Paul Petrovich and Inland Diversified Elk Grove Calvine, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2010)

10.61	Agreement for Sale and Purchase, dated as of April 29, 2010, by and between Lake City Commons Retail, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of May 14, 2010, the Second Amendment, dated as May 18, 2010, the Third Amendment, dated as of May 20, 2010, and the Fourth Amendment, dated as of May 20, 2010, the Fifth Amendment dated June 18, 2010, the Sixth Amendment, dated June 25, 2010, the Seventh Amendment dated June 29, 2010, and the Eighth Amendment, dated July 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 16, 2010)

10.62	Assignment and Assumption of Purchase and Sale Contract, dated as of September 10, 2010, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Lake City Commons, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 16, 2010)

10.63	Assignment and Assumption of Leases and Security Deposits, dated as of September 10, 2010, by and between Lake Commons Retail, LLC and Inland Diversified Lake City Commons, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 16, 2010)

10.64	Kazbor’s Lease Escrow Agreement, dated as of September 10, 2010, by and among Lake City Commons Retail, LLC, Inland Diversified Lake City Commons, L.L.C. and Chicago Title and Trust Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 16, 2010)

10.65	Loan Agreement, dated as of September 1, 2010, by and among Inland Diversified Omaha Whispering Ridge, L.L.C., Inland Diversified Lake City Commons, L.L.C. and Inland Diversified Elk Grove Calvine, L.L.C. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 8, 2010)

10.66	Promissory Note, made as of September 1, 2010, by Inland Diversified Omaha Whispering Ridge, L.L.C., Inland Diversified Lake City Commons, L.L.C. and Inland Diversified Elk Grove Calvine, L.L.C. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 8, 2010)

10.67	Guaranty Agreement, dated as of September 1, 2010, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 8, 2010)

10.68	Environmental Indemnity Agreement, made as of September 1, 2010, by Inland Diversified Omaha Whispering Ridge, L.L.C., Inland Diversified Lake City Commons, L.L.C. and Inland Diversified Elk Grove Calvine, L.L.C. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 8, 2010)

10.69	Credit Agreement, dated as of November 1, 2010, by and among Inland Diversified Real Estate Trust, Inc., as borrower, and KeyBank National Association, as administrative agent, KeyBanc Capital Markets, as co-lead arranger, and the several banks, financial institutions and other entities that may from time to time become parties thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 5, 2010)

10.70	Note, dated November 1, 2010, by Inland Diversified Real Estate Trust, Inc. for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 5, 2010)

10.71	Subsidiary Guaranty, dated as of November 1, 2010, by the parties identified on the signature pages thereto to and for the benefit of KeyBank National Association for itself and the lenders under the Credit Agreement and to and for the benefit of the counterparties to certain related swap obligations (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 5, 2010)

10.72	Letter Agreement, dated as of July 16, 2010, by and between Benderson Development Company, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of July 28, 2010, the Second Amendment, dated as of August 4, 2010, the Third Amendment, dated as of September 25, 2010, the Fourth Amendment, dated as of October 13, 2010, the Fifth Amendment, dated as of October 18, 2010, and the Sixth Amendment, dated as of October 26, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2010)

10.73	Assignment of Contract, dated as of November 5, 2010, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Fort Myers Colonial Square, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2010)

10.74	Assignment of Contract, dated as of November 5, 2010, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Fort Myers Village Walk, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2010)

10.75	Assignment of Tenant Leases and Securities Deposits, dated as of November 5, 2010, by and between Colonial Square Associates, L.L.C. and Inland Diversified Fort Myers Colonial Square, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2010)

10.76	Assignment of Tenant Leases and Securities Deposits, dated as of November 5, 2010, by and between Shops at Village Walk, L.L.C. and Inland Diversified Fort Myers Village Walk, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2010)

10.77	Post Closing and Indemnity Agreement, dated as of November 5, 2010, by and between Benderson Development Company, LLC and Inland Diversified Fort Myers Village Walk, L.L.C. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2010)

10.78	Second Amended and Restated Articles of Association of Oak Real Estate Association, dated as of October 1, 2006, by and among Inland Real Estate Corporation, Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 15, 2010)

10.79	Amended and Restated Operating Agreement of Oak Property and Casualty LLC, as amended, by and among Inland Real Estate Corporation, Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 15, 2010)

10.80	Oak Property and Casualty LLC Membership Participation Agreement, as amended, by and among Inland Real Estate Corporation, Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., Inland Diversified Real Estate Trust, Inc. and Oak Property and Casualty LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 15, 2010)

10.81	Loan Agreement, dated as of December 21, 2010, by Inland Diversified Fort Myers Colonial Square, L.L.C. and Inland Diversified Fort Myers Village Walk, L.L.C., as borrower, and JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2010)

10.82	Promissory Note, dated December 21, 2010, by Inland Diversified Fort Myers Colonial Square, L.L.C. and Inland Diversified Fort Myers Village Walk, L.L.C. for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2010)

10.83	Escrow Agreement, dated as of December 21, 2010, by and among Inland Diversified Fort Myers Colonial Square, L.L.C., Inland Diversified Fort Myers Village Walk, L.L.C., Chicago Title Insurance Company and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2010)

10.84	Guaranty Agreement Regarding Earnout Payments, dated as of December 21, 2010, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2010)

10.85	Guaranty Agreement, dated as of December 21, 2010, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2010)

10.86	Environmental Indemnity Agreement, dated as of December 21, 2010, by Inland Diversified Fort Myers Colonial Square, L.L.C. and Inland Diversified Fort Myers Village Walk, L.L.C. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2010)

10.87	Purchase and Sale Agreement, dated as of December 23, 2010, by and between Prattcenter, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of January 24, 2011, the Second Amendment, dated as of February 4, 2011, the Third Amendment, dated as of February 14, 2011, the Fourth Amendment, dated as of March 1, 2011, the Fifth Amendment, dated as of March 10, 2011, the Sixth Amendment, dated as of March 10, 2011 and the Seventh Amendment, dated as of March 10, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.88	Assignment, dated as of March 11, 2011, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Prattville Legends, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.89	Assignment and Assumption of Leases, dated as of March 11, 2011, by and between Prattcenter, LLC and Inland Diversified Prattville Legends, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.90	Earnout Agreement, dated as of March 11, 2011, by and between Prattcenter, LLC and Inland Diversified Prattville Legends, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.91	Post Closing and Indemnity Agreement, dated as of March 11, 2011, by and between Prattcenter, LLC and Inland Diversified Prattville Legends, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.92	Purchase and Sale Agreement, dated as of December 23, 2010, by and between Reames Investors, L.L.C. and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of February 14, 2011, the Second Amendment, dated as of March 1, 2011, the Third Amendment, dated as of March 4, 2011, the Fourth Amendment, dated as of March 8, 2011 and the Fifth Amendment, dated as of March 10, 2011 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.93	Assignment, dated as of March 11, 2011, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Charlotte Northcrest, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.94	Assignment and Assumption of Leases, dated as of March 11, 2011, by and between Reames Investors, L.L.C. and Inland Diversified Charlotte Northcrest, L.L.C. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.95	Earnout Agreement, dated as of March 11, 2011, by and between Reams Investors, L.L.C. and Inland Diversified Charlotte Northcrest, L.L.C. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.96	Post Closing and Indemnity Agreement, dated as of March 11, 2011, by and between Reams Investors, L.L.C. and Inland Diversified Charlotte Northcrest, L.L.C. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.97	First Amendment to Credit Agreement, dated as of March 15, 2011, by and among Inland Diversified Real Estate Trust, Inc., Key Bank National Association as administrative agent and the several banks, financial institutions and other entities that may from time to time become parties thereto, as lenders (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

21.1	Subsidiaries of the Registrant*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Non-Retaliation Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

99.2	Responsibilities of the Compliance Officer of the Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

99.3	Code of Ethics (incorporated by reference to Exhibit 99.3 to Post-Effective Amendment No. 1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2010 (file number 333-153356))

*	Filed as part of this Annual Report on Form 10-K.