Form 10-Q
period 2011-03-31
Inland Diversified Real Estate Trust, Inc.
filed 2011-05-13
CIK 1438897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-53945

Inland Diversified Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of May 5, 2011, there were 37,304,169 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

i

Item 1. Financial Statements

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
Assets	(unaudited)
Investment properties (note 3):
Land	$109,603,482	$86,662,482
Building and improvements	368,641,293	227,681,929
Construction in progress	2,913,198	2,394,327
Total	481,157,973	316,738,738
Less accumulated depreciation	(5,643,709)	(3,328,937)
Net investment properties	475,514,264	313,409,801
Cash and cash equivalents	35,403,891	40,900,603
Restricted cash and escrows (note 2)	9,999,591	9,597,135
Investment in marketable securities (note 6)	7,429,305	5,810,374
Investment in unconsolidated entities (notes 5 and 8)	80,461	189,861
Accounts and rents receivable (net of allowance of $211,618 and $258,938, respectively)	3,231,583	2,307,605
Acquired lease intangibles, net (note 2)	97,473,058	73,778,189
Deferred costs, net	4,899,455	2,861,863
Other assets	1,158,402	1,259,004
Total assets	$635,190,010	$450,114,435

Liabilities and Equity
Mortgages, credit facility and securities margin payable (note 9)	$292,592,465	$192,871,495
Accrued offering expenses	244,650	234,629
Accounts payable and accrued expenses	1,806,332	1,290,000
Distributions payable	1,671,918	1,288,633
Accrued real estate taxes payable	2,065,824	783,275
Deferred investment property acquisition obligations (note 13)	22,317,114	12,904,371
Other liabilities	2,767,313	1,979,828
Acquired below market lease intangibles, net (note 2)	12,303,468	8,674,351
Due to related parties (note 8)	2,954,248	4,138,818
Total liabilities	338,723,332	224,165,400

Commitments and contingencies

Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 2,460,000,000 shares authorized, 34,357,459 and 26,120,871 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	34,357	26,121
Additional paid in capital, net of offering costs of $39,194,979 and $30,633,908 as of March 31, 2011 and December 31, 2010, respectively	306,791,781	231,881,728
Accumulated distributions and net loss	(15,136,974)	(10,525,282)
Accumulated other comprehensive income	313,820	164,141
Total Company stockholders’ equity	292,002,984	221,546,708
Noncontrolling interests	4,463,694	4,402,327
Total equity	296,466,678	225,949,035
Total liabilities and equity	$635,190,010	$450,114,435

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Income

(unaudited)

	Three months ended March 31,
	2011	2010
Income:
Rental income	$8,921,156	$414,957
Tenant recovery income	2,375,528	174,414
Other property income	311,615	8,500

Total income	11,608,299	597,871

Expenses:
General and administrative expenses	476,953	397,281
Acquisition related costs	756,186	242,756
Property operating expenses	2,096,996	124,114
Real estate taxes	1,496,167	89,920
Depreciation and amortization	4,246,292	113,770
Business management fee—related party (note 8)	-	-

Total expenses	9,072,594	967,841

Operating income (loss)	2,535,705	(369,970)
Interest and dividend income	133,433	27,747
Realized loss on sale of marketable securities	(3,812)	-
Interest expense	(2,711,416)	(50,629)
Equity in loss of unconsolidated entities	(46,900)	-

Net loss	(92,990)	(392,582)
Less: net income attributable to noncontrolling interests	(61,367)	-

Net loss attributable to common stockholders	$(154,357)	$(392,582)

Net loss attributable to common stockholders per common share, basic and diluted (note 12)	$(0.01)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	30,128,389	4,987,095

Comprehensive income (loss):
Net loss	$(92,990)	$(392,582)
Other comprehensive income:
Unrealized gain on marketable securities	168,431	-
Unrealized loss on derivatives	(22,564)	-
Loss reclassified into earnings from other comprehensive income	3,812	-
Comprehensive income (loss)	56,689	(392,582)
Less: comprehensive income attributable to noncontrolling interests	(61,367)	-
Comprehensive loss attributable to common stockholders	$(4,678)	$(392,582)

See accompanying notes to consolidated financial statements.

Inland Diversified Real Estate Trust, Inc.

Consolidated Statement of Equity

For the three months ended March 31, 2011

 (unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total

Balance at January 1, 2011	26,120,871	$26,121	$231,881,728	$(10,525,282)	$164,141	$4,402,327	$225,949,035

Distributions declared	-	-	-	(4,457,335)	-	-	(4,457,335)
Proceeds from offering	7,989,875	7,990	79,612,683	-	-	-	79,620,673
Offering costs	-	-	(8,561,071)	-	-	-	(8,561,071)
Proceeds from distribution reinvestment program	269,727	269	2,562,136	-	-	-	2,562,405
Shares repurchased	(23,014)	(23)	(227,612)	-	-	-	(227,635)
Discounts on shares issued to Affiliates (note 8)	-	-	23,917	-	-	-	23,917
Contributions from sponsor (note 8)	-	-	1,500,000	-	-	-	1,500,000
Unrealized gain on marketable securities	-	-	-	-	168,431	-	168,431
Unrealized loss on derivatives	-	-	-	-	(22,564)	-	(22,564)
Loss reclassified into earnings from other comprehensive income	-	-	-	-	3,812	-	3,812
Net (loss) income	-	-	-	(154,357)	-	61,367	(92,990)

Balance at March 31, 2011	34,357,459	$34,357	$306,791,781	$(15,136,974)	$313,820	$4,463,694	$296,466,678

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operations:
Net loss	$(92,990)	$(392,852)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,246,292	113,770
Amortization of debt premium and financing costs	109,119	2,456
Amortization of acquired above market leases	454,832	3,285
Amortization of acquired below market leases	(147,022)	(7,628)
Straight-line rental income	(338,159)	(29,126)
Equity in loss of unconsolidated entities	46,900	-
Discount on shares issued to affiliates	23,917	39,778
Payment of leasing fees	(22,050)	-
Realized loss on sale of marketable securities	3,812	-
Changes in assets and liabilities:
Restricted escrows	(134,152)	-
Accounts and rents receivable, net	(585,819)	(107,473)
Other assets	163,789	5,450
Accounts payable and accrued expenses	335,834	(35,628)
Accrued real estate taxes payable	1,034,876	89,639
Other liabilities	(368,594)	17,240
Due to related parties	104,460	-
Net cash flows provided by (used in) operating activities	4,835,045	(301,089)

Cash flows from investing activities:
Purchase of investment properties	(175,651,831)	(12,267,170)
Capital expenditures and tenant improvements	(389,376)	-
Purchase of marketable securities	(1,552,156)	-
Sale of marketable securities	101,656	-
Restricted escrows	(3,757)	-
Investment in unconsolidated entities	62,500	-
Net cash flows used in investing activities	(177,432,964)	(12,267,170)

Cash flows from financing activities:
Proceeds from offering	79,620,673	39,692,114
Proceeds from the dividend reinvestment program	2,562,405	360,106
Shares repurchased	(227,635)	-
Payment of offering costs	(8,374,800)	(4,550,067)
Proceeds from mortgages payable	84,508,000	5,445,000
Principal payments on mortgage payable	(104,811)	-
Proceeds from credit facility	21,000,000	-
Principal payments on credit facility	(7,000,000)	-
Proceeds from securities margin debt	1,557,740	-
Principal payments on securities margin debt	(193,239)	-
Payment of loan fees and deposits	(2,173,076)	(205,268)
Distributions paid	(4,074,050)	(531,646)
Restricted escrows	-	32,527
Due to related parties	-	63,864
Contributions from sponsor	-	531,646
Net cash flows provided by financing activities	167,101,207	40,838,276

Net (decrease) increase in cash and cash equivalents	(5,496,712)	28,270,017
Cash and cash equivalents, at beginning of period	40,900,603	15,736,208

Cash and cash equivalents, at end of period	$35,403,891	$44,006,225

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(continued)

(unaudited)

	Three months ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:

Land	$22,941,000	$5,000,000
Building and improvements	140,920,094	5,199,520
Acquired in-place lease intangibles	19,829,184	1,923,000
Acquired above market lease intangibles	6,151,742	252,480
Acquired below market lease intangibles	(3,776,139)	-
Tenant improvement payable	(11,733)	(9,000)
Deferred investment property acquisition obligations	(9,314,143)	-
Other liabilities	(868,968)	(91,571)
Other assets	28,467	450
Accrued real estate taxes payable	(247,673)	(7,709)
Purchase of investment properties	$175,651,831	$12,267,170

Cash paid for interest	$2,175,762	$17,696

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$1,671,918	$322,553

Accrued offering expenses	$244,650	$164,198

Contributions from sponsor – forgiveness of debt	$1,500,000	$-

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Diversified Real Estate Trust, Inc. (the “Company”) for the year ended December 31, 2010, which are included in the Company’s 2010 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

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

At March 31, 2011, the Company owned 30 retail properties, two office properties and one multi-family property totaling 3,422,591 square feet and 300 units with a weighted average physical occupancy of 92.2% and an economic occupancy of 96.7%. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing for certain vacant spaces, although they own the entire property. The Company is not obligated to pay this contingent purchase price unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreement (note 13).

(2) Summary of Significant Accounting Policies

General

The accompanying consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles (“U.S. GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

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

Restricted Cash and Escrows

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors in the amounts of $543,993 and $279,447 as of March 31, 2011 and December 31, 2010, respectively, relating to shares of the Company to be purchased by such investors. Restricted escrows of $9,455,598 and $9,317,688 as of March 31, 2011 and December 31, 2010, respectively, primarily consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts (note 13).

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

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

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company’s rental revenue. As of March 31, 2011, Kohl’s Department Stores, Inc. and Publix Supermarkets, Inc. accounted for approximately 8.2% and 5.7%, respectively, of annualized consolidated base rental revenue. Annualized base rental revenue is the monthly contractual base rent as of March 31, 2011 multiplied by twelve months. The concentration of revenues for these tenants increases the Company’s risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

Capitalization and Depreciation

Real estate acquisitions are recorded at cost less accumulated depreciation. Improvement and betterment costs are capitalized, and ordinary repairs and maintenance are expensed as incurred.

Transactional costs in connection with the acquisition of real estate properties and businesses are expensed as incurred.

Depreciation expense is computed using the straight line method. Building and improvements are depreciated based upon estimated useful lives of 30 years and 5-15 years for furniture, fixtures and equipment and site improvements.

Tenant improvements are amortized on a straight line basis over the life of the related lease as a component of depreciation and amortization expense. Leasing fees are amortized on a straight-line basis over the term of the related lease as a component of depreciation and amortization expense. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the term of the related loans as a component of interest expense.

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.

Depreciation expense was $2,314,772 and $66,609 for the three months ended March 31, 2011 and 2010, respectively.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $454,832 and $3,285 was recorded as a reduction to rental income for the three months ended March 31, 2011 and 2010, respectively. Amortization pertaining to the below market lease value of $147,022 and $7,628 was recorded as an increase to rental income for the three months ended March 31, 2011 and 2010, respectively.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight line basis over the acquired leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $1,831,225 and $47,161 for the three months ended March 31, 2011 and 2010, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the weighted-average remaining lease term. As of March 31, 2011, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2011
Intangible assets:
Acquired in-place lease value	$80,341,517	$60,585,156
Acquired above market lease value	22,349,285	16,211,618
Accumulated amortization	(5,217,744)	(3,018,585)
Acquired lease intangibles, net	$97,473,058	73,778,189

Intangible liabilities:
Acquired below market lease value	$12,701,538	$8,926,021
Accumulated amortization	(398,070)	(251,670)
Acquired below market lease intangibles, net	$12,303,468	$8,674,351

As of March 31, 2011, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 14, 13, and 26 years, respectively.

Estimated amortization expense of the respective intangible lease assets and liabilities as of March 31, 2011 for each of the five succeeding years is as follows:

	In-place leases	Above market leases	Below market leases
2011 (remainder of year)	$ 6,253,569	$ 1,993,417	$ 589,601
2012	6,959,509	2,512,891	762,288
2013	6,959,509	2,244,953	692,515
2014	6,959,509	1,921,384	681,031
2015	6,959,509	1,882,298	610,630
Thereafter	42,177,929	10,648,581	8,967,403

Total	$ 76,269,534	$ 21,203,524	$ 12,303,468

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

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

During the three months ended March 31, 2011 and 2010, the Company incurred no impairment charges.

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

•

future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and duration of the decline in the value of the securities

During the three months ended March 31, 2011 and 2010, the Company incurred no other-than-temporary impairment charges.

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

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting. Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations would be reflected as equity in earnings (loss) of unconsolidated joint ventures on our consolidated statements of operations and other comprehensive income. Additionally, our net investment in the joint venture is reflected as investment in unconsolidated entities as an asset on the consolidated balance sheets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

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

Derivatives

The Company uses derivative instruments, such as interest rate swaps, primarily to manage exposure to interest rate risks inherent in variable rate debt. The Company may also enter into forward starting swaps or treasury lock agreements to set the effective interest rate on a planned fixed-rate financing. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In a forward starting swap or treasury lock agreement that the Company cash settles in anticipation of a fixed rate financing or refinancing, the Company will receive or pay an amount equal to the present value of future cash flow payments based on the difference between the contract rate and market rate on the settlement date.  The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) clarified previously issued guidance and issued new requirements related to fair value measurements and disclosures. The clarification includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between levels in the fair value hierarchy, as well as the individual components in the reconciliation of the lowest level (Level 3) in the fair value hierarchy. This change in guidance was effective beginning January 1, 2010, except for the provision concerning the reconciliation of activity of the Level 3 fair value measurement, which became effective on January 1, 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements or disclosures.

(3) Acquisitions in 2011

Date Acquired	Property Name	Location	Property Segment	Square Footage	Approximate Purchase Price

02/25/2011	Waxahachie Crossing	Waxahachie, TX	Retail	97,011	$15,500,000
03/09/2011	Village at Bay Park	Ashwaubenon, WI	Retail	180,758	16,697,000
03/11/2011	Northcrest Shopping Center (1)	Charlotte, NC	Retail	133,674	27,035,000
03/11/2011	Prattville Town Center (1)	Prattville, AL	Retail	168,914	26,949,000
03/25/2011	Landstown Commons	Virginia Beach, VA	Retail	409,747	91,164,000

		Total		990,104	$177,345,000

(1)

The acquisition included an earnout component to the purchase price (note 13).

During the three months ended March 31, 2011, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $177,345,000. The Company financed these acquisitions with net proceeds from the Offering and through the borrowing of $84,508,000, secured by first mortgages on the properties and through the borrowing on the credit facility of $21,000,000.

During the three months ended March 31, 2011 and 2010, the Company incurred $756,186 and $242,756, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statement of operations and other comprehensive income and relate to both closed and potential transactions. These costs include third-party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates. The Company does not pay acquisition fees to its Business Manager or its affiliates.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

For properties acquired during the three months ended March 31, 2011, the Company recorded revenue of $672,251 and property net income of $128,800 not including expensed acquisition related costs.

The following table presents certain additional information regarding the Company’s acquisitions during the three months ended March 31, 2011. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 13)
Waxahachie Crossing (1)	$ 1,752,000	$ 13,190,000	$ 1,848,939	$1,451,939	$ —
Village at Bay Park	5,068,000	9,036,358	2,549,191	358,925	—
Northcrest Shopping Center	3,907,000	26,973,637	3,436,604	346,897	6,935,490
Prattville Town Center	2,463,000	23,553,173	3,782,765	471,775	2,378,653
Landstown Commons (2)	9,751,000	68,166,926	14,363,427	1,146,603	—

Total	$22,941,000	$140,920,094	$25,980,926	$3,776,139	$9,314,143

(1)

The Company entered into a mortgage loan at acquisition of $7,750,000.

(2)

The Company entered into a mortgage loan at acquisition of $68,375,000.

The following condensed pro forma consolidated financial statements for the three months ended March 31, 2011 and 2010, include pro forma adjustments related to the acquisitions during 2011 considered material to the consolidated financial statements which were Northcrest Shopping Center, Prattville Town Center and Landstown Commons including the related financing.

On a pro forma basis, the Company assumes all acquisitions had been consummated as of January 1, 2010 and the common shares outstanding as of the March 31, 2011 were outstanding as of January 1, 2010. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 2010, nor does it purport to represent the results of operations for future periods.

	For the three months ended March 31, 2011
	Historical (unaudited)	Pro Forma Adjustments (unaudited) (1)	As Adjusted (unaudited)
Total Income	$11,608,299	$2,701,530	$14,309,829
Net (loss) income attributable to common stockholders	$(154,357)	$267,632	$113,275

Net (loss) income attributable to common stockholders per common share, basic and diluted	$(0.01)		$0.00
Weighted average number of common shares outstanding, basic and diluted	30,128,389		34,357,459

	For the three months ended March 31, 2010
	Historical (unaudited)	Pro Forma Adjustments (unaudited) (1)	As Adjusted (unaudited)
Total Income	$597,871	$3,136,966	$3,734,837
Net loss attributable to common stockholders	$(392,852)	$(293,213)	$(686,065)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.08)		$(0.02)
Weighted average number of common shares outstanding, basic and diluted	4,987,095		34,357,459

(1)

For the three months ended March 31, 2011, net income attributable to common stockholders was adjusted to exclude $246,907 of acquisition related costs incurred in 2011.  For the three months ended March 31, 2010, net loss attributable to common stockholders was adjusted to include this charge.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

(4) Operating Leases

Minimum lease payments to be received under operating leases including ground leases, and excluding the one multi-family property (lease terms of twelve-months or less) as of March 31, 2011 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2011(remainder of year)	$ 33,294,129
2012	43,365,724
2013	40,714,238
2014	37,052,810
2015	35,719,275
Thereafter	230,485,128

Total	$ 420,631,304

The remaining lease terms range from one year to 72 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

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

Joint Venture	Description	Ownership %	Investment at March 31, 2011	Investment at December 31, 2010
Oak Property & Casualty LLC	Insurance Captive	25%	$ 79,461	$ 188,861

The Company’s share of net loss from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. For the three months ended March 31, 2011, the Company was allocated losses of $46,900 from the venture.

On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1,000, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

(6) Investment in Marketable Securities

Investment in marketable securities of $7,429,305 and $5,810,374 at March 31, 2011 and December 31, 2010, respectively, consists of primarily preferred and common stock investments in other publicly traded REITs, and commercial mortgage backed securities which are classified as available-for-sale securities and recorded at fair value.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. For the marketable securities held as of March 31, 2011, the Company had net unrealized gains of $168,431 for the three months ended March 31, 2011, which have been recorded as net other comprehensive income in the accompanying consolidated statements of operations and other comprehensive income.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. For the three months ended March 31, 2011, the Company had a realized loss of $3,812, which has been recorded as realized loss on marketable securities in the accompanying consolidated statements of operations and other comprehensive income.

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

(7) Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties approximates their fair values at March 31, 2011 and December 31, 2010 due to the short maturity of these instruments.

All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2 – “Fair Value Measurements.”

The following table presents the Company’s assets and liabilities, measured on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
March 31, 2011
Asset - investment in marketable securities	$5,560,985	$1,868,320	$-	$7,429,305
Liability - interest rate swap	$-	$22,564	$-	$22,564

December 31, 2010
Asset - investment in marketable securities	$3,822,500	$1,987,874	$-	$5,810,374
Liability - interest rate swap	$-	$-	$-	$-

The valuation techniques used to measure fair value of the investment in marketable securities above was quoted prices from national stock exchanges and quoted prices from third party brokers for similar assets (note 6).

The valuation techniques used to measure the fair value of the interest rate swap above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves.

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $268,721,097 and $184,364,628 at March 31, 2011 and December 31, 2010, respectively, and its estimated fair value was $263,933,479 and $181,294,417 as of March 31, 2011 and December 31, 2010, respectively.  The Company’s carrying amount of variable rate borrowings on the Credit Facility and margins payable approximates their fair values at March 31, 2011 and December 31, 2010.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

(8) Transactions with Related Parties

The Company has an investment in an insurance captive entity with its related parties. The entity is included in the Company’s disclosure of Unconsolidated Joint Venture (note 5) and is included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

As of March 31, 2011 and December 31, 2010, the Company owed a total of $2,954,248 and $4,138,818, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay. Also see note 15.

At March 31, 2011 and December 31, 2010, the Company held $572,400 and $88,000 in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.

The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a fair market value of $1,000 at March 31, 2010 and December 31, 2010, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2011 and 2010.

		For the three months ended March 31,		Unpaid amounts as of
		2011	2010	March 31, 2011	December 31, 2010
General and administrative:
General and administrative reimbursement	(a)	$71,381	$171,184	$603,637	$665,772
Loan servicing	(b)	12,551	—	—	—
Affiliate share purchase discounts	(c)	23,917	39,778	—	—
Investment advisor fee	(d)	15,262	—	52,537	37,275

Total general and administrative to related parties		$123,111	$210,962	$656,174	$703,047

Offering costs	(e)(f)	$7,880,195	$3,924,182	$527,539	$351,288
Organization costs	(e)(f)	—	—	—	—
Acquisition related costs	(g)	227,127	151,769	443,933	239,131
Real estate management fees	(h)	509,050	24,821	—	—
Business management fee	(i)	—	—	602,802	602,802
Loan placement fees	(j)	101,186	—	—	—
Cost reimbursements	(k)	75,000	—	—	18,750
Sponsor non interest bearing advances	(l)	(1,500,000)	—	723,800	2,223,800
Sponsor contributions to pay distributions	(l)	1,500,000	531,646	—	—

(a)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income. A total of $603,637 and $665,772 remained unpaid as of March 31, 2011 and December 31, 2010, respectively, and are included in due to related parties on the accompanying consolidated balance sheets.

(b)

A related party of the Business Manager provides loan servicing to the Company for an annual fee equal to .03% of the first $1 billion of serviced loans and .01% for serviced loans over $1 billion. These loan servicing fees are paid monthly and are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.

(c)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 23,917 shares and 39,778 shares to related parties and recognized an expense related to these discounts of $23,917 and $39,778 for the three months ended March 31, 2011 and 2010, respectively.

(d)

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities. Fees of $52,537 and $37,275 remained unpaid as of March 31, 2011 and December 31, 2010, respectively, and are included in due to related parties in the accompanying consolidated balance sheets.

(e)

A related party of the Business Manager receives selling commissions equal to 7.5% of the sale price for each share sold and a marketing contribution equal to 2.5% of the gross offering proceeds from shares sold, the majority of which are reallowed to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds (which may, in the Company’s sole discretion, be paid or reimbursed from the marketing contribution or from issuer costs). In

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

addition, our Sponsor, its affiliates and third parties are reimbursed for any issuer costs that they pay on our behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed as a marketing contribution, in an amount not to exceed 5% of the gross offering proceeds. The Company will not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Such costs are offset against the stockholders’ equity accounts. A total of $527,539 and $351,288 of offering costs were unpaid as of March 31, 2011 and December 31, 2010, respectively, and are included in due to related parties in the accompanying consolidated balance sheets.

(f)

As of March 31, 2011, the Company had incurred $39,194,979 of offering costs, of which $33,241,903 was paid or accrued to related parties. Pursuant to the terms of the Offering, the Business Manager has agreed to reimburse the Company all public offering and organizational expenses (excluding selling commissions and the marketing contribution) in excess of 5% of the gross proceeds of the Offering or all organization and offering expenses (including selling commissions and the marketing contribution) which together exceed 15% of gross offering proceeds. As of March 31, 2011, offering costs did not exceed the 5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Business Manager.

(g)

The Business Manager and its related parties are reimbursed for acquisition, dead deal and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets. These costs relate to both closed and potential transactions and include customary due diligence costs including time and travel expense reimbursements. The Company does not pay acquisition fees to its Business Manager or its affiliates. Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and other comprehensive income. A total of $443,933 and $239,131 remained unpaid as of March 31 2011 and December 31, 2010, respectively, and are included in due to related parties on the accompanying consolidated balance sheets.

(h)

The real estate managers, entities owned principally by individuals who are related parties of the Business Manager, receive monthly real estate management fees up to 4.5% of gross operating income (as defined), for management and leasing services. Such costs are included in property operating expenses in the accompanying consolidated statements of operations and other comprehensive income. No amounts remained unpaid as of March 31, 2011 and December 31, 2010.

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

(5)

Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time. This obligation to pay the accrued fee terminates if the Company acquires the Business Manager. For the three months ended March 31, 2011, the Business Manager was entitled to a business management fee in the amount equal to $809,070 all of which was permanently waived and $602,802 remained unpaid related to prior periods and is included in due to related parties on the accompanying consolidated balance sheets.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

(l)

As of March 31, 2011 and December 31, 2010, the Company owed $723,800 and $2,223,800, respectively, to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of our Offering. These amounts are included in due to related parties on the accompanying consolidated balance sheets.  On March 10, 2011, our Sponsor forgave $1,500,000 in liabilities related to non interest bearing advances that were previously funded to the Company to cover a portion of distributions paid related to the three months ended December 31, 2010.  For U.S. GAAP purposes, this forgiveness of debt was treated as a capital contribution from our Sponsor who has not received, and will not receive, any additional shares of our common stock for making this contribution. No additional contributions were made during the three months ended March 31, 2011.  For the three months ended March 31, 2010, the Sponsor contributed $531,646 to the Company to pay 2010 distributions to its stockholders. Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. In addition, the Company has not used any of the Sponsor’s initial $200,000 contribution to fund distributions. There is no assurance that our Sponsor will continue to contribute monies to fund future distributions.

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the three months ended March 31, 2011 and 2010.

As of March 31, 2011 and December 31, 2010, the Company had deposited cash of $3,650,077 and $3,639,836, respectively in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

(9) Mortgages, Credit Facility, and Securities Margins Payable

As of March 31, 2011, the Company had the following mortgages payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at March 31, 2011 (a)	Notes
03/24/2012	Landstown Commons	Daily LIBOR + 3.00%	$ 68,375,000	(b)
06/01/2015	The Landing at Tradition	4.25%	31,000,000	(c)
06/01/2015	Regal Court	5.30%	23,900,000
01/01/2018	Colonial Square Town Center	5.50%	18,140,000	(d)
12/01/2011	Draper Crossing	7.33%	14,490,901	(e)
10/01/2017	The Crossings at Hillcroft	3.88%	11,370,000
09/01/2020	Kohl’s at Calvine Pointe	5.70%	10,500,000	(f)
10/01/2020	Siemens’ Building	5.06%	10,250,000
06/01/2015	Tradition Village Center	4.25%	9,500,000	(c)
11/05/2015	Kohl’s Bend River Promenade	30-Day LIBOR + 2.75%	9,350,000	(g)
11/01/2020	Time Warner Cable Div. HQ	5.18%	9,100,000
04/01/2021	Lima Marketplace	5.80%	8,383,000
03/01/2021	Waxahachie Crossing	5.55%	7,750,000
05/10/2014	Publix Shopping Center	5.90%	7,182,608
01/01/2018	Shops at Village Walk	5.50%	6,860,000	(d)
06/01/2017	Pleasant Hill Commons	6.00%	6,800,000
03/01/2015	Merrimack Village Center	6.50%	5,445,000
09/01/2020	Lake City Commons	5.70%	5,200,000	(f)
09/01/2020	Whispering Ridge	5.70%	5,000,000	(f)

			$ 268,596,509

(a)

Principal balance does not include mortgage premium, net of $124,588.

(b)

The loan bears interest at a rate equal to daily LIBOR plus 3.00% (3.25% as of March 31, 2011).  The Company has a right to extend the loan until March 24, 2013.  The Company has provided a partial guarantee on these loans making it recourse for $25,000,000 of the unpaid principal and 100% of unpaid interest.  On March 11, 2011, the Company entered into an interest rate swap related to this mortgage debt.  See interest rate swap agreement section below.

(c)

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

(f)

Mortgage payable is secured by cross-collateralized first mortgages on these three properties.

(g)

The loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% (3.01% as of March 31, 2011)..

Mortgage loans outstanding as of March 31, 2011 and December 31, 2010 was $268,596,509 and $184,193,320, respectively, and had a weighted average stated interest rate of 4.71% and 5.16%, respectively.  All of the Company’s mortgage loans are secured by the real estate assets.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2011, all of the mortgages were current in payments and the Company was in compliance with such covenants.

On November 1, 2010, we entered into a credit agreement (as amended the “Credit Facility”), under which we may borrow, on an unsecured basis, up to $50,000,000. We have the right, provided that no default has occurred and is continuing, to increase the facility amount up to $150,000,000 with approval from the lender. The entire unpaid principal balance of all borrowings under the credit facility and all accrued and unpaid interest thereon will be due and payable in full on October 31, 2012, which date may be extended to October 31, 2013 subject to satisfaction of certain conditions, including the payment of an extension fee. We have the right to terminate the facility at any time, upon one day’s notice and the repayment of all of its obligations there under. We may borrow at rates equal to (1) the sum of (a) LIBOR, with a floor of 1.00% per annum, divided by an amount equal to one minus the then-current reserve requirement, plus (b) 3.50% per annum (referred to herein as a “LIBOR advance”) or (2) the Base Rate (as defined herein), plus a margin equal to 2.50% per annum (referred to herein as a “Base Rate advance”). As used herein, “Base Rate” means, for any day, the highest of: (i) the prime rate for that day; (ii) 2.00% per annum; (iii) the sum of the Federal Funds Effective Rate for that day plus 0.50% per annum; and (iv) the sum of LIBOR plus 1.00% per annum. We generally will be required to make interest-only payments, except that we may be required to make partial principal payments if we are unable to comply with certain debt covenants set forth in the Credit Facility. We also may, from time to time, prepay all or part of any Base Rate advance without penalty or premium, and may prepay any LIBOR advance subject to indemnifying each lender for any loss or cost incurred by it resulting therefrom. The Credit Facility requires compliance with certain covenants. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our material subsidiaries owning unencumbered properties. As of March 31, 2011 and December 31, 2010, the outstanding balance on the Credit Facility was $21,000,000 and $7,000,000, respectively.  The interest rate at March 31, 2011 was 4.50%.

The Company has purchased a portion of its marketable securities through margin accounts. As of March 31, 2011 and December 31, 2010, the Company has recorded a payable of $2,871,368 and $1,506,867, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of March 31, 2011 and December 31, 2010, the interest rate was 0.6%.

The following table shows the scheduled maturities of mortgages payable, Credit Facility and securities margin payable as of March 31, 2011 and for the next five years and thereafter:

	Mortgages Payable (1)	Credit Facility	Securities Margin Payable	Total
2011	$32,837,302	$—	$2,871,368	$35,708,670
2012	50,342,853	21,000,000	—	71,342,853
2013	224,866	—	—	224,866
2014	6,811,937	—	—	6,811,937
2015	79,090,653	—	—	79,090,653
Thereafter	99,288,898	—	—	99,288,898

Total	$268,596,509	$21,000,000	$2,871,368	$292,467,877

(1)

Excludes mortgage premiums associated with debt assumed at acquisition of which a premium of $124,588, net of accumulated amortization, is outstanding as of March 31, 2011.

Interest Rate Swap Agreement

In March 11, 2011, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $9,350,000 and a maturity date of November 5, 2015 associated with the variable rate debt secured by a first mortgage on the Kohl’s Bend River Promenade property.  This interest rate swap serves to fix the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 2.26% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

The Company has documented and designated this interest rate swap as a cash flow hedge.  Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swap is effective.  Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method.  As the interest rate swap qualifies as a cash flow hedge, the Company adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated other comprehensive income.  The interest rate swap has been and is expected to remain highly effective for the life of the hedge.  Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedge is reported in other income/expense.  As of March 31, 2011, the Company had no ineffectiveness on its cash flow hedge. Amounts related to the swap expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $175,000.

The table below presents the fair value of the Company’s cash flow hedge as well as their classification on the consolidated balance sheets as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as cash flow hedge:
Interest rate swap	Other liabilities	$22,564	Other liabilities	$-

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2011	2010		2011	2010		2011	2010
Interest rate swap	$(22,564)	-	Interest Expense	$-	$-	Other Expense	$-	$-

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

The Company had no uncertain tax positions as of March 31, 2011 and December 31, 2010. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2011. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2011 and 2010. As of March 31, 2011, returns for the calendar years 2008 and 2009 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

(11) Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share. During the three months ended March 31, 2011 and 2010, the Company declared cash distributions, totaling $4,457,335 and $737,820, respectively.

(12) Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of March 31, 2011 and December 31, 2010, the Company did not have any dilutive common share equivalents outstanding.

(13) Commitments and Contingencies

As of March 31, 2011, the Company had outstanding commitments to fund approximately $8,231,000 into the Temple Terrace joint venture. The Company intends on funding these commitments with proceeds from the Offering.

The acquisition of six of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from two to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has determined that the estimated fair value at March 31, 2011 and December 31, 2010 of the earnout consideration payments is approximately $22,317,114 and $12,904,371, respectively. The fair value was estimated based on Level 3 inputs including lease-up period, market rents, probability of occupancy and discount rate.

Such amounts have been recorded as additional purchase price of those properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheet as of March 31, 2011 and December 31, 2010. The liability increases as the anticipated payment date draws near based on a present value. Based on the estimates the Company uses, the Company increased the liability by $98,600 related to amortization expense which was recorded on the accompanying consolidated statements of operations and other comprehensive income for the three months ended March 31, 2011. The Company has not made any earnout payments or changes to the underlying liability assumptions as of March 31, 2011.

The Company has provided a partial guarantee on three loans of our subsidiaries.  Two loans are recourse for 50% of the unpaid principal from time to time and 100% of unpaid interest. As of March 31, 2011, the outstanding principal balance on these two loans totaled $40,500,000 (note 9).  One loan is recourse for $25,000,000 of the unpaid principal and 100% of unpaid interest (note 9).

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

(14) Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the three months ended March 31, 2011 and 2010. As the Company acquires additional properties in the future, we anticipate adding business segments and related disclosures when they become significant.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

(15) Subsequent Events

The Company has evaluated events and transactions that have occurred subsequent to March 31, 2011 for potential recognition and disclosure in these consolidated financial statements.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2011 through the close of business on May 31, 2011. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•

In April 2011, total distributions declared for the month of March 2011 were paid in the amount equal to $1,671,918, of which $629,175 was paid in cash and $1,042,743 was reinvested through the Company’s DRP, resulting in the issuance of an additional 109,762 shares of common stock.

•

In May 2011, total distributions declared for the month of April were paid in the amount equal to $1,757,814, of which $661,823 was paid in cash and $1,095,991 was reinvested through the Company’s DRP, resulting in the issuance of an additional 115,367 shares of common stock.

On April 1, 2011, the Company, through a wholly owned subsidiary, entered into a $6.55 million loan secured by a first mortgage on the Bell Oaks Shopping Center property, located in Newburgh, Indiana which was acquired in November 2010. This loan bears interest at a fixed rate equal to 5.59% per annum, and matures on April 1, 2021.

On April 14, 2011, the Company, through a wholly owned subsidiary, acquired a fee simple interest in a 135,028 square foot center known as Silver Springs Pointe located in Oklahoma City, Oklahoma. The Company purchased this property from an unaffiliated third party for approximately $16.0 million.

On April 29, 2011, the Company, through a wholly owned subsidiary, acquired a fee simple interest in a 61,065 square foot property which is leased to Copps Grocery Store located in Neenah, Wisconsin.  The Company purchased this property from an unaffiliated third party for $6.2 million. Concurrent with closing, the Company entered into a $3.5 million loan secured by a first mortgage on the property. This loan bears interest at a fixed rate equal to 5.425% per annum, and matures on May 1, 2041.

On April 29, 2011, the Company, through a wholly owned subsidiary, entered into a $18.7 million loan on the Northcrest Shopping Center and a $18.9 million loan on the Prattville Town Center which are secured by a first mortgage on the respective property.  Both properties were acquired in March 2011. These loans bear interest at a fixed rate equal to 5.475% per annum, and mature on May 1, 2021.

On April 29, 2011, the Company, through a wholly owned subsidiary, acquired a fee simple interest in a 158,516 square foot center known as University Town Center located in Norman, Oklahoma. The Company purchased this property from an unaffiliated third party for $32.5 million.

On May 5, 2011, the Company, through a wholly owned subsidiary, acquired a fee simple interest in a 48,403 square foot property which is leased to Pick N Save Grocery Store located in Burlington, Wisconsin.  The Company purchased this property from an unaffiliated third party for $8.2 million. Concurrent with closing, the Company entered into a $4.5 million loan secured by a first mortgage on the property. This loan bears interest at a fixed rate equal to 5.425% per annum, and matures on June 1, 2041.

As of May 5, 2011, the Company has received proceeds from the Offering (including the DRP), net of commissions, marketing contribution, and due diligence expense reimbursements, of approximately $336.3 million and has issued approximately 37.3 million shares of common stock.

The following condensed consolidated pro forma financial information is presented as if the acquisition of University Town Center and the financings on Northcrest Shopping Center and Prattville Town Center had been consummated as of January 1, 2010 and the common shares outstanding as of the May 5, 2011 were outstanding as of January 1, 2010.  The pro forma financial information below includes the pro forma information of acquisitions and financings completed as of May 5, 2011 as presented in Note 3 to the consolidated financial statements. The pro forma financial information below does not include the pro forma information for the acquisitions of Silver Springs Pointe, Copps Grocery Store and Pick N Save Grocery Store, or the financing on Bell Oaks Shopping Center and Pick N Save Grocery Store, as they are not considered material transactions.  The following condensed pro forma consolidated financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2010, nor does it purport to represent the results of operations for future periods. Depreciation and amortization pro forma adjustments are based on preliminary purchase price allocations and are subject to change.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

	For the three months ended March 31, 2011
	Historical (unaudited)	Pro Forma Adjustments (unaudited) (1)	As Adjusted (unaudited)
Total Income	$14,309,829	$669,453	$14,979,282
Net income (loss) attributable to common stockholders	$113,275	$(315,106)	$(201,831)

Net income (loss) attributable to common stockholders per common share, basic and diluted	$0.00		$(0.01)
Weighted average number of common shares outstanding, basic and diluted	34,357,459		37,304,169

	For the three months ended March 31, 2010
	Historical (unaudited)	Pro Forma Adjustments (unaudited) (1)	As Adjusted (unaudited)
Total Income	$3,734,837	$669,453	$4,404,290
Net loss attributable to common stockholders	$(686,065)	$(416,734)	$(1,102,799)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.02)		$(0.03)
Weighted average number of common shares outstanding, basic and diluted	34,357,459		37,304,169

(1)

For the three months ended March 31, 2011, net loss attributable to common stockholders was adjusted to exclude $50,814 of acquisition related costs incurred in 2011.  For the three months ended March 31, 2010, net loss attributable to common stockholders was adjusted to include this charge.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Diversified Real Estate Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 30, 2011, and the factors described below:

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

The following discussion and analysis relates to the three months ended March 31, 2011 and 2010 and as of March 31, 2011 and December 31, 2010. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are a Maryland corporation sponsored by Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” and formed to acquire and develop commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans made to third parties or to related parties of, or entities sponsored by, IREIC. Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders. At March 31, 2011, the Company owned 30 retail properties, two office properties totaling 3,422,591 square feet and one multi-family property totaling 300 units with a weighted average physical and economic occupancy of 92.2% and 96.7%, respectively.

As of March 31, 2011, annualized base rent per square foot totaled $13.25 for all properties other than multi-family properties and $9,318 per unit for the multi-family property.  Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases at the time of acquisition, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

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

For the three months ended March 31, 2011 Company Highlights

Specific 2011 first quarter achievements include:

•

Acquiring five properties totaling 990,104 square feet for approximately $177.3 million in real estate investment.

•

Financing three properties through borrowing approximately $84.5 million in secured first mortgages.

•

Expanding on line of credit from $25.0 million to $50.0 million designed to give us more short-term financing flexibility to timely close properties in our acquisition pipeline.

•

Declaring and paying monthly distributions totaling $0.60 per share on an annualized basis.

•

Generating gross proceeds (excluding DRP proceeds) totaling approximately $79.6 million from our Offering.

Liquidity and Capital Resources

General

Our principal demands for funds are to acquire real estate assets, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders. We generally seek to fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions have been and will continue to be funded primarily from the sale of our shares, including through our distribution reinvestment plan, as well as debt financings. Our business manager, Inland Diversified Business Manager & Advisor, Inc. referred to herein as our “Business Manager,” its acquisition group, Inland Diversified Real Estate Acquisitions, Inc., and Inland Real Estate Acquisitions, “IREA,” evaluate all of our potential acquisitions and negotiate with sellers and lenders on our behalf. Pending investment in real estate assets, we temporarily invest proceeds from the Offering in investments that yield lower returns than those earned on real estate assets.

Potential future sources of additional liquidity include the proceeds from secured or unsecured financings from banks or other lenders, proceeds from lines of credit from banks or other lenders, and undistributed cash flow from operations.  Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess.  As of March 31, 2011, our borrowings did not exceed 300% of our net assets.

As of March 31, 2011, the Offering (including the DRP) had generated proceeds, net of issuer costs and commissions, the marketing contribution, due diligence expense reimbursements, and other offering related costs, the majority of which are reallowed to third party soliciting dealers, totaling $302,233,670.

As of March 31, 2011 and December 31, 2010, the Company owed $2,954,248 and $4,138,818, respectively, to our Sponsor and its affiliates related to business management fees not otherwise waived, advances from these parties used to pay administrative and offering costs, and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company generally intends to repay.

Distributions

We intend to fund cash distributions to our stockholders from cash generated by our operations and other measures determined under U.S. generally accepted accounting principles (“U.S. GAAP”). Cash generated by operations is not equivalent to our net income from continuing operations also as determined under U.S. GAAP or our taxable income for federal income tax purposes.  Until we generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions, some or all of our distributions may be paid from cash flow generated from investing activities, including the net proceeds from the sale of our assets.  In addition, we may fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fee, or waives its right to be reimbursed for certain expenses.  A deferral, accrual or waiver of any fee or reimbursement owed to our Business Manager has the effect of increasing cash flow from operations for the relevant period because we do not have to use cash to pay any fee or reimbursement which was deferred, accrued or waived during the relevant period.  We will, however, use cash in the future if we pay any fee or reimbursement that was deferred or accrued.  There is no assurance that these other sources will be available to fund distributions.

We will not fund any distributions from the net proceeds of our Offering.  In addition, we have not funded any distributions from the proceeds generated by borrowings, and do not intend to do so.

We generated sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions paid during the three months ended March 31, 2011.  Cash retained by us of $809,070 from the waiver of the first quarter business management fee by our Business Manager had the effect of increasing cash flow from operations for this period because we did not have to use cash to pay the fee or reimbursement. There is no assurance that any deferral, accrual or wavier of any fee or reimbursement will be available to fund distributions in the future.

The monies needed to pay some of the distributions paid from inception through March 31, 2011 were funded from monies provided by IREIC as well as advances by IREIC which were forgiven in 2011.  For U.S. GAAP purposes, these monies have been treated as capital contributions from IREIC although IREIC has not received, and will not receive, any additional shares of our common stock for these contributions.  For federal income tax purposes, these monies may be considered taxable income under certain circumstances.  IREIC also invested $200,000 at the time of our formation.  We will not use any of this initial $200,000 contribution to fund distributions.  There is no assurance that IREIC will continue to contribute monies to fund future distributions if cash flow from operations are not sufficient to cover them.  We intend to continue paying distributions for future periods in the amounts and at times as determined by our board.

Share Repurchase Program

We have a share repurchase program designed to provide limited liquidity to eligible stockholders.  During the three months ended March 31, 2011, we used $227,635 to repurchased 23,014 shares.  Since the start of the program through March 31, 2011, we have used $517,161 to repurchase an aggregate of 53,401 shares.

During the three months ended March 31, 2011, we received requests to repurchase 23,014 shares and fulfilled requests for all of these shares.  The average per share repurchase price during this period was $9.89 and these repurchases were funded from proceeds from our distribution reinvestment plan.

Cash Flow Analysis

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Net cash flows provided by (used in) operating activities	$ 4,835,045	$ (301,089)
Net cash flows used in investing activities	$ (177,432,964)	$ (12,267,170)
Net cash flows provided by financing activities	$ 167,101,207	$ 40,838,276

Net cash provided by (used in) operating activities were $4,835,045 and ($301,089) for the three months ended March 31, 2011 and 2010, respectively. The first quarter 2011 funds were generated primarily from property operations from our real estate portfolio and interest and dividends earned on our marketable securities and bank accounts. The increase from 2010 to 2011 is due to the growth of our real estate portfolio and related, full period, property operations in 2011.

Net cash flows used in investing activities were $177,432,964 and $12,267,170 for the three months ended March 31, 2011 and 2010, respectively. We used $175,651,831 and $12,267,170 during the three months ended March 31, 2011 and 2010, respectively to purchase properties and $1,552,156 to purchase marketable securities in 2011.  The increase in net cash flows used in investing activities from 2010 to 2011 is due to the increase in our acquisition activity in 2011.

Net cash flows provided by financing activities were $167,101,207 and $40,838,276 for the three months ended March 31, 2011 and 2010, respectively. Of these amounts, cash flows from financing activities of $82,183,078 and $40,052,220, respectively, resulted from the sale of our common stock in the best efforts offering and through our DRP. We generated $107,065,740 and $5,445,000, respectively from loan proceeds from borrowings secured by properties in our portfolio, increase in our credit facility and margin payable on our securities portfolio. We used $8,374,800 and $4,550,067, respectively, to pay offering costs. We also used $7,298,050 in 2011 to pay principal payments of mortgage debt and pay down our line of credit and margin liabilities on our securities portfolio.

We used $2,173,076 and $205,268, respectively, to pay loan fee fees and deposits related to financing related to our closed and potential acquisitions.

During the three months ended March 31, 2011 and 2010, we paid distributions in the amount of $4,074,050 and $531,646, respectively.  Our Sponsor contributed $531,646 to fund distributions for the three months ended March 31, 2010.  Our first quarter 2011 distributions were funded from cash flows from operations.  On March 10, 2011, our Sponsor forgave $1,500,000 in liabilities related to advances used to pay administrative and offering costs prior to the commencement of our Offering that were previously funded to the Company and treated this as a capital contribution to cover a portion of distributions paid related to the three months ended December 31, 2010.  For U.S. GAAP purposes, the monies contributed by our Sponsor have been treated as capital contributions from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. Our Sponsor previously invested $200,000 at the time of our formation. We did not use any of this initial $200,000 contribution to fund these distributions. There is no assurance that our Sponsor will continue to contribute monies to fund future distributions if cash flows from operations or borrowings are not sufficient to cover them. The amount and timing of distributions may vary and there is no assurance that we will continue to pay distributions at the existing rate, if at all.

A summary of the distributions declared, distributions paid and cash flows used in operations for the three months ended March 31, 2011 and 2010 follows:

			Distributions Paid
Three Months Ended March 31,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Contributions by IREIC
2011	$4,457,335	$0.15	$1,511,645	$2,562,405	$4,074,050	$4,835,045	$-
2010	$737,820	$0.15	$171,540	$360,106	$531,646	$(301,089)	$531,646

(1)

Assumes a share was issued and outstanding each day during the period.

Results of Operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2011 and 2010.  For the three months ended March 31, 2011 and 2010, our net loss attributable to common stockholders was $154,357 and $392,852, respectively, and included the following components:

Gross revenue for the three months ended March 31, 2011 and 2010 totaled $11,608,299 and $597,871, respectively. The increase in 2011 is due to the ownership and operations of 33 properties compared to two properties during the same period in 2010.

Property operating expenses and real estate taxes for the three months ended March 31, 2011 and 2010 totaled $3,593,163 and $214,034, respectively, and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. The increase in 2011 is due to the ownership and operations of 33 properties compared to two properties during the same period in 2010.

General and administrative expenses during the three months ended March 31, 2011 and 2010 totaled $476,953 and $397,281, respectively. These costs primarily consisted of legal, audit and other professional fees, insurance, independent director compensation, as well as certain salary, information technology and other administrative cost reimbursements made to our Business Manager and affiliates.

Acquisition related costs during the three months ended March 31, 2011 and 2010 totaled $756,186 and $242,756, respectively, and relate to transaction costs for both closed and potential transactions.  These costs mainly include third-party costs such as appraisals, environmental studies, legal fees as well as time and travel expense reimbursements to affiliates of our Sponsor.  We do not pay acquisition fees to our Business Manager or its affiliates.  The increase compared to the three months ended March 31, 2010 relates to increased acquisition activity and costs related to our acquisition pipeline in 2011 compared to the same period in 2010.

Depreciation and amortization expenses for the three months ended March 31, 2011 and 2010 totaled $4,246,292 and $13,770, respectively.  The increase in 2011 is due to the ownership of 33 properties compared to two properties in 2010.

Interest expense for the three months ended March 31, 2011 and 2010 totaled $2,711,416 and $50,629.  The outstanding principal balance of mortgages payable increased from $5,445,000 at March 31, 2010 to $268,596,509 at March 31, 2011.  As of March 31, 2011 and December 31, 2010, our weighted average stated interest rate per annum was 4.71% and 5.16%, respectively, with weighted average maturities of 4.7 years and 5.8 years, respectively.

Noncontrolling interest of $61,367 for the three months ended March 31, 2011 represents the interests of a third party in the Temple Terrace consolidated joint venture which was formed in the third quarter of 2010.

The following table sets forth a summary, as of March 31, 2011, of lease expirations scheduled to occur during each of the calendar years from 2011 to 2015 and thereafter, assuming no exercise of renewal options or early termination rights. The following table is based on leases commenced on or prior to March 31, 2011 and does not include multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2011 (b)	22	54,980	1.7%	$ 1,176,942	2.5%	$21.41
2012	24	92,513	2.9%	1,773,722	3.7%	19.17
2013	81	231,970	7.3%	4,910,922	10.2%	21.17
2014	43	129,693	4.1%	2,551,883	5.3%	19.68
2015	20	64,623	2.0%	1,236,712	2.6%	19.14
Thereafter	163	2,600,203	82.0%	36,323,356	75.7%	13,97
Leased Total	353	3,173,982	100.0%	$47,973,537	100.0%	$15.11

(a)

Represents the contractual base rent in place at the time of lease expiration.

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

Critical Accounting Policies

A critical accounting policy is one that, we believe, would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to the valuation and allocation of investment properties, recognition of rental income, our cost capitalization and depreciation policies and consolidation and equity accounting policies. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. U.S. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties that were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 30, 2011, under the heading “Critical Accounting Policies.”

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

Derivatives

We use derivative instruments, such as interest rate swaps, primarily to manage exposure to interest rate risks inherent in variable rate debt. We may also enter into forward starting swaps or treasury lock agreements to set the effective interest rate on a planned fixed-rate financing. Our interest rate swap involves the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In a forward starting swap or treasury lock agreement that we cash settle in anticipation of a fixed rate financing or refinancing, we will receive or pay an amount equal to the present value of future cash flow payments based on the difference between the contract rate and market rate on the settlement date.  We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.

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

Contractual Obligations

During 2011, we closed on the following mortgages payable:

•

On February 25, 2011, our wholly owned subsidiary entered into a $7,750,000 loan secured by a first mortgage on the Waxahachie Crossing property. This loan bears interest at a fixed rate equal to 5.55% per annum, and matures on March 1, 2021. We will be required to make monthly payments of interest only.

•

On March 4, 2011, our wholly owned subsidiary entered into a $8,383,000 loan secured by a first mortgage on the Lima Marketplace property. This loan bears interest at a fixed rate equal to 5.80% per annum, and matures on April 1, 2021.  We will be required to make monthly payments of interest only.

•

On March 25, 2011, our wholly-owned subsidiary entered into a $68,375,000 loan secured by a first mortgage on the Landstown Commons property. This loan bears interest at a variable rate currently equal to 3.26% per annum, and has a one-year term and a one-year extension option.  We will be required to make monthly payments of interest and with principal payable in five equal installments of $3,040,000 beginning on April 25, 2001 and then a single installment of $3,035,000 due on September 25, 2011.

As of March 31, 2011, we had outstanding commitments to fund approximately $8,231,000 into the Temple Terrace joint venture for a redevelopment project. We intend to fund these outstanding commitments with proceeds from our Offering.

We have provided a partial guarantee on three loans of our subsidiaries.  Two loans are recourse for 50% of the unpaid principal from time to time and 100% of unpaid interest. As of March 31, 2011, the outstanding principal balance on these two loans totaled $40,500,000.  One loan is recourse for $25,000,000 of the unpaid principal and 100% of unpaid interest.

From time to time we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of March 31, 2011 and December 31, 2010, we had a liability of $22,317,114 and $12,904,371, respectively recorded on the consolidated balance sheet as deferred investment property acquisition obligations.  The maximum potential payment is $27,870,016.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

	March 31, 2011	December 31, 2010
Total assets	$635,190,010	$450,114,435
Mortgages, credit facility and securities margin payable	$292,592,465	$192,871,495

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Total income	$11,608,299	$597,871
Net loss attributable to common stockholders	$(154,357)	$(392,852)
Net loss attributable to common stockholders per common share, basic and diluted (a)	$(0.01)	$(0.08)
Distributions declared to common stockholders	$4,457,335	$737,820
Distributions per weighted average common share (a)	$0.15	$0.15
Funds From Operations (b)	$4,085,799	$(279,082)
Cash flows provided by (used in) operating activities	$4,835,045	$(301,089)
Cash flows used in investing activities	$(177,432,964)	$(12,267,170)
Cash flows provided by financing activities	$167,101,207	$40,838,276
Weighted average number of common shares outstanding, basic and diluted	30,128,389	4,987,095

(a)

The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the three months ended March 31, 2011 and 2010, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year ended or period. See Footnote (b) below for information regarding our calculation of FFO.

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

	Three months ended March 31, 2011	Three months ended March 31, 2010
Net loss attributable to common stockholders	$(154,357)	$(392,852)
Add: Depreciation and amortization related to investment properties	4,246,292	113,770
Less: Noncontrolling interest’s share of depreciation and amortization related to investment properties	(6,136)	—

Funds from operations	$4,085,799	$(279,082)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Funds from operations attributable to common stockholders per common share, basic and diluted	$0.14	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	30,128,389	4,987,095

Funds from Operations

For the three months ended March 31, 2011 and 2010, our funds from operations were $4,085,799 and ($279,082), respectively. The increase in 2011 compared to 2010 was mainly due to the growth of our portfolio and related, full period, property operations in 2010 and 2011.

Subsequent Events

We have evaluated events and transactions that have occurred subsequent to March 31, 2011 for potential recognition and disclosure in the consolidated financial statements in this Quarterly Report.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2011 through the close of business on May 31, 2011. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•

In April 2011, total distributions declared for the month of March 2011 were paid in the amount equal to $1,671,918, of which $629,175 was paid in cash and $1,042,743 was reinvested through the Company’s DRP, resulting in the issuance of an additional 109,762 shares of common stock.

•

In May 2011, total distributions declared for the month of April 2011 were paid in the amount equal to $1,757,814, of which $661,823 was paid in cash and $1,095,991 was reinvested through the Company’s DRP, resulting in the issuance of an additional 115,367 shares of common stock.

On April 1, 2011, our wholly owned subsidiary entered into a $6.55 million loan secured by a first mortgage on the Bell Oaks Shopping Center property, located in Newburgh, Indiana which was acquired in November 2010. This loan bears interest at a fixed rate equal to 5.59% per annum, and matures on April 1, 2021.

On April 14, 2011, our wholly owned subsidiary acquired a fee simple interest in a 135,028 square foot center known as Silver Springs Pointe located in Oklahoma City, Oklahoma. We purchased this property from an unaffiliated third party for $16.0 million.

On April 29, 2011, our wholly owned subsidiary acquired a fee simple interest in a 61,065 square foot property which is leased to Copps Grocery Store located in Neenah, Wisconsin.  We purchased this property from an unaffiliated third party for $6.2 million. Concurrent with closing, we entered into a $3.5 million loan secured by a first mortgage on the property. This loan bears interest at a fixed rate equal to 5.425% per annum, and matures on May 1, 2041.

On April 29, 2011, our wholly owned subsidiary entered into a $18.7 million loan on the Northcrest Shopping Center and a $18.9 million loan on the Prattville Town Center which are secured by a first mortgage on the respective property.  Both properties were acquired in March 2011. These loans bear interest at a fixed rate equal to 5.475% per annum, and mature on May 1, 2021.

On April 29, 2011, our wholly owned subsidiary acquired a fee simple interest in a 158,516 square foot center known as University Town Center located in Norman, Oklahoma. We purchased this property from an unaffiliated third party for $32.5 million.

 On May 5, 2011, our wholly owned subsidiary acquired a fee simple interest in a 48,403 square foot property which is leased to Pick N Save Grocery Store located in Burlington, Wisconsin.  We purchased this property from an unaffiliated third party for $8.2 million. Concurrent with closing, we entered into a $4.5 million loan secured by a first mortgage on the property. This loan bears interest at a fixed rate equal to 5.425% per annum, and matures on June 1, 2041.

As of May 5, 2011, we have received proceeds from our Offering (including the DRP), net of commissions, marketing contribution, and due diligence expense reimbursements, of approximately $336.3 million and have issued approximately 37.3 million shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We currently have limited exposure to financial market risks. In addition, as all long-term debt as of March 31, 2011 except two mortgages payable and the Credit Facility are at a fixed rate, the Company’s exposure to interest rate changes is limited. As of March 31, 2011, we had outstanding fixed rate mortgage debt and variable rate mortgage debt equal to $190,871,509 and $77,725,000, respectively, bearing interest at weighted average interest rates equal to 5.31% per annum and 3.22% per annum, respectively, with weighted average maturities of 6.0 years and 1.4 years, respectively.

The variable rate mortgages and $21,000,000 on the Credit Facility have a variable rate interest rate.  If market rates of interest on all floating rate debt as of March 31, 2011 permanently increased by 1%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $893,750 annually.  If market rates of interest on all floating rate debt as of March 31, 2011 permanently decreased by 1%, the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $893,750 annually.

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

While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of March 31, 2011.

	Cost	Fair Value	Hypothetical 10% Decrease in Fair Value	Hypothetical 10% Increase in Fair Value
Equity securities	$ 5,193,431	$ 5,560,985	$ 5,004,887	$ 6,117,084
Debt securities	1,899,490	1,868,320	1,681,488	2,055,152

Total marketable securities	$ 7,092,921	$ 7,429,305	$ 6,686,375	$ 8,172,236

Derivatives

The following table summarizes our interest rate swap contract outstanding as of March 31, 2011:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of March 31, 2011
March 11, 2011	April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350,000	($22,564)

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

We have a limited operating history, and, as a company in its early stages of operations, we have incurred losses in the past and may continue to incur losses.

We have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of an investor’s investment could decline substantially. We were formed in June 2008 and, as of March 31, 2011, had acquired 30 retail properties, two office properties and one multi-family property, and generated limited income, cash flow, funds from operations or funds from which to make distributions to our stockholders. In addition, as a company in its early stages of operations, we have incurred losses since our inception and we may continue to incur losses. As a result, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

Two of our tenants generated a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.

As of March 31, 2011, approximately 8% and 6% of our consolidated annualized base rental revenue was generated by Kohl’s Department Stores, Inc. (“Kohl’s”) and Publix Super Markets, Inc. (“Publix”), respectively. As a result of the concentration of revenue generated from Kohl’s and Publix, if either of these tenants was to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties that it leases were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of March 31, 2011, approximately 28% and 15% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida and Virginia, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.

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

As of March 31, 2011, we had sold the following securities in our Offering for the following aggregate offering prices:

•

33,640,418 shares, equal to $334,616,616 in aggregate gross offering proceeds, in our “best efforts” offering; and

•

750,442 shares, equal to $7,129,193 in aggregate gross offering proceeds, pursuant to the DRP.

As of March 31, 2011, we have incurred the following offering costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs to related parties (1)	$33,241,903
Offering costs to non-related parties	5,953,076
Total offering costs	$39,194,979

(1)

“Offering costs to related parties” includes selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through March 31, 2011, the net offering proceeds to us from the Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $302,233,670.  As of March 31, 2011, we had used $255,478,009 of these net proceeds to purchase interests in real estate and $7,092,921 to invest in marketable securities.  The remaining net proceeds were held as cash at March 31, 2011 and were subsequently partially used to purchase interests in real estate.

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

The table below outlines the shares of common stock we repurchased pursuant to our share repurchase program during the quarter ended March 31, 2011.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2011	6,000	$10.00	6,000	(1)
February 2011	-	$-	-	(1)
March 2011	17,014	$9.85	17,014	(1)

Total	23,014		23,014	(1)

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President and principal executive officer		Treasurer and principal financial officer
Date:	May 12, 2011	Date:	May 12, 2011

Exhibit Index

Exhibit No.	Description
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

10.2

Assignment, dated as of March 11, 2011, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Prattville Legends, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.3

Assignment and Assumption of Leases, dated as of March 11, 2011, by and between Prattcenter, LLC and Inland Diversified Prattville Legends, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.4

Earnout Agreement, dated as of March 11, 2011, by and between Prattcenter, LLC and Inland Diversified Prattville Legends, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.5

Post Closing and Indemnity Agreement, dated as of March 11, 2011, by and between Prattcenter, LLC and Inland Diversified Prattville Legends, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

Exhibit No.	Description
10.6

Purchase and Sale Agreement, dated as of December 23, 2010, by and between Reames Investors, L.L.C. and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of February 14, 2011, the Second Amendment, dated as of March 1, 2011, the Third Amendment, dated as of March 4, 2011, the Fourth Amendment, dated as of March 8, 2011 and the Fifth Amendment, dated as of March 10, 2011 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.7

Assignment, dated as of March 11, 2011, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Charlotte Northcrest, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.8

Assignment and Assumption of Leases, dated as of March 11, 2011, by and between Reames Investors, L.L.C. and Inland Diversified Charlotte Northcrest, L.L.C. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.9

Earnout Agreement, dated as of March 11, 2011, by and between Reams Investors, L.L.C. and Inland Diversified Charlotte Northcrest, L.L.C. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.10

Post Closing and Indemnity Agreement, dated as of March 11, 2011, by and between Reams Investors, L.L.C. and Inland Diversified Charlotte Northcrest, L.L.C. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.11

First Amendment to Credit Agreement, dated as of March 15, 2011, by and among Inland Diversified Real Estate Trust, Inc., Key Bank National Association as administrative agent and the several banks, financial institutions and other entities that may from time to time become parties thereto, as lenders (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.12

Agreement of Purchase and Sale of Shopping Center, dated as of November 18, 2010, by and between Mountain Ventures Virginia Beach, L.L.C. and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of January 18, 2011, the Second Amendment, dated as of January 28, 2011, the Third Amendment, dated as of February 3, 2011, the Fourth Amendment, dated as of February 10, 2011, the Fifth Amendment, dated as of February 17, 2011, the Sixth Amendment, dated as of March 10, 2011 and the Seventh Amendment, dated as of March 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.13

Assignment, dated as of March 25, 2011, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Virginia Beach Landstown, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.14

Assignment of Leases, dated as of March 25, 2011, by Mountain Ventures Virginia Beach, L.L.C. for the benefit of Inland Diversified Virginia Beach Landstown, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.15

Post Closing Agreement, dated as of March 25, 2011, by and between Mountain Ventures Virginia Beach, L.L.C. and Inland Diversified Virginia Beach Landstown, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

Exhibit No.	Description
10.16

Term Loan Agreement, dated as of March 25, 2011, by and between Inland Diversified Virginia Beach Landstown, L.L.C., as borrower, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.17

Promissory Note, dated as of March 25, 2011, by Inland Diversified Virginia Beach Landstown, L.L.C. for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.18

Guaranty Agreement, dated as of March 25, 2011, by Inland Diversified Real Estate Trust, Inc. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.19

Environmental Indemnification and Release Agreement, dated as of March 25, 2011, by and between Inland Diversified Virginia Beach Landstown, L.L.C. and Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.20

Purchase and Sale Agreement, dated as of December 23, 2010, by and between UTC I, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of January 24, 2011, the Second Amendment, dated as of February 4, 2011, the Third Amendment, dated as of February 14, 2011, the Fourth Amendment, dated as of March 1, 2011, the Fifth Amendment, dated as of March 4, 2011, the Sixth Amendment, dated as of March 8, 2011, the Seventh Amendment, dated as of March 10, 2011, the Eighth Amendment, dated as of March 24, 2011, the Ninth Amendment, dated as of April 15, 2011 and the Tenth Amendment, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.21

Assignment, dated as of April 29, 2011, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Norman University, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.22

Assignment and Assumption of Leases, dated as of April 29, 2011, by UTC I, LLC for the benefit of Inland Diversified Norman University, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.23

Post Closing and Indemnity Agreement, dated as of April 29, 2011, by and between UTC I, LLC and Inland Diversified Norman University, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.24

Loan Agreement, dated as of April 29, 2011, by and between Inland Diversified Prattville Legends, L.L.C., as borrower, and JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.25

Promissory Note, dated as of April 29, 2011, by Inland Diversified Prattville Legends, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.26

Guaranty Agreement, dated as of April 29, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

Exhibit No.	Description

10.27

Environmental Indemnification Agreement, dated as of April 29, 2011, by and between Inland Diversified Prattville Legends, L.L.C. and Inland Diversified Real Estate Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.28

Loan Agreement, dated as of April 29, 2011, by and between Inland Diversified Charlotte Northcrest, L.L.C., as borrower, and JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.29

Promissory Note, dated as of April 29, 2011, by Inland Diversified Charlotte Northcrest, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.30

Guaranty Agreement, dated as of April 29, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.31

Environmental Indemnification Agreement, dated as of April 29, 2011, by and between Inland Diversified Charlotte Northcrest, L.L.C. and Inland Diversified Real Estate Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

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