Form 10-Q
period 2011-06-30
Inland Diversified Real Estate Trust, Inc.
filed 2011-08-12
CIK 1438897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

__________________________________________________________

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

Yes ☐    No ☒

As of August 8, 2011, there were 44,991,390 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

i

Item 1. Financial Statements

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

Assets	June 30, 2011 (unaudited)	December 31, 2010

Investment properties (note 3):
Land	$154,792,246	$86,662,482
Building and improvements	546,995,959	227,681,929
Construction in progress	2,856,799	2,394,327

Total	704,645,004	316,738,738
Less accumulated depreciation	(9,528,867)	(3,328,937)

Net investment properties	695,116,137	313,409,801
Cash and cash equivalents	40,708,137	40,900,603
Restricted cash and escrows (note 2)	1,939,134	9,597,135
Investment in marketable securities (note 6)	7,637,788	5,810,374
Investment in unconsolidated entities (notes 5 and 8)	154,551	189,861
Accounts and rents receivable (net of allowance of $365,087 and $258,938, respectively)	4,089,967	2,307,605
Acquired lease intangibles, net (note 2)	122,808,033	73,778,189
Deferred costs, net	4,668,599	2,861,863
Other assets	2,250,726	1,259,004

Total assets	$879,373,072	$450,114,435

Liabilities and Equity
Mortgages, credit facility and securities margin payable (note 9)	$460,228,399	$192,871,495
Accrued offering expenses	179,512	234,629
Accounts payable and accrued expenses	2,669,021	1,290,000
Distributions payable	2,011,928	1,288,633
Accrued real estate taxes payable	4,285,235	783,275
Deferred investment property acquisition obligations (note 13)	30,238,880	12,904,371
Other liabilities	3,938,324	1,979,828
Acquired below market lease intangibles, net (note 2)	15,900,204	8,674,351
Due to related parties (note 8)	2,258,657	4,138,818

Total liabilities	521,710,160	224,165,400

Commitments and contingencies

Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	0	0
Common stock, $.001 par value, 2,460,000,000 shares authorized, 42,075,923 and 26,120,871 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	42,076	26,121
Additional paid in capital, net of offering costs of $47,234,562 and $30,633,908 as of June 30, 2011 and December 31, 2010, respectively	375,523,100	231,881,728
Accumulated distributions and net loss	(22,343,117)	(10,525,282)
Accumulated other comprehensive income	(9,342)	164,141

Total Company stockholders’ equity	353,212,717	221,546,708
Noncontrolling interests	4,450,195	4,402,327

Total equity	357,662,912	225,949,035

Total liabilities and equity	$879,373,072	$450,114,435

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Income:
Rental income	$13,558,279	$1,747,814	$22,479,435	$2,162,770
Tenant recovery income	3,329,359	421,792	5,704,887	596,207
Other property income	257,226	24,894	568,841	33,394

Total income	17,144,864	2,194,500	28,753,163	2,792,371

Expenses:
General and administrative expenses	899,854	454,561	1,376,807	851,842
Acquisition related costs	613,296	679,055	1,369,482	921,811
Property operating expenses	2,806,613	317,645	4,903,609	441,759
Real estate taxes	2,057,757	289,770	3,553,924	379,690
Depreciation and amortization	7,262,894	657,561	11,509,186	771,331
Business management fee—related party (note 8)	500,000	0	500,000	0

Total expenses	14,140,414	2,398,592	23,213,008	3,366,433

Operating income (loss)	3,004,450	(204,092)	5,540,155	(574,062)
Interest and dividend income	152,072	87,184	285,505	114,931
Realized loss on sale of marketable securities	(9,496)	0	(13,308)	0
Interest expense	(4,680,814)	(613,934)	(7,392,230)	(664,564)
Equity in income of unconsolidated entities	74,090	0	27,190	0

Net loss	(1,459,698)	(730,842)	(1,552,688)	(1,123,695)
Less: net income attributable to noncontrolling interests	(27,363)	0	(88,730)	0

Net loss attributable to common stockholders	$(1,487,061)	$(730,842)	$(1,641,418)	$(1,123,695)

Net loss attributable to common stockholders per common share, basic and diluted (note 12)	$(0.04)	$(0.07)	$(0.05)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	38,231,644	10,128,231	34,202,401	7,571,865

Comprehensive income (loss):
Net loss	$(1,459,698)	$(730,842)	$(1,552,688)	$(1,123,695)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(97,524)	0	70,907	0
Unrealized loss on derivatives	(235,134)	0	(257,698)	0
Loss reclassified into earnings from other comprehensive income	9,496	0	13,308	0

Comprehensive loss	(1,782,860)	(730,842)	(1,726,171)	(1,123,695)
Less: comprehensive income attributable to noncontrolling interests	(27,363)	0	(88,730)	0

Comprehensive loss attributable to common stockholders	$(1,810,223)	$(730,842)	$(1,814,901)	$(1,123,695)

See accompanying notes to consolidated financial statements.

Inland Diversified Real Estate Trust, Inc.

Consolidated Statement of Equity

For the six months ended June 30, 2011

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at January 1, 2011	26,120,871	$26,121	$231,881,728	$(10,525,282)	$164,141	$4,402,327	$225,949,035

Distributions declared	0	0	0	(10,176,417)	0	0	(10,176,417)
Distributions paid to noncontrolling interests	0	0	0	0	0	(40,862)	(40,862)
Proceeds from offering	15,388,476	15,388	153,340,185	0	0	0	153,355,573
Offering costs	0	0	(16,600,654)	0	0	0	(16,600,654)
Proceeds from distribution reinvestment program	622,704	623	5,915,073	0	0	0	5,915,696
Shares repurchased	(56,128)	(56)	(553,371)	0	0	0	(553,427)
Discounts on shares issued to affiliates (note 8)	0	0	40,139	0	0	0	40,139
Contributions from sponsor (note 8)	0	0	1,500,000	0	0	0	1,500,000
Unrealized gain on marketable securities	0	0	0	0	70,907	0	70,907
Unrealized loss on derivatives	0	0	0	0	(257,698)	0	(257,698)
Loss reclassified into earnings from other comprehensive income	0	0	0	0	13,308	0	13,308
Net (loss) income	0	0	0	(1,641,418)	0	88,730	(1,552,688)

Balance at June 30, 2011	42,075,923	$42,076	$375,523,100	$(22,343,117)	$(9,342)	$4,450,195	$357,662,912

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operations:
Net loss	$(1,552,688)	$(1,123,695)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,509,186	771,331
Amortization of debt premium and financing costs	341,102	11,332
Amortization of acquired above market leases	1,330,417	74,339
Amortization of acquired below market leases	(367,901)	(42,500)
Straight-line rental income	(751,398)	(99,544)
Equity in income of unconsolidated entities	(27,190)	0
Discount on shares issued to affiliates	40,139	68,754
Payment of leasing fees	(30,761)	0
Realized loss on sale of marketable securities	13,308	0
Changes in assets and liabilities:
Restricted escrows	1,529,805	(145,397)
Accounts and rents receivable, net	(1,030,964)	(486,662)
Other assets	361,153	136,175
Accounts payable and accrued expenses	621,410	473,886
Accrued real estate taxes payable	2,591,890	751,118
Other liabilities	(878,847)	(844,781)
Due to related parties	(277,680)	202,522

Net cash flows provided by (used in) operating activities	13,420,981	(253,122)

Cash flows from investing activities:
Purchase of investment properties	(350,860,434)	(136,724,885)
Capital expenditures and tenant improvements	(529,416)	0
Purchase of marketable securities	(2,111,394)	0
Sale of marketable securities	354,887	0
Restricted escrows	6,619,174	(1,869,881)
Investment in unconsolidated entities	62,500	0

Net cash flows used in investing activities	(346,464,683)	(138,594,766)

Cash flows from financing activities:
Proceeds from offering	153,355,573	101,811,705
Proceeds from the dividend reinvestment program	5,915,696	1,156,943
Shares repurchased	(553,427)	(20,000)
Payment of offering costs	(16,827,692)	(11,071,888)
Proceeds from mortgages payable	209,861,412	97,644,999
Principal payments on mortgage payable	(14,839,192)	0
Proceeds from credit facility	34,000,000	0
Principal payments on credit facility	(28,000,000)	0
Proceeds from securities margin debt	2,122,263	0
Principal payments on securities margin debt	(559,109)	0
Payment of loan fees and deposits	(2,130,304)	(1,291,801)
Distributions paid	(9,453,122)	(1,757,576)
Distributions paid to noncontrolling interests	(40,862)	0
Contributions from sponsor	0	1,757,576

Net cash flows provided by financing activities	332,851,236	188,229,958

Net (decrease) increase in cash and cash equivalents	(192,466)	49,382,070
Cash and cash equivalents, at beginning of period	40,900,603	15,736,208

Cash and cash equivalents, at end of period	$40,708,137	$65,118,278

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(continued)

(unaudited)

	Six months ended June 30,
	2011	2010
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:

Land	$68,129,764	$45,490,000
Building and improvements	318,871,464	86,058,100
Acquired in-place lease intangibles	45,804,626	24,778,449
Acquired above market lease intangibles	8,968,639	3,647,929
Acquired below market lease intangibles	(7,593,754)	(6,562,274)
Assumption of mortgage debt at acquisition	(63,295,106)	(14,684,828)
Non-cash mortgage premium	(1,588,119)	(280,323)
Tenant improvement payable	(54,818)	(25,720)
Deferred investment property acquisition obligations	(23,070,470)	0
Payments related to deferred investment property acquisition obligations	6,576,405	0
Accounts payable and accrued expenses	(327,171)	0
Other liabilities	(2,039,383)	(2,044,837)
Restricted escrows	0	593,560
Deferred costs	104,992	2,500
Accounts and rents receivable	0	154,258
Other assets	1,283,435	70,102
Accrued real estate taxes payable	(910,070)	(472,031)

Purchase of investment properties	$350,860,434	$136,724,885

Cash paid for interest	$5,837,147	$210,258

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$2,011,928	$611,701

Accrued offering expenses	$179,512	$127,247

Contributions from sponsor – forgiveness of debt	$1,500,000	$0

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Diversified Real Estate Trust, Inc. (the “Company”) for the year ended December 31, 2010, which are included in the Company’s 2010 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation have been included in this Quarterly Report.

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

At June 30, 2011, the Company owned 41 retail properties and two office properties collectively totaling 4,836,746 square feet and one multi-family property totaling 300 units with a weighted average physical occupancy and economic occupancy of 93.8% and 97.2%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing for

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

certain vacant spaces, although they own the entire property. The Company is not obligated to pay this contingent purchase price unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreement (note 13).

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

Restricted Cash and Escrows

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors in the amounts of $770,425 and $279,447 as of June 30, 2011 and December 31, 2010, respectively, relating to shares of the Company to be purchased by such investors, which settlement has not occurred as of the balance sheet date. Restricted escrows of $1,168,709 and $9,317,688 as of June 30, 2011 and

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

December 31, 2010, respectively, primarily consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts (note 13).

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

Depreciation expense is computed using the straight line method. Building and improvements are depreciated based upon estimated useful lives of 30 years and 5-15 years for furniture, fixtures and equipment and site improvements.

Tenant improvements are amortized on a straight line basis over the shorter of the life of the asset or the term of the related lease as a component of depreciation and amortization expense. Leasing fees are amortized on a straight-line basis over the term of the related lease as a component of depreciation and amortization expense. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the term of the related loans as a component of interest expense.

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.

Depreciation expense was $3,885,158 and $441,716 for the three months ended June 30, 2011 and 2010, respectively and $6,199,930 and $508,325 for the six months ended June 30, 2011 and 2010, respectively.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $875,584 and $71,054 was recorded as a reduction to rental income for the three months ended June 30, 2011 and 2010, respectively and $1,330,417 and $74,339 for the six months ended June 30, 2011 and 2010, respectively. Amortization pertaining to the below market lease value of $220,879 and $34,872 was recorded as an increase to rental income for the three months ended June 30, 2011 and 2010, respectively and $367,901 and $42,500 for the six months ended June 30, 2011 and 2010, respectively.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight line basis over the acquired leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $2,581,780 and $215,845 for the three months ended June 30, 2011 and 2010, respectively and $4,413,004 and $263,006 for the six months ended June 30, 2011 and 2010, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the weighted-average remaining lease term. As of June 30, 2011, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2011
Intangible assets:
Acquired in-place lease value	$106,129,915	$60,585,156
Acquired above market lease value	24,973,399	16,211,618
Accumulated amortization	(8,295,281)	(3,018,585)

Acquired lease intangibles, net	$122,808,033	$73,778,189

Intangible liabilities:
Acquired below market lease value	$16,519,153	$8,926,021
Accumulated amortization	(618,949)	(251,670)

Acquired below market lease intangibles, net	$15,900,204	$8,674,351

As of June 30, 2011, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 13, 12, and 23 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2011 for each of the five succeeding years is as follows:

	In-place leases	Above market leases	Below market leases
2011 (remainder of year)	$5,317,561	$1,536,035	$513,363
2012	9,601,178	2,915,112	989,178
2013	9,601,178	2,603,342	914,631
2014	9,601,178	2,212,404	900,338
2015	9,601,178	2,052,002	825,853
Thereafter	55,940,923	11,825,942	11,756,841

Total	$99,663,196	$23,144,837	$15,900,204

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

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

During the six months ended June 30, 2011 and 2010, the Company incurred no impairment charges.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

•

future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and duration of the decline in the value of the securities

During the six months ended June 30, 2011 and 2010, the Company incurred no other-than-temporary impairment charges.

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

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting. Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations would be reflected as equity in earnings (loss) of unconsolidated entities on our consolidated statements of operations and other comprehensive income. Additionally, our net investment in the entities is reflected as investment in unconsolidated entities as an asset on the consolidated balance sheets.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

(3) Acquisitions in 2011

Date Acquired	Property Name	Location	Property Segment	Square Footage	Approximate Purchase Price

1st Quarter
02/25/2011	Waxahachie Crossing	Waxahachie, TX	Retail	97,011	$15,500,000
03/09/2011	Village at Bay Park	Ashwaubenon, WI	Retail	180,758	16,697,000
03/11/2011	Northcrest Shopping Center (1)	Charlotte, NC	Retail	133,674	27,035,000
03/11/2011	Prattville Town Center (1)	Prattville, AL	Retail	168,914	26,949,000
03/25/2011	Landstown Commons	Virginia Beach, VA	Retail	409,747	91,164,000

2nd Quarter
04/14/2011	Silver Springs Pointe	Oklahoma City, OK	Retail	135,028	16,012,000
04/29/2011	Copps Grocery Store	Neenah, WI	Retail	61,065	6,235,500
04/29/2011	University Town Center (1)	Norman, OK	Retail	158,516	32,510,000
05/05/2011	Pick N Save Grocery Store	Burlington, WI	Retail	48,403	8,171,000
05/31/2011	Walgreens Portfolio (2)	Various, FL, GA & NC	Retail	85,974	26,637,000
06/01/2011	Perimeter Woods (1)	Charlotte, NC	Retail	303,353	53,986,000
06/17/2011	Draper Peaks (1)	Draper, UT	Retail	229,796	41,452,000
06/22/2011	Shoppes at Prairie Ridge (1)	Pleasant Prairie, WI	Retail	232,815	23,841,000
06/28/2011	Fairgrounds Crossing	Hot Springs, AR	Retail	155,206	24,471,000

		Total		2,400,260	$410,660,500

(1)	There is an earnout component associated with this acquisition that is not included in the approximate purchase price (note 13).
(2)	The portfolio totaled three properties.

During the six months ended June 30, 2011, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $410,660,500. The Company financed these acquisitions with net proceeds from the Offering and through the borrowing and loan assumptions of $273,156,518, secured by first mortgages on the properties and through the borrowing on the credit facility of $34,000,000.

The Company incurred $662,581 and $679,055 during the three months ended June 30, 2011 and 2010, respectively and $1,418,766 and $921,811 for the six months ended June 30, 2011 and 2010, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statement of operations and other comprehensive income and relate to both closed and potential transactions. These costs include third-party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates. The Company does not pay acquisition fees to its Business Manager or its affiliates.

For properties acquired during the six months ended June 30, 2011, the Company recorded revenue of $6,944,588 and property net income of $345,942 not including expensed acquisition related costs.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

The following table presents certain additional information regarding the Company’s acquisitions during the six months ended June 30, 2011. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 13)
Waxahachie Crossing	$1,752,000	$13,190,000	$1,848,939	$1,451,939	$—
Village at Bay Park	5,068,000	8,956,358	2,549,191	358,925	—
Northcrest Shopping Center	3,907,000	26,973,637	3,436,604	346,897	6,935,490
Prattville Town Center	2,463,000	23,553,173	3,782,765	471,775	2,378,653
Landstown Commons	9,751,000	68,166,926	14,363,427	1,146,603	—
Silver Springs Pointe	3,032,000	12,126,000	1,171,293	373,344	—
Copps Grocery Store	892,000	4,642,000	701,478	—	—
University Town Center	5,471,000	26,736,000	2,856,329	849,515	1,703,460
Pick N Save Grocery Store	923,000	5,993,000	1,254,750	—	—
Walgreens Portfolio	3,998,000	20,855,000	1,873,092	194,320	—
Perimeter Woods (1)	9,010,000	44,081,000	4,763,000	97,765	2,431,843
Draper Peaks (2)	11,143,764	28,566,409	7,679,512	1,530,575	4,407,324
Shoppes at Prairie Ridge	4,556,000	20,427,403	4,032,602	—	5,213,700
Fairgrounds Crossing	6,163,000	14,604,558	4,460,283	772,096	—

Total	$68,129,764	$318,871,464	$54,773,265	$7,593,754	$23,070,470

(1)	The Company assumed a mortgage loan from the seller at the time of acquisition of $39,390,000 and recorded a mortgage premium of $1,588,119.
(2)	The Company assumed a mortgage loan from the seller at the time of acquisition of $23,905,106.

The following condensed pro forma consolidated financial statements for the six months ended June 30, 2011 and 2010, include pro forma adjustments related to the acquisitions during 2011 considered material to the consolidated financial statements which were Northcrest Shopping Center, Prattville Town Center, Landstown Commons, University Town Center, Perimeter Woods, Draper Peaks, Shoppes at Prairie Ridge and Fairgrounds Crossing including the related financings.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

On a pro forma basis, the Company assumes all acquisitions had been consummated as of January 1, 2010 and the common shares outstanding as of the June 30, 2011 were outstanding as of January 1, 2010. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 2010, nor does it purport to represent the results of operations for future periods.

	For the three months ended June 30, 2011
	Historical (unaudited)	Pro Forma Adjustments (unaudited) (1)	As Adjusted (unaudited)
Total Income	$17,144,864	$2,946,011	$20,090,875
Net loss attributable to common stockholders	$(1,487,061)	$(791,676)	$(2,278,737)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.04)		$(0.05)

Weighted average number of common shares outstanding, basic and diluted	38,231,644		42,075,923

	For the six months ended June 30, 2011
	Historical (unaudited)	Pro Forma Adjustments (unaudited) (1)	As Adjusted (unaudited)
Total Income	$28,753,163	$9,726,065	$38,479,228
Net loss attributable to common stockholders	$(1,641,418)	$(1,864,740)	$(3,506,158)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.05)		$(0.08)

Weighted average number of common shares outstanding, basic and diluted	34,202,401		42,075,923

	For the three months ended June 30, 2010
	Historical (unaudited)	Pro Forma Adjustments (unaudited) (1)	As Adjusted (unaudited)
Total Income	$2,194,500	$7,240,635	$9,435,135
Net loss attributable to common stockholders	$(730,842)	$(1,599,049)	$(2,329,891)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.07)		$(0.06)

Weighted average number of common shares outstanding, basic and diluted	10,128,231		42,075,923

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

	For the six months ended June 30, 2010
	Historical (unaudited)	Pro Forma Adjustments (unaudited) (1)	As Adjusted (unaudited)
Total Income	$2,792,371	$14,399,180	$17,191,551
Net loss attributable to common stockholders	$(1,123,695)	$(3,385,662)	$(4,509,357)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.15)		$(0.11)

Weighted average number of common shares outstanding, basic and diluted	7,571,865		42,075,923

(1)	For the three and six months ended June 30, 2011, net income attributable to common stockholders was adjusted to exclude $138,640 and $437,902, respectively of acquisition related costs incurred in 2011. For the three and six months ended June 30, 2010, net loss attributable to common stockholders was adjusted to include these charges, respectively.

(4) Operating Leases

Minimum lease payments to be received under operating leases including ground leases, and excluding the one multi-family property (lease terms of twelve-months or less) as of June 30, 2011 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2011 (remainder of year)	$31,988,637
2012	62,530,115
2013	59,142,745
2014	54,567,275
2015	51,433,065
Thereafter	432,248,715

Total	$691,910,552

The remaining lease terms range from less than one year to 75 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

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

Joint Venture	Description	Ownership %	June 30, 2011	December 31, 2010
Oak Property & Casualty LLC	Insurance Captive	25%	$153,551	$188,861

The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. For the three and six months ended June 30, 2011, the Company was allocated income of $74,090 and $27,190, respectively from the venture.

On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1,000, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

(6) Investment in Marketable Securities

Investment in marketable securities of $7,637,788 and $5,810,374 at June 30, 2011 and December 31, 2010, respectively, consists of primarily preferred and common stock investments in other publicly traded REITs, and commercial mortgage backed securities which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. For the marketable securities held as of June 30, 2011, the Company had net unrealized loss of $97,524 and unrealized gain of $70,907 for the three and six months ended June 30, 2011, respectively, which have been recorded as net other comprehensive income in the accompanying consolidated statements of operations and other comprehensive income.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. For the three and six months ended June 30, 2011, the Company had a realized loss of $9,496 and $13,308, respectively, which has been recorded as realized loss on sale of marketable securities in the accompanying consolidated statements of operations and other comprehensive income.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

(7) Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties approximates their fair values at June 30, 2011 and December 31, 2010 due to the short maturity of these instruments.

All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2—“Fair Value Measurements.”

The following table presents the Company’s assets and liabilities, measured on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
June 30, 2011
Asset - investment in marketable securities	$6,051,872	$1,585,916	$-	$7,637,788
Liability - interest rate swap	$-	$257,698	$-	$257,698

December 31, 2010
Asset - investment in marketable securities	$3,822,500	$1,987,874	$-	$5,810,374
Liability - interest rate swap	$-	$-	$-	$-

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

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $444,158,378 and $184,364,628 at June 30, 2011 and December 31, 2010, respectively, and its estimated fair value was $450,150,190 and $181,294,417 as of June 30, 2011 and December 31, 2010, respectively. The Company’s carrying amount of variable rate borrowings on the Credit Facility and margins payable approximates their fair values at June 30, 2011 and December 31, 2010.

(8) Transactions with Related Parties

The Company has an investment in an insurance captive entity with other REITs sponsored by our Sponsor. The entity is included in the Company’s disclosure of Unconsolidated Joint Venture (note 5) and is included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

As of June 30, 2011 and December 31, 2010, the Company owed a total of $2,258,657 and $4,138,818, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

At June 30, 2011 and December 31, 2010, the Company held $662,250 and $88,000 in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.

The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a fair market value of $1,000 at June 30, 2011 and December 31, 2010, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

The following table summarizes the Company’s related party transactions for the six months ended June 30, 2011 and 2010.

		For the three months ended		For the six months ended		Unpaid amounts as of
		June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	December 31, 2010
General and administrative:
General and administrative reimbursement	(a)	$729,298	$125,816	$800,679	$297,020	$602,625	$665,772
Loan servicing	(b)	20,651	-	33,202	-		-
Affiliate share purchase discounts	(c)	16,222	28,976	40,139	68,754		-
Investment advisor fee	(d)	18,780	-	34,042	-	6,035	37,275

Total general and administrative to related parties		$784,951	$154,792	$908,062	$365,774	$608,660	$703,047

Offering costs	(e)(f)	$7,264,652	$5,995,805	$15,144,847	$9,919,987	$179,368	$351,288
Organization costs	(e)(f)	-	-	-	-	-	-
Acquisition related costs	(g)	343,478	158,016	570,505	314,076	246,829	239,131
Real estate management fees	(h)	699,346	103,852	1,208,396	128,251	-	-
Business manager fee	(i)	500,000	-	500,000	-	500,000	602,802
Loan placement fees	(j)	247,555	74,452	348,741	74,452	-	-
Cost reimbursements	(k)	-	-	75,000	-	-	18,750
Sponsor noninterest bearing advances	(l)	-	-	(1,500,000)	-	723,800	2,223,800
Sponsor contributions to pay dividends	(l)	-	1,225,930	1,500,000	1,757,576	-	-

(a)	The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income. A total of $602,625 and $665,772 remained unpaid as of June 30, 2011 and December 31, 2010, respectively, and are included in due to related parties on the accompanying consolidated balance sheets.
(b)	A related party of the Business Manager provides loan servicing to the Company for an annual fee equal to .03% of the first $1 billion of serviced loans and .01% for serviced loans over $1 billion. These loan servicing fees are paid monthly and are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.
(c)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 40,139 shares and 68,754 shares to related parties and recognized an expense related to these discounts of $40,139 and $68,754 for the six months ended June 30, 2011 and 2010, respectively.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

(d)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities. Fees of $6,035 and $37,275 remained unpaid as of June 30, 2011 and December 31, 2010, respectively, and are included in due to related parties in the accompanying consolidated balance sheets.
(e)	A related party of the Business Manager receives selling commissions equal to 7.5% of the sale price for each share sold and a marketing contribution equal to 2.5% of the gross offering proceeds from shares sold, the majority of which are reallowed to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds (which may, in the Company’s sole discretion, be paid or reimbursed from the marketing contribution or from issuer costs). In addition, our Sponsor, its affiliates and third parties are reimbursed for any issuer costs that they pay on our behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed as a marketing contribution, in an amount not to exceed 5% of the gross offering proceeds. The Company will not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Such costs are offset against the stockholders’ equity accounts. A total of $179,368 and $351,288 of offering costs were unpaid as of June 30, 2011 and December 31, 2010, respectively, and are included in due to related parties in the accompanying consolidated balance sheets.
(f)	As of June 30, 2011, the Company had incurred $47,234,562 of offering costs, of which $40,506,555 was paid or accrued to related parties. Pursuant to the terms of the Offering, the Business Manager has agreed to reimburse the Company all public offering and organizational expenses (excluding selling commissions and the marketing contribution) in excess of 5% of the gross proceeds of the Offering or all organization and offering expenses (including selling commissions and the marketing contribution) which together exceed 15% of gross offering proceeds. As of June 30, 2011, offering costs did not exceed the 5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Business Manager.
(g)	The Business Manager and its related parties are reimbursed for acquisition, dead deal and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets. These costs relate to both closed and potential transactions and include customary due diligence costs including time and travel expense reimbursements. The Company does not pay acquisition fees to its Business Manager or its affiliates. Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and other comprehensive income. A total of $246,829 and $239,131 remained unpaid as of June 30, 2011 and December 31, 2010, respectively, and are included in due to related parties on the accompanying consolidated balance sheets.
(h)	The real estate managers, entities owned principally by individuals who are related parties of the Business Manager, receive monthly real estate management fees up to 4.5% of gross operating income (as defined), for management and leasing services. Such costs are included in property operating expenses in the accompanying consolidated statements of operations and other comprehensive income. No amounts remained unpaid as of June 30, 2011 and December 31, 2010.
(i)	Subject to satisfying the criteria described below, the Company pays the Business Manager a quarterly business management fee equal to a percentage of the Company’s “average invested assets” (as defined in the Offering prospectus), calculated as follows:

(1)	if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 7% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.25% of its “average invested assets” for that prior calendar quarter;
(2)	if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 6% annualized distribution rate but less than 7% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.1875% of its “average invested assets” for that prior calendar quarter;
(3)	if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 5% annualized distribution rate but less than 6% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.125% of its “average invested assets” for that prior calendar quarter; or
(4)	if the Company does not satisfy the criteria in (1), (2) or (3) above in a particular calendar quarter just ended, it will not, except as set forth below, pay a business management fee for that prior calendar quarter.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

(5)	Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time. This obligation to pay the accrued fee terminates if the Company acquires the Business Manager. For the six months ended June 30, 2011, the Business Manager was entitled to a business management fee in the amount equal to $2,072,628 of which $1,572,628 was permanently waived and $500,000 remained unpaid related to the second quarter of 2011 and is included in due to related parties on the accompanying consolidated balance sheets.

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

(j)	The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan it places for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.
(k)	The Company reimburses a related party of the Business Manager for costs incurred for construction oversight provided to the Company relating to its joint venture redevelopment project. These reimbursements are paid monthly during the development period. These costs are capitalized and are included in construction in progress on the accompanying consolidated balance sheet.
(l)	As of June 30, 2011 and December 31, 2010, the Company owed $723,800 and $2,223,800, respectively, to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of our Offering. These amounts are included in due to related parties on the accompanying consolidated balance sheets. On March 10, 2011, our Sponsor forgave $1,500,000 in liabilities related to non interest bearing advances that were previously funded to the Company to cover a portion of distributions paid related to the three months ended December 31, 2010. For U.S. GAAP purposes, this forgiveness of debt was treated as a capital contribution from our Sponsor who has not received, and will not receive, any additional shares of our common stock for making this contribution. No additional contributions were made during the six months ended June 30, 2011. For the six months ended June 30, 2010, the Sponsor contributed $1,757,576 to the Company to pay 2010 distributions to its stockholders. Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. In addition, the Company has not used any of the Sponsor’s initial $200,000 contribution to fund distributions. There is no assurance that our Sponsor will continue to contribute monies to fund future distributions.

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the six months ended June 30, 2011 and 2010.

As of June 30, 2011 and December 31, 2010, the Company had deposited cash of $3,660,461 and $3,639,836, respectively in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

(9) Mortgages, Credit Facility, and Securities Margins Payable

As of June 30, 2011, the Company had the following mortgages payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at June 30, 2011 (a)	Notes
03/24/2012	Landstown Commons	Daily LIBOR + 3.00%	$59,255,000	(b)
09/01/2018	Perimeter Woods	6.02%	39,390,000	(d)
06/01/2015	The Landing at Tradition	4.25%	31,000,000	(c)
10/01/2015	Draper Peaks	5.74%	23,905,106	(d)
06/01/2015	Regal Court	5.30%	23,900,000
06/01/2021	University Town Center	5.48%	22,180,000
05/01/2021	Prattville Town Center	5.48%	18,890,000
05/01/2021	Northcrest Shopping Center	5.48%	18,720,000
01/01/2018	Colonial Square Town Center	5.50%	18,140,000	(e)
12/01/2011	Draper Crossing	7.33%	14,426,738	(f)
06/22/2016	Shoppes at Prairie Ridge	30-Day LIBOR + 2.50%	13,358,984	(g)
10/01/2017	The Crossings at Hillcroft	3.88%	11,370,000
09/01/2020	Kohl’s at Calvine Pointe	5.70%	10,500,000	(h)
10/01/2020	Siemens’ Building	5.06%	10,250,000
06/01/2015	Tradition Village Center	4.25%	9,500,000	(c)
11/05/2015	Kohl’s Bend River Promenade	30-Day LIBOR + 2.75%	9,350,000	(i)
06/01/2021	The Village at Bay Park	5.58%	9,183,298
11/01/2020	Time Warner Cable Div. HQ	5.18%	9,100,000
07/01/2021	Silver Springs	5.03%	8,800,000
04/01/2021	Lima Marketplace	5.80%	8,383,000
03/01/2021	Waxahachie Crossing	5.55%	7,750,000
05/10/2014	Publix Shopping Center	5.90%	7,146,020
01/01/2018	Shops at Village Walk	5.50%	6,860,000	(e)
06/01/2017	Pleasant Hill Commons	6.00%	6,800,000
04/01/2021	Bell Oaks Shopping Center	5.59%	6,547,500
03/01/2015	Merrimack Village Center	6.50%	5,445,000
09/01/2020	Lake City Commons	5.70%	5,200,000	(h)
07/01/2021	Walgreens – Lake Mary Plaza	5.10%	5,080,000
09/01/2020	Whispering Ridge	5.70%	5,000,000	(h)
07/01/2021	Walgreens – Walgreens Plaza	5.30%	4,650,000
06/01/2041	Pick N Save Grocery Store	5.43%	4,490,000
07/01/2021	Walgreens – Heritage Square	5.10%	4,460,000
05/01/2041	Copps Grocery Store	5.43%	3,480,000

			$442,510,646

(a)	Principal balance does not include mortgage premium, net of $1,647,732.
(b)	The loan bears interest at a rate equal to daily LIBOR plus 3.00% (3.19% as of June 30, 2011). The Company has a right and intends to extend the loan until March 24, 2013. The Company has provided a partial guarantee on these loans making it recourse for $25,000,000 of the unpaid principal and 100% of unpaid interest.
(c)

Each loan bears interest at a fixed rate equal to 4.25% until May 31, 2013, 4.50% from June 1, 2013 until May 31, 2014 and 5.00% from June 1, 2014 until June 1, 2015, the maturity date. Interest expense is

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

recognized using the effective interest method based on an effective interest rate of approximately 4.44%. The Company has provided a partial guarantee on these loans making it recourse for 50% of the unpaid principal and 100% of unpaid interest.
(d)	Loan was assumed from the seller at the time of closing.
(e)	Loan is secured by cross-collateralized first mortgages on these two properties.
(f)	Loan was assumed from the seller at the time of closing. The Company has the right to extend the loan until December 1, 2031 at an interest rate of 9.33% or the applicable treasury rate plus 2.00%, whichever is greater. The Company intends to refinance the loan before maturity.
(g)	The loan bears interest at a rate equal to thirty-day LIBOR plus 2.50% (2.69% as of June 30, 2011). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreement section below.
(h)	Mortgage payable is secured by cross-collateralized first mortgages on these three properties.
(i)	The loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% (2.94% as of June 30, 2011). On March 11, 2011, the Company entered into an interest rate swap related to this loan. See interest rate swap agreement section below.

The principal amount of our mortgage loans outstanding as of June 30, 2011 and December 31, 2010 was $442,510,646 and $184,193,320, respectively, and had a weighted average stated interest rate of 5.01% and 5.16% per annum, respectively. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2011, all of the mortgages were current in payments and the Company was in compliance with such covenants.

On November 1, 2010, we entered into a credit agreement (as amended the “Credit Facility”), under which we may borrow, on an unsecured basis, up to $50,000,000. We have the right, provided that no default has occurred and is continuing, to increase the facility amount up to $150,000,000 with approval from the lender. The entire unpaid principal balance of all borrowings under the credit facility and all accrued and unpaid interest thereon will be due and payable in full on October 31, 2012, which date may be extended to October 31, 2013 subject to satisfaction of certain conditions, including the payment of an extension fee. We have the right to terminate the facility at any time, upon one day’s notice and the repayment of all of its obligations there under. We may borrow at rates equal to (1) the sum of (a) LIBOR, with a floor of 1.00% per annum, divided by an amount equal to one minus the then-current reserve requirement, plus (b) 3.50% per annum (referred to herein as a “LIBOR advance”) or (2) the Base Rate (as defined herein), plus a margin equal to 2.50% per annum (referred to herein as a “Base Rate advance”). As used herein, “Base Rate” means, for any day, the highest of: (i) the prime rate for that day; (ii) 2.00% per annum; (iii) the sum of the Federal Funds Effective Rate for that day plus 0.50% per annum; and (iv) the sum of LIBOR plus 1.00% per annum. We generally will be required to make interest-only payments, except that we may be required to make partial principal payments if we are unable to comply with certain debt covenants set forth in the Credit Facility. We also may, from time to time, prepay all or part of any Base Rate advance without penalty or premium, and may prepay any LIBOR advance subject to indemnifying each lender for any loss or cost incurred by it resulting therefrom. The Credit Facility requires compliance with certain covenants which the Company was in compliance with at June 30, 2011. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our material subsidiaries owning unencumbered properties. As of June 30, 2011 and December 31, 2010, the outstanding balance on the Credit Facility was $13,000,000 and $7,000,000, respectively. The interest rate at June 30, 2011 was 4.50% per annum.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

The Company has purchased a portion of its marketable securities through margin accounts. As of June 30, 2011 and December 31, 2010, the Company has recorded a payable of $3,070,022 and $1,506,867, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of June 30, 2011 and December 31, 2010, the interest rate was 0.6% and 0.5% per annum, respectively. The securities margin payable is due upon the sale of the marketable securities.

The following table shows the scheduled maturities of mortgages payable, Credit Facility and securities margin payable as of June 30, 2011 and for the next five years and thereafter:

	Mortgages Payable (1)	Credit Facility (2)	Securities Margin Payable	Total
2011	$24,094,042	$13,000,000	$3,070,021	$40,164,063
2012	56,878,635	-	-	56,878,635
2013	1,042,058	-	-	1,042,058
2014	7,675,664	-	-	7,675,664
2015	103,908,670	-	-	103,908,670
Thereafter	248,911,577	-	-	248,911,577

Total	$442,510,646	$13,000,000	$3,070,021	$458,580,667

(1)	Excludes mortgage premiums associated with debt assumed at acquisition of which a premium of $1,647,732, net of accumulated amortization, is outstanding as of June 30, 2011.
(2)	The balance was due and payable in full on October 31, 2012, however, it was subsequently reduced to zero on July 27, 2011.

Interest Rate Swap Agreements

On March 11, 2011, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $9,350,000 and a maturity date of November 5, 2015 associated with the debt secured by a first mortgage on the Kohl’s Bend River Promenade property. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 2.26% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 5.01%.

On June 22, 2011, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $13,358,984 and a maturity date of June 22, 2016 associated with the debt secured by a first mortgage on the Shoppes at Prairie Ridge property. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 1.97% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 4.47%.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As these interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to its fair value with a corresponding offset to accumulated other comprehensive income. The interest rate swaps have been and are expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedges is reported in other income/expense. As of June 30, 2011, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swap expected to be reclassified from accumulated other comprehensive income to interest expense in the next twelve months total $405,250.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap	Other liabilities	$257,698	Other liabilities	$-

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive loss for the six months ended June 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

	2011	2010		2011	2010		2011	2010
Interest rate swaps	$(307,331)	-	Interest Expense	$(49,633)	$-	Other Expense	$-	$-

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

The Company had no uncertain tax positions as of June 30, 2011 and December 31, 2010. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2011. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the six months ended June 30, 2011 and 2010. As of June 30, 2011, returns for the calendar years 2008 and 2009 remain subject to examination by U.S. and various state and local tax jurisdictions.

(11) Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share. During the six months ended June 30, 2011 and 2010, the Company declared cash distributions, totaling $10,176,417 and $2,252,898, respectively.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

(12) Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of June 30, 2011 and December 31, 2010, the Company did not have any dilutive common share equivalents outstanding.

(13) Commitments and Contingencies

As of June 30, 2011, the Company had outstanding commitments to fund approximately $8,098,000 into the Temple Terrace joint venture. The Company intends on funding these commitments with proceeds from the Offering.

The acquisition of ten of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from two to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has determined that the estimated fair value at June 30, 2011 and December 31, 2010 of the earnout consideration payments is approximately $30,238,880 and $12,904,371, respectively. The fair value was estimated based on Level 3 inputs including lease-up period, market rents, probability of occupancy and discount rate.

Such amounts have been recorded as additional purchase price of those properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheet as of June 30, 2011 and December 31, 2010. The liability increases as the anticipated payment date draws near based on a present value. Based on the estimates the Company uses, the Company increased the liability by $791,128 and $889,728 related to amortization expense which was recorded on the accompanying consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2011, respectively. The Company has paid $6,576,405 in earnout payments and recorded $49,284 as a reduction to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive income related to changes in the underlying liability assumptions as of June 30, 2011.

The Company has provided a partial guarantee on two loans of our subsidiaries. Two loans are recourse for 50% of the unpaid principal from time to time and 100% of unpaid interest. As of June 30, 2011, the outstanding principal balance on these two loans totaled $40,500,000 (note 9). In addition, a third loan is recourse for $25,000,000 of the unpaid principal and 100% of unpaid interest (note 9).

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

(14) Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the six months ended June 30, 2011 and 2010. As the Company acquires additional properties in the future, we anticipate adding business segments and related disclosures when they become significant.

(15) Subsequent Events

The Company has evaluated events and transactions that have occurred subsequent to June 30, 2011 for potential recognition and disclosure in these consolidated financial statements.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2011 through the close of business on September 30, 2011. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•

In July 2011, total distributions declared for the month of June 2011 were paid in the amount equal to $2,011,928, of which $759,133 was paid in cash and $1,252,795 was reinvested through the Company’s DRP, resulting in the issuance of an additional 131,873 shares of common stock.

•

In August 2011, total distributions declared for the month of July were paid in the amount equal to $2,203,903, of which $835,617 was paid in cash and $1,368,286 was reinvested through the Company’s DRP, resulting in the issuance of an additional 144,030 shares of common stock.

As of August 8, 2011, the Company has received proceeds from the Offering (including the DRP), net of commissions, marketing contribution, and due diligence expense reimbursements, of approximately $405.7 million and has issued approximately 45.0 million shares of common stock.

The Company renewed its business management agreement with the Business Manager, effective August 24, 2011. The renewed agreement will be effective through August 24, 2012. The terms of the agreement remain unchanged.

Subsequent to June 30, 2011, the Company paid a total of $2,669,339 in earnout payments and invested $11,527,785 in marketable securities.

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

The following discussion and analysis relates to the three and six months ended June 30, 2011 and 2010 and as of June 30, 2011 and December 31, 2010. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are a Maryland corporation sponsored by Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” and formed to acquire and develop commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans made to third parties or to related parties of, or entities sponsored by, IREIC. Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders. At June 30, 2011, the Company owned 41 retail properties and two office properties collectively totaling 4,836,746 square feet and one multi-family property totaling 300 units with a weighted average physical and economic occupancy of 93.8% and 97.2%, respectively.

As of June 30, 2011, annualized base rent per square foot totaled $13.38 for all properties other than the multi-family property and $9,518 per unit for the multi-family property. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases at the time of acquisition, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

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

Market Outlook

Since 2007, when the U.S. began to slip into a major recession, there has been no significant defining trend that can be attributed to the economy as a whole. The stock market indexes dropped precipitously through mid 2009 and have since recovered most of those losses. However, stocks have not reached their pre-recession level and cannot sustain enough momentum to do so. The national unemployment rate peaked in late 2009 at just above 10% and has since seen a slight recovery into the mid-9% range. Retail sales saw modest improvement in 2010 and into early 2011, but in the past few months growth has been stagnant. The economic stimulus package fostered by the U.S. government seems to have had a moderately positive stance in the early part of the recovery, but the current volatility coincides with the end of the stimulus efforts. These factors have led many to believe that the economy is not strong enough to pull ahead on its own.

We believe that the national economy and the world economy are linked more closely than they have ever been. Debt problems in Europe and political unrest in the Middle East have had a negative effect on domestic growth. In Europe, we have seen financially healthy nations spend many months trying to find ways to keep weaker nations from defaulting on their financial obligations. Plans are proposed and then regularly revised based on a complex set of interrelated circumstances. The uncertainty surrounding these events causes markets everywhere to experience volatility.

In our business we are concerned with our ability to buy new properties, finance those acquisitions and keep our properties as fully leased as possible. We are fortunate to have started acquiring properties after the bottom of the recession in 2009. The market had adjusted to the effects of the recession and this has generally been reflected in the pricing of our acquisitions. Further, our underwriting contemplates current market conditions. In other words we do not have legacy issues that some other property owners now face. However, the general overall economic uncertainty that persists affects us all and keeps us from being able to make definitive statements about trends and conditions. Financing, until recently, has been readily available at what we believe are attractive interest rates. However, we foresee at least a temporary disruption of the CMBS market due to issues related to the ratings and pricing of these products. However banks and insurance companies have not been directly impacted by these events through the current time.

Primarily for the reasons above, we continue to see a flight to quality in all investment classes. We believe the properties we purchased to date fit well within that category.

For the six months ended June 30, 2011 Company Highlights

Specific 2011 achievements include:

•	Acquiring 16 properties totaling 2,400,260 square feet for approximately $410.7 million in real estate investment.

•	Financing 17 properties through borrowing or assuming approximately $273.2 million in secured first mortgages.

•	Expanding our line of credit from $25.0 million to $50.0 million which should give us more short-term financing flexibility to timely close properties in our acquisition pipeline.

•	Declaring and paying monthly distributions totaling $0.60 per share on an annualized basis and fully funding all distributions out of cash flow from operations.

•	Generating gross proceeds (excluding DRP proceeds) totaling approximately $153.4 million from our Offering.

Liquidity and Capital Resources

General

Our principal demands for funds are to acquire real estate and real estate-related assets, to pay capital expenditures, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders. We generally, during the pendency of the Offering, seek to fund our cash needs for items other than asset acquisitions and related financings from operations. Our cash needs for acquisitions (including any contingent earnout payments) and related financings have been and will continue to be funded primarily from the sale of our shares, including through our distribution reinvestment plan, as well as debt financings. Our business manager, Inland Diversified Business Manager & Advisor, Inc. referred to herein as our “Business Manager,” its acquisition group, Inland Diversified Real Estate Acquisitions, Inc., and Inland Real Estate Acquisitions, “IREA,” evaluate all of our potential acquisitions and negotiate with sellers and lenders on our behalf. Pending investment in real estate assets, we temporarily invest proceeds from the Offering in investments that likely yield lower returns than those earned on real estate assets.

Potential future sources of additional liquidity include the proceeds from secured or unsecured financings from banks or other lenders, including proceeds from lines of credit, and undistributed cash flow from operations. In general, our strategy is to target a 55% loan to value leverage limit on a portfolio basis. Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of June 30, 2011, our borrowings did not exceed 300% of our net assets.

As of June 30, 2011, the Offering (including the DRP) had generated proceeds, net of issuer costs and commissions, the marketing contribution, due diligence expense reimbursements, and other offering related costs, the majority of which are reallowed to third party soliciting dealers, totaling $370,956,484.

As of June 30, 2011 and December 31, 2010, the Company owed $2,258,657 and $4,138,818, respectively, to our Sponsor and its affiliates for business management fees not otherwise waived, advances from these parties used to pay administrative and offering costs, and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company generally intends to repay.

Distributions

We intend to fund cash distributions to our stockholders from cash generated by our operations and other measures determined under U.S. generally accepted accounting principles (“U.S. GAAP”). Cash generated by operations is not equivalent to our net income from continuing operations also as determined under U.S. GAAP or our taxable income for federal income tax purposes. If we are unable to generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions, some or all of our distributions may be paid from cash flow generated from investing activities, including the net proceeds from the sale of our assets. In addition, we may fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fee, or waives its right to be reimbursed for certain expenses. A deferral, accrual or waiver of any fee or reimbursement owed to our Business Manager has the effect of increasing cash flow from operations for the relevant period because we do not have to use cash to pay any fee or reimbursement which was deferred, accrued or waived during the relevant period. We will, however, use cash in the future if we pay any fee or reimbursement that was deferred or accrued. There is no assurance that these other sources will be available to fund distributions.

We will not fund any distributions from the net proceeds of our Offering. In addition, we have not funded any distributions from the proceeds generated by borrowings, and do not intend to do so.

We generated sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions paid during the six months ended June 30, 2011. Cash retained by us of $1,572,628 from the waiver of a portion of the 2011 business management fee by our Business Manager had the effect of increasing cash flow from operations for this period because we did not have to use cash to pay the fee. However, even if the Business Manager had not waived part of the 2011 business management fee, we would have generated sufficient cash flow from operations to fully fund distributions paid for the period. There is no assurance that any deferral, accrual or waiver of any fee or reimbursement will be available to fund distributions in the future.

The monies needed to pay some of the distributions paid from inception through December 31, 2010 were funded from monies provided by IREIC as well as advances by IREIC which were forgiven in 2011. For U.S. GAAP purposes, these monies have been treated as capital contributions from IREIC although IREIC has not received, and will not receive, any additional shares of our common stock for these contributions. For federal income tax purposes, these monies may be considered taxable income under certain circumstances. IREIC also invested $200,000 at the time of our formation. We will not use any of this initial $200,000 contribution to fund distributions. There is no assurance that IREIC will continue to contribute monies to fund future distributions if cash flow from operations are not sufficient to cover them. We intend to continue paying distributions for future periods in the amounts and at times as determined by our board.

Share Repurchase Program

We have a share repurchase program designed to provide limited liquidity to eligible stockholders. During the three and six months ended June 30, 2011, we used $325,792 to repurchase 33,114 shares and $553,427 to repurchase 56,128 shares, respectively. Since the start of the program through June 30, 2011, we have used $842,954 to repurchase an aggregate of 86,515 shares.

During the six months ended June 30, 2011, we received requests to repurchase 56,128 shares and fulfilled requests for all of these shares. The average per share repurchase price during this period was $9.86 and these repurchases were funded from proceeds from our distribution reinvestment plan.

Cash Flow Analysis

	For the six months ended June 30,
	2011	2010
Net cash flows provided by (used in) operating activities	$13,420,981	$(253,122)
Net cash flows used in investing activities	$(346,464,683)	$(138,594,766)
Net cash flows provided by financing activities	$332,851,236	$188,229,958

Net cash provided by (used in) operating activities was $13,420,981 and ($253,122) for the six months ended June 30, 2011 and 2010, respectively. The funds generated in 2011 were primarily from property operations from our real estate portfolio. The increase from 2010 to 2011 is due to the growth of our real estate portfolio and related, full period, property operations in 2011.

Net cash flows used in investing activities were $346,464,683 and $138,594,766 for the six months ended June 30, 2011 and 2010, respectively. We used $350,860,464 and $136,724,885 during the six months ended June 30, 2011 and 2010, respectively to purchase properties and $2,111,394 to purchase marketable securities in 2011. The increase in net cash flows used in investing activities from 2010 to 2011 is due to the increase in our acquisition activity in 2011.

Net cash flows provided by financing activities were $332,851,236 and $188,229,958 for the six months ended June 30, 2011 and 2010, respectively. Of these amounts, cash flows from financing activities of $159,271,269 and $102,968,648, respectively, resulted from the sale of our common stock in the best efforts offering and through our DRP. We generated $245,983,675 and $97,644,999, respectively from loan proceeds from borrowings secured by properties in our portfolio, increase in our credit facility and margin payable on our securities portfolio. We used $16,827,692 and $11,071,888, respectively, to pay offering costs. We also used $43,398,301 in 2011 to pay principal payments of mortgage debt and pay down our credit facility and margin liabilities on our marketable securities portfolio. We used $2,130,304 and $1,291,801, respectively, to pay loan fee fees and deposits related to financing related to our closed and potential acquisitions.

During the six months ended June 30, 2011 and 2010, we paid distributions in the amount of $9,453,122 and $1,757,576, respectively. Our 2011 distributions were funded from cash flows from operations. Our Sponsor contributed $1,757,576 to fund distributions for the six months ended June 30, 2010. On March 10, 2011, our Sponsor forgave $1,500,000 in liabilities related to advances used to pay administrative and offering costs prior to the commencement of our Offering that were previously funded to the Company and treated this as a capital contribution to cover a portion of distributions paid related to the three months ended December 31, 2010. For U.S. GAAP purposes, the monies contributed by our Sponsor have been treated as capital contributions from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. For federal income tax purposes, these monies may be considered taxable income under certain circumstances. There is no assurance that our Sponsor will continue to contribute monies to fund future distributions if cash flows from operations or borrowings are not sufficient to cover them. The amount and timing of distributions may vary and there is no assurance that we will continue to pay distributions at the existing rate, if at all.

A summary of the distributions declared, distributions paid and cash flows used in operations for the six months ended June 30, 2011 and 2010 follows:

			Distributions Paid
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Contributions by IREIC
2011	$10,176,417	$0.30	$3,537,426	$5,915,696	$9,453,122	$13,420,981	$-
2010	$2,252,898	$0.30	$600,633	$1,156,943	$1,757,576	($253,122)	$1,757,576

(1)	Assumes a share was issued and outstanding each day during the period.

Results of Operations

The following discussion is based on our consolidated financial statements for the three months ended June 30, 2011 and 2010. For the three months ended June 30, 2011 and 2010, our net loss attributable to common stockholders was $1,487,061 and $730,842, respectively, and included the following components:

Gross revenue for the three months ended June 30, 2011 and 2010 totaled $17,144,864 and $2,194,500, respectively. The increase in 2011 is primarily due to the ownership and full period operations of properties we acquired in the third and fourth quarters of 2010 and the first quarter of 2011. We expect increases in gross revenue in the future as we recognize the full annual effect of our 2010 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

Property operating expenses and real estate taxes for the three months ended June 30, 2011 and 2010 totaled $4,864,370 and $607,415, respectively, and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. The increase in 2011 is primarily due to the ownership and full period operations of the properties we acquired in the third and fourth quarters of 2010 and the first quarter of 2011. We expect increases in property operating expenses and real estate taxes in the future as we recognize the full annual effect of our 2010 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

General and administrative expenses during the three months ended June 30, 2011 and 2010 totaled $899,854 and $454,561, respectively. These costs primarily consisted of legal, audit, compliance and other professional fees, insurance, independent director compensation, as well as certain salary, information technology and other administrative cost reimbursements made to our Business Manager and affiliates. The increase in 2011 is primarily due to an increase in our real estate investments as certain of these costs are variable and may continue to increase in the future as we continue to raise capital and make additional real estate investments.

Acquisition related costs during the three months ended June 30, 2011 and 2010 totaled $613,296 and $679,055, respectively, and relate to transaction costs for both closed and potential transactions. These costs mainly include third-party costs such as appraisals, environmental studies, legal fees as well as time and travel expense reimbursements to affiliates of our Sponsor. We do not pay acquisition fees to our Business Manager or its affiliates. These costs remained consistent from period to period and directly relate to our deal volume of both closed and potential real estate investments.

Depreciation and amortization expenses for the three months ended June 30, 2011 and 2010 totaled $7,262,894 and $657,561, respectively. The increase in 2011 is primarily due to the ownership and full period operations of the properties we acquired in the third and fourth quarters of 2010 and the first quarter of 2011. We expect increases in depreciation and amortization in the future as we recognize the full annual effect of our 2010 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

Interest expense for the three months ended June 30, 2011 and 2010 totaled $4,680,814 and $613,934, respectively. The increase is primarily a result of an increase in the aggregate amount of our debt compared to the prior period. The outstanding principal balance of mortgages payable increased from $112,329,828 at June 30, 2010 to $442,510,646 at June 30, 2011. As of June 30, 2011 and December 31, 2010, our weighted average stated interest rate per annum was 5.01% and 5.16% per annum, respectively, with weighted average maturities of 6.4 years and 5.8 years, respectively.

Net income attributable to noncontrolling interest of $27,363 for the three months ended June 30, 2011 represents the interests of a third party in the Temple Terrace consolidated joint venture which was formed in the third quarter of 2010.

The following discussion is based on our consolidated financial statements for the six months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, our net loss attributable to common stockholders was $1,641,418 and $1,123,695, respectively, and included the following components:

Gross revenue for the six months ended June 30, 2011 and 2010 totaled $28,753,163 and $2,792,371, respectively. The increase in 2011 is primarily due to the ownership and full period operations of the properties we acquired in the third and fourth quarters of 2010 and the first quarter of 2011. We expect increases in gross revenue in the future as we recognize the full annual effect of our 2010 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

Property operating expenses and real estate taxes for the six months ended June 30, 2011 and 2010 totaled $8,457,533 and $821,449, respectively, and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. The increase in 2011 is primarily due to the ownership and full period operations of the properties we acquired in the third and fourth quarters of 2010 and the first quarter of 2011. We expect increases in property operating expenses and real estate taxes in the future as we recognize the full annual effect of our 2010 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

General and administrative expenses during the six months ended June 30, 2011 and 2010 totaled $1,376,807 and $851,842, respectively. These costs primarily consisted of legal, audit, compliance and other professional fees, insurance, independent director compensation, as well as certain salary, information technology and other administrative cost reimbursements made to our Business Manager and affiliates. The increase in 2011 is primarily due to an increase in our real estate investments as certain of these costs are variable and may continue to increase in the future as we continue to raise capital and make additional real estate investments.

Acquisition related costs during the six months ended June 30, 2011 and 2010 totaled $1,369,482 and $921,811, respectively, and relate to transaction costs for both closed and potential transactions. These costs mainly include third-party costs such as appraisals, environmental studies, legal fees as well as time and travel expense reimbursements to affiliates of our Sponsor. We do not pay acquisition fees to our Business Manager or its affiliates. The increase compared to the six months ended June 30, 2010 primarily relates to increased acquisition activity and costs related to our acquisition pipeline in 2011 compared to the same period in 2010.

Depreciation and amortization expenses for the six months ended June 30, 2011 and 2010 totaled $11,509,186 and $771,331, respectively. The increase in 2011 is primarily due to the ownership and full period operations of the properties we acquired in the third and fourth quarters of 2010 and the first quarter of 2011. We expect increases in depreciation and amortization in the future as we recognize the full annual effect of our 2010 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

Interest expense for the six months ended June 30, 2011 and 2010 totaled $7,392,230 and $664,564. The increase is primarily a result of an increase in the aggregate amount of our debt compared to the prior period. The outstanding principal balance of mortgages payable increased from $112,329,828 at June 30, 2010 to $442,510,646 at June 30, 2011. As of June 30, 2011 and December 31, 2010, our weighted average stated interest rate per annum was 5.01% and 5.16%, respectively, with weighted average maturities of 6.4 years and 5.8 years, respectively.

Net income attributable to noncontrolling interest of $88,730 for the six months ended June 30, 2011 represents the interests of a third party in the Temple Terrace consolidated joint venture which was formed in the third quarter of 2010.

The following tables set forth a summary, as of June 30, 2011, of lease expirations scheduled to occur during each of the calendar years from 2011 to 2015 and thereafter, assuming no exercise of renewal options or early termination rights and our top five tenants in our portfolio based on annualized base rent. The following tables are based on leases commenced on or prior to June 30, 2011 and do not include multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2011 (remainder of year) (b)	26	62,677	1.4%	$1,296,157	1.9%	$20.68
2012	34	113,633	2.5%	2,251,131	3.3%	19.81
2013	101	274,454	6.0%	5,826,567	8.5%	21.23
2014	62	183,385	4.0%	3,721,924	5.5%	20.30
2015	46	178,230	3.9%	3,300,867	4.8%	18.52
Thereafter	216	3,730,648	82.2%	51,926,211	76.0%	13.92

Leased Total	485	4,543,027	100.0%	$68,322,857	100.0%	$15.04

(a)	Represents the contractual base rent in place at the time of lease expiration.
(b)	Includes month-to-month leases.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent per Square Foot
Kohl’s	7	424,375	9.3%	$4,703,159	7.3%	$11.08
PetSmart	10	191,188	4.2%	2,972,289	4.6%	15.55
Publix Super Markets	5	245,519	5.4%	2,738,987	4.2%	11.16
Best Buy	4	137,839	3.0%	2,185,398	3.4%	15.85
Walgreens	4	54,729	1.2%	2,049,301	3.2%	37.44

Top Five Tenants	30	1,053,650	23.2%	$14,649,134	22.6%	$13.90

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

Restricted Cash and Escrows

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets, consist of funds received from investors relating to shares of the Company to be purchased by such investors, which settlement has not occurred as of the balance sheet date. Restricted escrows primarily consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts.

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

Tenant improvements are amortized on a straight line basis over the shorter of the life of the asset or the term of the related lease as a component of depreciation and amortization expense.

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

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting. Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations would be reflected as equity in earnings (loss) on unconsolidated joint ventures on our consolidated statements of operations and other comprehensive income. Additionally, our net investment in the entities is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

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

Contractual Obligations

As of June 30, 2011, $258,522,888 in principal of the loans closed or assumed in 2011 remained outstanding with a weighted average stated interest rate per annum of 4.90%, and a weighted average maturity of 7.2 years.

As of June 30, 2011, we had outstanding commitments to fund approximately $8,098,000 into the Temple Terrace joint venture for a redevelopment project. We intend to fund these outstanding commitments with proceeds from our Offering.

We have provided a partial guarantee on three mortgage loans of our subsidiaries. Two loans are recourse for 50% of the unpaid principal from time to time and 100% of unpaid interest. As of June 30, 2011, the outstanding principal balance on these two loans totaled $40,500,000. In addition a third loan is recourse for $25,000,000 of the unpaid principal and 100% of unpaid interest.

From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of June 30, 2011 and December 31, 2010, we had a liability of $30,238,880 and $12,904,371, respectively, recorded on the consolidated balance sheet as deferred investment property acquisition obligations. The maximum potential payment is $35,974,403 at June 30, 2011.

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

	June 30, 2011	December 31, 2010
Total assets	$879,373,072	$450,114,435
Mortgages, credit facility and securities margin payable	$460,228,399	$192,871,495

	For the six months ended June 30,
	2011	2010
Total income	$28,753,163	$2,792,371
Net loss attributable to common stockholders	$(1,641,418)	$(1,123,695)
Net loss attributable to common stockholders per common share, basic and diluted (a)	$(0.05)	$(0.15)
Distributions declared to common stockholders	$10,176,417	$2,252,898
Distributions per weighted average common share (a)	$0.30	$0.30
Funds From Operations (b)	$9,857,855	$(352,364)
Cash flows provided by (used in) operating activities	$13,420,981	$(253,122)
Cash flows used in investing activities	$(346,464,683)	$(138,594,766)
Cash flows provided by financing activities	$332,851,236	$188,229,958
Weighted average number of common shares outstanding, basic and diluted	34,202,401	7,571,865

(a)	The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the six months ended June 30, 2011 and 2010, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year ended or period. See Footnote (b) below for information regarding our calculation of FFO.

(b)	One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations and other measures determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations also as determined under U.S. GAAP. One non-U.S. GAAP measure that we consider due to the certain unique operating characteristics of real estate companies is known as “Funds from Operations, or “FFO”. The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, promulgates this measure which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs. Additionally, we compute FFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives. FFO is calculated as follows:

	Six months ended June 30,
	2011	2010
Net loss attributable to common stockholders	$(1,641,418)	$(1,123,695)
Add: depreciation and amortization related to investment properties	11,509,186	771,331
Less: noncontrolling interest’s share of depreciation and amortization related to investment properties	(9,913)	-

Funds from operations	$9,857,855	$(352,364)

Funds from operations attributable to common stockholders per common share, basic and diluted	$0.29	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	34,202,401	7,571,865

Funds from Operations

For the six months ended June 30, 2011 and 2010, our funds from operations were $9,857,855 and ($352,364), respectively. The increase in 2011 compared to 2010 was mainly due to the growth of our portfolio and related, full period, property operations in 2010 and 2011.

Subsequent Events

We have evaluated events and transactions that have occurred subsequent to June 30, 2011 for potential recognition and disclosure in the consolidated financial statements in this Quarterly Report.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2011 through the close of business on September 30, 2011. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•

In July 2011, total distributions declared for the month of June 2011 were paid in the amount equal to $2,011,928, of which $759,133 was paid in cash and $1,252,795 was reinvested through the Company’s DRP, resulting in the issuance of an additional 131,873 shares of common stock.

•

In August 2011, total distributions declared for the month of July 2011 were paid in the amount equal to $2,203,903, of which $835,617 was paid in cash and $1,368,286 was reinvested through the Company’s DRP, resulting in the issuance of an additional 144,030 shares of common stock.

As of August 8, 2011, we have received proceeds from our Offering (including DRP), net of commissions, marketing contributions, and due diligence expense reimbursements, of approximately $405.7 million and have issued approximately 45.0 million shares of common stock.

We renewed our business management agreement with our Business Manager, effective August 24, 2011. The renewed agreement will be effective through August 24, 2012. The terms of the agreement remain unchanged.

Subsequent to June 30, 2011, we paid a total of $2,669,339 in earnout payments and invested $11,527,785 in marketable securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We currently have limited exposure to financial market risks. In addition, as all long-term debt as of June 30, 2011 except one mortgage payable and the Credit Facility are at a fixed rate, the Company’s exposure to interest rate changes is limited. As of June 30, 2011, we had outstanding fixed rate mortgage debt and variable rate mortgage debt equal to $360,546,662 and $81,963,984 ($22,708,984 was hedged to a fixed rate), respectively, bearing interest at weighted average interest rates equal to 5.45% per annum and 3.08% per annum, respectively, with weighted average maturities of 7.5 years and 1.8 years, respectively.

The one variable rate mortgage not hedged and $13,000,000 borrowed under the Credit Facility have a variable rate interest rate. If market rates of interest on all floating rate debt as of June 30, 2011 permanently increased by 1%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $592,550 annually. If market rates of interest on all floating rate debt as of June 30, 2011 permanently decreased by 1%, the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by the same amount. On July 27, 2011, the balance on the Credit Facility was subsequently reduced to zero.

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

While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of June 30, 2011.

	Cost	Fair Value	Fair Value Assuming a Hypothetical 10% Decrease	Fair Value Assuming a Hypothetical 10% Increase
Equity securities	$5,752,670	$6,051,872	$5,446,685	$6,657,059
Debt securities	1,636,762	1,585,916	1,427,325	1,744,508

Total marketable securities	$7,389,432	$7,637,788	$6,874,010	$8,401,567

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of June 30, 2011:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of June 30, 2011
March 11, 2011	April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350,000	($236,479)
June 22, 2011	June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	$13,358,984	($21,219)

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of an investor’s investment could decline substantially. We were formed in June 2008 and, as of June 30, 2011, had acquired 41 retail properties, two office properties and one multi-family property, and generated limited income, cash flow, funds from operations or funds from which to make distributions to our stockholders. In addition, as a company in its early stages of operations, we have incurred losses since our inception and we may continue to incur losses. As a result, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

One of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.

As of June 30, 2011, approximately 7% of our consolidated annualized base rental revenue was generated by Kohl’s Department Stores, Inc. (“Kohl’s”). As a result of the concentration of revenue generated from Kohl’s, if this tenant was to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties that it leases were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of June 30, 2011, approximately 22%, 11% and 11% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida, Virginia and North Carolina, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On August 24, 2009, our Registration Statement on Form S-11 (Registration No. 333-153356), covering a public offering of up to 550,000,000 shares of common stock, was declared effective by the SEC. The Offering commenced on August 24, 2009 and is ongoing. We are extending the Offering for an additional year, through August 24, 2012.

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

As of June 30, 2011, we had sold the following securities in our Offering for the following aggregate offering prices:

•	41,039,019 shares, equal to $408,351,516 in aggregate gross offering proceeds, in our “best efforts” offering; and
•	1,103,420 shares, equal to $10,482,484 in aggregate gross offering proceeds, pursuant to the DRP.

As of June 30, 2011, we have incurred the following offering costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs to related parties (1)	$40,506,555
Offering costs to non-related parties	6,728,007

Total offering costs	$47,234,562

(1)	“Offering costs to related parties” includes selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through June 30, 2011, the net offering proceeds to us from the Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $370,956,484. As of June 30, 2011, we had used $329,545,742 of these net proceeds to purchase interests in real estate and $4,319,411 to invest in marketable securities. The remaining net proceeds were held as cash at June 30, 2011 and were subsequently partially used to purchase interests in real estate.

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

The table below outlines the shares of common stock we repurchased, all of which were repurchased pursuant to our share repurchase program during the quarter ended June 30, 2011.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2011	6,312	$9.84	6,312	(1)
May 2011	25,616	$9.83	25,616	(1)
June 2011	1,186	$9.98	1,186	(1)

Total	33,114	$9.84	33,114	(1)

(1)	A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

We renewed our business management agreement with our Business Manager, effective August 24, 2011. The renewed agreement will be effective through August 24, 2012. The terms of the agreement remain unchanged.

Item 6. Exhibits

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to, or with, you. Moreover, these representations, warranties and covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President and principal executive officer		Treasurer and principal financial officer
Date:	August 12, 2011	Date:	August 12, 2011

Exhibit Index

Exhibit No.	Description
3.1	First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2	Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.2	Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2010 (file number 333-153356))

4.3	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1	Purchase and Sale Agreement, dated as of December 23, 2010, by and between UTC I, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of January 24, 2011, the Second Amendment, dated as of February 4, 2011, the Third Amendment, dated as of February 14, 2011, the Fourth Amendment, dated as of March 1, 2011, the Fifth Amendment, dated as of March 4, 2011, the Sixth Amendment, dated as of March 8, 2011, the Seventh Amendment, dated as of March 10, 2011, the Eighth Amendment, dated as of March 24, 2011, the Ninth Amendment, dated as of April 15, 2011 and the Tenth Amendment, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.2	Assignment, dated as of April 29, 2011, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Norman University, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.3	Assignment and Assumption of Leases, dated as of April 29, 2011, by UTC I, LLC for the benefit of Inland Diversified Norman University, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.4	Post Closing and Indemnity Agreement, dated as of April 29, 2011, by and between UTC I, LLC and Inland Diversified Norman University, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.5	Loan Agreement, dated as of April 29, 2011, by and between Inland Diversified Prattville Legends, L.L.C., as borrower, and JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.6	Promissory Note, dated as of April 29, 2011, by Inland Diversified Prattville Legends, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.7	Guaranty Agreement, dated as of April 29, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.8	Environmental Indemnification Agreement, dated as of April 29, 2011, by and between Inland Diversified Prattville Legends, L.L.C. and Inland Diversified Real Estate Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.9	Loan Agreement, dated as of April 29, 2011, by and between Inland Diversified Charlotte Northcrest, L.L.C., as borrower, and JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.10	Promissory Note, dated as of April 29, 2011, by Inland Diversified Charlotte Northcrest, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.11	Guaranty Agreement, dated as of April 29, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.12	Environmental Indemnification Agreement, dated as of April 29, 2011, by and between Inland Diversified Charlotte Northcrest, L.L.C. and Inland Diversified Real Estate Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.13	Loan Agreement, dated as of May 19, 2011, by and between Inland Diversified Norman University, L.L.C., as borrower, and JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 25, 2011)

10.14	Promissory Note, dated as of May 19, 2011, by Inland Diversified Norman University, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 25, 2011)

10.15	Guaranty Agreement, dated as of May 19, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 25, 2011)

10.16	Environmental Indemnification Agreement, dated as of May 19, 2011, by and between Inland Diversified Norman University, L.L.C. and Inland Diversified Real Estate Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 25, 2011)

10.17	Purchase and Sale Agreement, dated as of December 23, 2010, by and between Perimeter Woods Retail SAE, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of January 24, 2011, the Second Amendment, dated as of February 4, 2011, the Third Amendment, dated as of February 14, 2011, the Fourth Amendment, dated as of March 1, 2011, the Fifth Amendment, dated as of March 4, 2011, the Sixth Amendment, dated as of March 8, 2011, the Seventh Amendment, dated as of March 10, 2011 and the Eighth Amendment, dated as of May 12, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.18	Assignment, dated as of June 1, 2011, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Charlotte Perimeter Woods, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.19	Assignment and Assumption of Leases, dated as of June 1, 2011, by Perimeter Woods Retail SAE, LLC for the benefit of Inland Diversified Charlotte Perimeter Woods, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.20	Post Closing and Indemnity Agreement, dated as of June 1, 2011, by and between Perimeter Woods Retail SAE, LLC and Inland Diversified Charlotte Perimeter Woods, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.21	Loan Assumption Agreement, dated as of June 1, 2011, by and between Inland Diversified Charlotte Perimeter Woods, L.L.C., as borrower, and Jackson National Life Insurance Company, as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.22	Assumption and Modification Agreement, dated as of June 1, 2011, by Inland Diversified Charlotte Perimeter Woods, L.L.C. for the benefit of Jackson National Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.23	Indemnification Agreement, dated as of June 1, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of Jackson National Life Insurance Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.24	Environmental Indemnity Agreement, dated as of June 1, 2011, by and between Inland Diversified Charlotte Perimeter Woods, L.L.C. and Inland Diversified Real Estate Trust, Inc., as Indemnitor, in favor of Jackson National Life Insurance Company (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.25	Letter Agreement, dated as of April 27, 2010, by and between Draper Peaks, L.L.C. and Inland Real Estate Acquisitions, Inc., as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2011)

10.26	Assignment, dated as of June 17, 2011, by and between Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Draper Peaks, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2011)

10.27	Assignment of Leases, dated as of June 17, 2011, by and between Draper Peaks, L.L.C. for the benefit of Inland Diversified Draper Peaks, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2011)

10.28	Guaranty, dated as of June 17, 2011, by and between Draper Peaks, L.L.C. and Inland Diversified Draper Peaks, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2011)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (1)

*	Filed as part of this Quarterly Report on Form 10-Q.

(1)    The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.