Form 10-Q
period 2011-09-30
Inland Diversified Real Estate Trust, Inc.
filed 2011-11-10
CIK 1438897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☑        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

As of November 1, 2011, there were 52,458,750 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

i

Item 1. Financial Statements

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

(Dollar amounts in thousands, except share and per share data)

Assets	September 30, 2011 (unaudited)	December 31, 2010

Investment properties (note 3):
Land	$160,475	$86,662
Building and improvements	579,839	227,682
Construction in progress	99	2,394

Total	740,413	316,738
Less accumulated depreciation	(14,615)	(3,329)

Net investment properties	725,798	313,409
Cash and cash equivalents	61,663	40,901
Restricted cash and escrows (note 2)	3,873	9,597
Investment in marketable securities (note 6)	18,068	5,810
Investment in unconsolidated entities (notes 5 and 8)	135	190
Accounts and rents receivable (net of allowance of $380 and $259, respectively)	5,751	2,308
Acquired lease intangibles, net (note 2)	124,499	73,778
Deferred costs, net	4,471	2,862
Other assets	1,257	1,259

Total assets	$945,515	$450,114

Liabilities and Equity
Mortgages, credit facility and securities margin payable (note 9)	$468,186	$192,871
Accrued offering expenses	174	235
Accounts payable and accrued expenses	2,471	1,290
Distributions payable	2,383	1,289
Accrued real estate taxes payable	6,661	783
Deferred investment property acquisition obligations (note 13)	26,710	12,904
Other liabilities	4,938	1,980
Acquired below market lease intangibles, net (note 2)	17,316	8,674
Due to related parties (note 8)	1,834	4,139

Total liabilities	530,673	224,165

Commitments and contingencies

Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 2,460,000,000 shares authorized, 49,633,729 and 26,120,871 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	50	26
Additional paid in capital, net of offering costs of $55,015 and $30,634 as of September 30, 2011 and December 31, 2010, respectively	442,785	231,882
Accumulated distributions and net loss	(30,197)	(10,525)
Accumulated other comprehensive (loss) income	(2,220)	164

Total Company stockholders’ equity	410,418	221,547
Noncontrolling interests	4,424	4,402

Total equity	414,842	225,949

Total liabilities and equity	$945,515	$450,114

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income:
Rental income	$17,220	$4,889	$39,699	$7,052
Tenant recovery income	3,616	1,170	9,321	1,766
Other property income	498	189	1,067	222

Total income	21,334	6,248	50,087	9,040

Expenses:
General and administrative expenses	772	538	2,148	1,390
Acquisition related costs	733	652	2,102	1,574
Property operating expenses	3,540	1,100	8,444	1,542
Real estate taxes	2,516	748	6,070	1,127
Depreciation and amortization	8,818	1,651	20,327	2,422
Business management fee—related party (note 8)	—	—	500	—

Total expenses	16,379	4,689	39,591	8,055

Operating income	4,955	1,559	10,496	985
Interest and dividend income	228	110	513	224
Realized gain on sale of marketable securities	80	—	67	—
Interest expense	(6,185)	(1,665)	(13,577)	(2,329)
Equity in (loss) income of unconsolidated entities	(20)	(1)	7	(1)

Net (loss) income	(942)	3	(2,494)	(1,121)
Less: net loss (income) attributable to noncontrolling interests	2	(16)	(87)	(16)

Net loss attributable to common stockholders	$(940)	$(13)	$(2,581)	$(1,137)

Net loss attributable to common stockholders per common share, basic and diluted (note 12)	$(0.02)	$(0.00)	$(0.07)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	45,723,031	16,634,721	38,084,751	10,521,564

Comprehensive income (loss):
Net (loss) income	$(942)	$3	$(2,494)	$(1,121)
Other comprehensive income:
Unrealized (loss) gain on marketable securities	(1,363)	82	(1,292)	82
Unrealized loss on derivatives	(768)	—	(1,025)	—
Gain reclassified into earnings from other comprehensive income on the sale of marketable securities	(80)	—	(67)	—

Comprehensive (loss) income	(3,153)	85	(4,878)	(1,039)
Less: comprehensive loss (income) attributable to noncontrolling interests	2	(16)	(87)	(16)

Comprehensive (loss) income attributable to common stockholders	$(3,151)	$69	$(4,965)	$(1,055)

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statement of Equity

For the nine months ended September 30, 2011

(Dollar amounts in thousands)

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2011	26,120,871	$26	$231,882	$(10,525)	$164	$4,402	$225,949

Distributions declared	—	—	—	(17,091)	—	—	(17,091)
Distributions paid to noncontrolling interests	—	—	—	—	—	(65)	(65)
Proceeds from offering	22,569,637	23	224,795	—	—	—	224,818
Offering costs	—	—	(24,381)	—	—	—	(24,381)
Proceeds from distribution reinvestment plan	1,050,266	1	9,976	—	—	—	9,977
Shares repurchased	(107,045)	—	(1,042)	—	—	—	(1,042)
Discounts on shares issued to affiliates (note 8)	—	—	55	—	—	—	55
Contributions from sponsor (note 8)	—	—	1,500	—	—	—	1,500
Unrealized loss on marketable securities	—	—	—	—	(1,292)	—	(1,292)
Unrealized loss on derivatives	—	—	—	—	(1,025)	—	(1,025)
Gain reclassified into earnings from other comprehensive income	—	—	—	—	(67)	—	(67)
Net (loss) income	—	—	—	(2,581)	—	87	(2,494)

Balance at September 30, 2011	49,633,729	$50	$442,785	$(30,197)	$(2,220)	$4,424	$414,842

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operations:
Net loss	$(2,494)	$(1,121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,327	2,422
Amortization of debt premium and financing costs	534	21
Amortization of acquired above market leases	2,122	337
Amortization of acquired below market leases	(711)	(136)
Straight-line rental income	(1,263)	(299)
Equity in (income) loss of unconsolidated entities	(7)	1
Discount on shares issued to affiliates	55	72
Payment of leasing fees	(64)	(2)
Realized gain on sale of marketable securities	(67)	—
Changes in assets and liabilities:
Restricted escrows	1,754	(91)
Accounts and rents receivable, net	(1,932)	(821)
Other assets	199	74
Accounts payable and accrued expenses	433	624
Accrued real estate taxes payable	4,900	1,378
Other liabilities	(265)	(1,032)
Due to related parties	(678)	313

Net cash flows provided by operating activities	22,843	1,740

Cash flows from investing activities:
Purchase of investment properties	(374,102)	(217,728)
Capital expenditures and tenant improvements	(880)	(194)
Purchase of marketable securities	(17,556)	(3,890)
Sale of marketable securities	4,006	—
Restricted escrows	6,958	(2,192)
Investment in unconsolidated entities	63	(109)

Net cash flows used in investing activities	(381,511)	(224,113)

Cash flows from financing activities:
Proceeds from offering	224,818	161,515
Proceeds from the dividend reinvestment plan	9,977	2,540
Shares repurchased	(1,042)	(62)
Payment of offering costs	(24,673)	(17,566)
Proceeds from mortgages payable	223,314	128,595
Principal payments on mortgage payable	(47,979)	(14,072)
Proceeds from credit facility	48,000	—
Principal payments on credit facility	(41,000)	—
Proceeds from securities margin debt	13,660	—
Principal payments on securities margin debt	(7,325)	—
Payment of loan fees and deposits	(2,258)	(1,882)
Distributions paid	(15,997)	(3,927)
Distributions paid to noncontrolling interests	(65)	(71)
Contributions from sponsor	—	2,889

Net cash flows provided by financing activities	379,430	257,959

Net increase in cash and cash equivalents	20,762	35,586
Cash and cash equivalents, at beginning of period	40,901	15,736

Cash and cash equivalents, at end of period	$61,663	$51,322

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(continued)

(unaudited)

	Nine months ended September 30,
	2011	2010
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:

Land	$73,813	$68,043
Building and improvements	348,616	133,814
Construction in progress	—	372
Acquired in-place lease intangibles	49,912	40,669
Acquired above market lease intangibles	10,417	10,517
Acquired below market lease intangibles	(9,352)	(6,827)
Assumption of mortgage debt at acquisition	(85,528)	(21,951)
Non-cash mortgage premium, net	(1,358)	(280)
Tenant improvement payable	(55)	(26)
Deferred investment property acquisition obligations	(24,753)	—
Payments related to deferred investment property acquisition obligations	12,667	—
Accounts payable and accrued expenses	(327)	—
Other liabilities	(2,186)	(2,699)
Restricted escrows	2,800	758
Deferred costs	75	3
Accounts and rents receivable	249	154
Other assets	90	188
Accrued real estate taxes payable	(978)	(607)
Noncontrolling interest non-cash property contribution	—	(4,400)

Purchase of investment properties	$374,102	$217,728

Cash paid for interest	$11,727	$1,883

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$2,383	$911

Contributions from sponsor—forgiveness of debt	$1,500	$—

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2010, which are included in the Company’s 2010 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation have been included in this Quarterly Report.

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

At September 30, 2011, the Company owned 42 retail properties and two office properties collectively totaling 5,135,725 square feet and one multi-family property totaling 300 units. As of September 30, 2011, the portfolio had a weighted average physical occupancy and economic occupancy of 94.3% and 97.3%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition,

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing for certain vacant spaces, although it owns the entire property. The Company is not obligated to pay this contingent purchase price unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreement (note 13).

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

Restricted Cash and Escrows

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors in the amounts of $467 and $279 as of September 30, 2011 and December 31, 2010, respectively, relating to shares of the Company to be purchased by such investors, which settlement has not

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

occurred as of the balance sheet date. Restricted escrows of $3,406 and $9,318 as of September 30, 2011 and December 31, 2010, respectively, primarily consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts (note 13).

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

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

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

Depreciation expense was $5,086 and $1,090 for the three months ended September 30, 2011 and 2010, respectively, and $11,286 and $1,599 for the nine months ended September 30, 2011 and 2010, respectively.

Fair Value Measurements

The Company has estimated fair value using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

The Company defines fair value based on the price that it believes would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $792 and $263 was recorded as a reduction to rental income for the three months ended September 30, 2011 and 2010, respectively, and $2,122 and $337 for the nine months ended September 30, 2011 and 2010, respectively. Amortization pertaining to the below market lease value of $343 and $94 was recorded as an increase to rental income for the three months ended September 30, 2011 and 2010, respectively, and $711 and $136 for the nine months ended September 30, 2011 and 2010, respectively.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight line basis over the acquired leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $3,073 and $561 for the three months ended September 30, 2011 and 2010, respectively, and $7,486 and $824 for the nine months ended September 30, 2011 and 2010, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the weighted-average remaining lease term. As of September 30, 2011, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Intangible assets:
Acquired in-place lease value	$110,090	$60,585
Acquired above market lease value	26,422	16,212
Accumulated amortization	(12,013)	(3,019)

Acquired lease intangibles, net	$124,499	$73,778

Intangible liabilities:
Acquired below market lease value	$18,193	$8,926
Accumulated amortization	(877)	(252)

Acquired below market lease intangibles, net	$17,316	$8,674

As of September 30, 2011, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 13, 12, and 24 years, respectively.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2011 for each of the five succeeding years is as follows:

	In-place leases	Above market leases	Below market leases
2011 (remainder of year)	$2,475	$823	$271
2012	9,900	3,139	1,056
2013	9,900	2,827	981
2014	9,900	2,425	967
2015	9,900	2,254	889
Thereafter	58,624	12,332	13,152

Total	$100,699	$23,800	$17,316

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

During the nine months ended September 30, 2011 and 2010, the Company incurred no impairment charges.

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

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

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

•

future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and duration of the decline in the value of the securities

During the nine months ended September 30, 2011 and 2010, the Company incurred no other-than-temporary impairment charges.

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

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

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

(3) Acquisitions in 2011

Date Acquired	Property Name	Location	Property Segment	Square Footage	Approximate Purchase Price

1st Quarter
02/25/2011	Waxahachie Crossing	Waxahachie, TX	Retail	97,011	$15,500
03/09/2011	Village at Bay Park	Ashwaubenon, WI	Retail	180,758	16,697
03/11/2011	Northcrest Shopping Center (1)	Charlotte, NC	Retail	133,674	27,035
03/11/2011	Prattville Town Center (1)	Prattville, AL	Retail	168,914	26,949
03/25/2011	Landstown Commons	Virginia Beach, VA	Retail	409,747	91,164

2nd Quarter
04/14/2011	Silver Springs Pointe	Oklahoma City, OK	Retail	135,028	16,012
04/29/2011	Copps Grocery Store	Neenah, WI	Retail	61,065	6,236
04/29/2011	University Town Center (1)	Norman, OK	Retail	158,516	32,510
05/05/2011	Pick N Save Grocery Store	Burlington, WI	Retail	48,403	8,171
05/31/2011	Walgreens Portfolio (2)	Various, FL, GA & NC	Retail	85,974	26,637
06/01/2011	Perimeter Woods (1)	Charlotte, NC	Retail	303,353	53,986
06/17/2011	Draper Peaks (1)	Draper, UT	Retail	229,796	41,452
06/22/2011	Shoppes at Prairie Ridge (1)	Pleasant Prairie, WI	Retail	232,766	23,841
06/28/2011	Fairgrounds Crossing	Hot Springs, AR	Retail	155,127	24,471

3rd Quarter
08/18/2011	Mullins Crossing (1)	Evans, GA	Retail	297,168	38,250

		Total		2,697,300	$448,911

(1)	There is an earnout component associated with this acquisition that is not included in the approximate purchase price (note 13).
(2)	The portfolio totaled three properties.

During the nine months ended September 30, 2011, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $448,911. The Company financed these acquisitions with net proceeds from the Offering and through the borrowing and loan assumptions of $308,842, secured by first mortgages on the properties and through the borrowing on the credit facility of $48,000.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

The Company incurred $362 and $652 during the three months ended September 30, 2011 and 2010, respectively and $1,781 and $1,574 for the nine months ended September 30, 2011 and 2010, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statements of operations and other comprehensive income and relate to both closed and potential transactions. These costs include third-party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates. The Company does not pay acquisition fees to its Business Manager or its affiliates.

For properties acquired during the nine months ended September 30, 2011, the Company recorded revenue of $17,672 and property net income of $434 not including expensed acquisition related costs.

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2011. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 13)
Waxahachie Crossing	$1,752	$13,190	$1,849	$1,452	$—
Village at Bay Park	5,068	8,956	2,549	359	—
Northcrest Shopping Center	3,907	26,974	3,437	347	6,935
Prattville Town Center	2,463	23,553	3,783	472	2,379
Landstown Commons	9,751	68,167	14,363	1,147	—
Silver Springs Pointe	3,032	12,126	1,171	373	—
Copps Grocery Store	892	4,642	701	—	—
University Town Center	5,471	26,506	2,856	850	1,703
Pick N Save Grocery Store	923	5,993	1,255	—	—
Walgreens Portfolio	3,998	20,855	1,873	194	—
Perimeter Woods (1)	9,010	44,081	4,763	98	2,432
Draper Peaks (2)	11,144	28,566	7,680	1,531	4,407
Shoppes at Prairie Ridge	4,556	20,387	4,033	—	5,174
Fairgrounds Crossing	6,163	14,356	4,460	772	—
Mullins Crossing (3)	5,683	30,264	5,556	1,757	1,723

Total	$73,813	$348,616	$60,329	$9,352	$24,753

(1)	The Company assumed a mortgage loan from the seller at the time of acquisition of $39,390 and recorded a mortgage premium of $1,588.
(2)	The Company assumed a mortgage loan from the seller at the time of acquisition of $23,905.
(3)	The Company assumed a mortgage loan from the seller at the time of acquisition of $22,233 and recorded a mortgage discount of $230.

The following condensed pro forma consolidated financial statements for the nine months ended September 30, 2011 and 2010, include pro forma adjustments related to the acquisitions during 2011 considered material to the consolidated financial statements which were Northcrest Shopping Center, Prattville Town Center, Landstown Commons, University Town Center, Perimeter Woods, Draper Peaks, Shoppes at Prairie Ridge, Fairgrounds Crossing, and Mullins Crossing including the related financings.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

On a pro forma basis, the Company assumes all acquisitions had been consummated as of January 1, 2010 and the common shares outstanding as of the September 30, 2011 were outstanding as of January 1, 2010. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 2010, nor does it purport to represent the results of operations for future periods.

	For the three months ended September 30, 2011
	Historical (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$21,334	$460	$21,794
Net loss attributable to common stockholders	$(940)	$(216)	$(1,156)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.02)		$(0.02)

Weighted average number of common shares outstanding, basic and diluted	45,723,031		49,633,729

	For the nine months ended September 30, 2011
	Historical (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$50,087	$12,123	$62,210
Net loss attributable to common stockholders	$(2,581)	$(2,645)	$(5,226)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.07)		$(0.11)

Weighted average number of common shares outstanding, basic and diluted	38,084,751		49,633,729

	For the three months ended September 30, 2010
	Historical (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$6,248	$8,228	$14,476
Net loss attributable to common stockholders	$(13)	$(1,593)	$(1,606)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.00)		$(0.03)

Weighted average number of common shares outstanding, basic and diluted	16,634,721		49,633,729

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

	For the nine months ended September 30, 2010
	Historical (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$9,040	$24,408	$33,448
Net loss attributable to common stockholders	$(1,137)	$(4,867)	$(6,004)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.11)		$(0.12)

Weighted average number of common shares outstanding, basic and diluted	10,521,564		49,633,729

(4) Operating Leases

Minimum lease payments to be received under operating leases including ground leases, and excluding the one multi-family property (lease terms of twelve-months or less) as of September 30, 2011 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2011(remainder of year)	$9,316
2012	36,376
2013	34,611
2014	32,153
2015	29,622
Thereafter	266,108

Total	$408,186

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

(5) Unconsolidated Joint Venture

The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is owned in equal proportions by the Company and three other REITs sponsored by the Company’s Sponsor, Inland Real Estate Corporation, Inland Western Retail Real Estate Trust, Inc., and Inland American Real Estate Trust, Inc. and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services Inc. The Insurance Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $100 of property insurance and $100 of general liability insurance. The Company entered into the Insurance Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program. This entity is considered to be a variable interest entity (VIE) as defined in U.S. GAAP and the Company is not considered to be the primary beneficiary. Therefore, this investment is accounted for utilizing the equity method of accounting.

			Investment at
Joint Venture	Description	Ownership %	September 30, 2011	December 31, 2010
Oak Property & Casualty LLC	Insurance Captive	25%	$134	$189

The Company’s share of net income (loss) from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. For the three months ended September 30, 2011 and 2010, the Company was allocated losses of $20, and $1, respectively, and for the nine months ended September 30, 2011 and 2010, the Company was allocated income (loss) of $7 and $(1), respectively.

On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets, respectively.

(6) Investment in Marketable Securities

Investment in marketable securities of $18,068 and $5,810 at September 30, 2011 and December 31, 2010, respectively, consists of primarily preferred and common stock and corporate bond investments in other publicly traded REITs, and commercial mortgage backed securities which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company had net unrealized losses of $1,363 and $1,292 for the three and nine months ended September 30, 2011, respectively, and net unrealized gains of $82 for the three and nine months ended September 30, 2010, respectively, which have been recorded as net other comprehensive income in the accompanying consolidated statements of operations and other comprehensive income.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis or first-in, first-out basis. For the three and nine months ended September 30, 2011, the Company had realized gains of $80 and $67, respectively, which have been recorded as realized gain on sale of marketable securities in the accompanying consolidated statements of operations and other comprehensive income.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary, which includes determining whether for marketable securities: (1) the Company intends to sell the marketable security, and (2) it is more likely than not that the Company will be required to sell the marketable security before its anticipated recovery.

(7) Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties approximates their fair values at September 30, 2011 and December 31, 2010 due to the short maturity of these instruments.

All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2—“Fair Value Measurements.”

The following table presents the Company’s assets and liabilities, measured at fair value on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
September 30, 2011
Asset - investment in marketable securities	$11,850	$6,218	$—	$18,068
Liability - interest rate swap	$—	$1,025	$—	$1,025

December 31, 2010
Asset - investment in marketable securities	$3,822	$1,988	$—	$5,810
Liability - interest rate swap	$—	$—	$—	$—

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

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $446,345 and $184,365 at September 30, 2011 and December 31, 2010, respectively, and its estimated fair value was $448,990 and $181,294 as of September 30, 2011 and December 31, 2010, respectively. The Company’s carrying amount of variable rate borrowings on the credit facility and securities margin payable approximates their fair values at September 30, 2011 and December 31, 2010.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

(8) Transactions with Related Parties

The Company has an investment in an insurance captive entity with other REITs sponsored by our Sponsor. The entity is included in the Company’s disclosure of Unconsolidated Joint Venture (note 5) and is included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

As of September 30, 2011 and December 31, 2010, the Company owed a total of $1,834 and $4,139, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

At September 30, 2011 and December 31, 2010, the Company held $548 and $88 in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.

The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1 at September 30, 2011 and December 31, 2010, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2011 and 2010.

		For the three months ended		For the nine months ended		Unpaid amounts as of
		September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	December 31, 2010
General and administrative:
General and administrative reimbursement	(a)	$242	$143	$1,042	$440	$735	$666
Loan servicing	(b)	32	7	65	7	—	—
Affiliate share purchase discounts	(c)	15	3	55	71	—	—
Investment advisor fee	(d)	32	22	67	22	26	37

Total general and administrative to related parties		$321	$175	$1,229	$540	$761	$703

Offering costs	(e)(f)	$7,067	$5,954	$22,212	$15,874	$120	$351
Organization costs	(e)(f)	—	—	—	—	—	—
Acquisition related costs	(g)	168	187	738	501	229	239
Real estate management fees	(h)	882	262	2,090	391	—	—
Business manager fee	(i)	—	—	500	—	—	603
Loan placement fees	(j)	34	42	383	117	—	—
Cost reimbursements	(k)	—	56	75	56	—	19
Sponsor noninterest bearing advances	(l)	—	—	(1,500)	—	724	2,224
Sponsor contributions to pay dividends	(l)	—	1,132	1,500	2,889	—	—

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

(a)	The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.
(b)	A related party of the Business Manager provides loan servicing to the Company for an annual fee equal to .03% of the first $1,000,000 of serviced loans and .01% for serviced loans over $1,000,000. These loan servicing fees are paid monthly and are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.
(c)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 55,203 shares and 71,975 shares to related parties for the nine months ended September 30, 2011 and 2010, respectively.
(d)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.
(e)	A related party of the Business Manager receives selling commissions equal to 7.5% of the sale price for each share sold and a marketing contribution equal to 2.5% of the gross offering proceeds from shares sold, the majority of which are reallowed to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds (which may, in the Company’s sole discretion, be paid or reimbursed from the marketing contribution or from issuer costs). In addition, our Sponsor, its affiliates and third parties are reimbursed for any issuer costs that they pay on our behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed as a marketing contribution, in an amount not to exceed 1.5% of the gross offering proceeds. The Company will not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Such costs are offset against the stockholders’ equity accounts.
(f)	As of September 30, 2011, the Company had incurred $55,015 of offering costs, of which $47,574 was paid or accrued to related parties. Pursuant to the terms of the Offering, the Business Manager has agreed to reimburse the Company all public offering and organizational expenses (excluding selling commissions and the marketing contribution) in excess of 1.5% of the gross proceeds of the Offering or all organization and offering expenses (including selling commissions and the marketing contribution) which together exceed 11.5% of gross offering proceeds. As of September 30, 2011, offering costs did not exceed the 1.5% and 11.5% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Business Manager.
(g)	The Business Manager and its related parties are reimbursed for acquisition, dead deal and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets. These costs relate to both closed and potential transactions and include customary due diligence costs including time and travel expense reimbursements. Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and other comprehensive income. The Company does not pay acquisition fees to its Business Manager or its affiliates.
(h)	The real estate managers, entities owned principally by individuals who are related parties of the Business Manager, receive monthly real estate management fees up to 4.5% of gross operating income (as defined), for management and leasing services. Such costs are included in property operating expenses in the accompanying consolidated statements of operations and other comprehensive income.
(i)	Subject to satisfying the criteria described below, the Company pays the Business Manager a quarterly business management fee equal to a percentage of the Company’s “average invested assets” (as defined in the Offering prospectus dated September 29, 2011), calculated as follows:

(1)	if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 7% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.1875% of its “average invested assets” for that prior calendar quarter;
(2)	if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 6% annualized distribution rate but less than 7% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.1625% of its “average invested assets” for that prior calendar quarter;

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

(3)	if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 5% annualized distribution rate but less than 6% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.125% of its “average invested assets” for that prior calendar quarter; or
(4)	if the Company does not satisfy the criteria in (1), (2) or (3) above in a particular calendar quarter just ended, it will not, except as set forth below, pay a business management fee for that prior calendar quarter.
(5)	Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time. This obligation to pay the accrued fee terminates if the Company acquires the Business Manager. For the nine months ended September 30, 2011, the Business Manager was entitled to a business management fee in the amount equal to $3,398 of which $2,898 was permanently waived and $500 was paid in 2011.

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

(j)	The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan it places for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.
(k)	The Company reimburses a related party of the Business Manager for costs incurred for construction oversight provided to the Company relating to its joint venture redevelopment project. These reimbursements are paid monthly during the development period. These costs are capitalized and are included in construction in progress on the accompanying consolidated balance sheet.
(l)	As of September 30, 2011 and December 31, 2010, the Company owed $724 and $2,224 respectively, to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of our Offering. These amounts are included in due to related parties on the accompanying consolidated balance sheets. On March 10, 2011, our Sponsor forgave $1,500 in liabilities related to non interest bearing advances that were previously funded to the Company to cover a portion of distributions paid related to the three months ended December 31, 2010. For U.S. GAAP purposes, this forgiveness of debt was treated as a capital contribution from our Sponsor who has not received, and will not receive, any additional shares of our common stock for making this contribution. No additional contributions were made during the nine months ended September 30, 2011. For the nine months ended September 30, 2010, the Sponsor contributed $2,889 to the Company to pay 2010 distributions to its stockholders. Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. In addition, the Company has not used any of the Sponsor’s initial $200 contribution to fund distributions. There is no assurance that our Sponsor will continue to contribute monies to fund future distributions.

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the nine months ended September 30, 2011 and 2010.

As of September 30, 2011 and December 31, 2010, the Company had deposited cash of $1,168 and $3,640, respectively in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

(9) Mortgages, Credit Facility, and Securities Margins Payable

As of September 30, 2011, the Company had the following mortgages payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at September 30, 2011 (a)	Notes
03/24/2012	Landstown Commons	Daily LIBOR + 3.00%	$50,140	(b)
09/01/2018	Perimeter Woods	6.02%	39,247	(d)
06/01/2015	The Landing at Tradition	4.25%	31,000	(c)
10/01/2015	Draper Peaks	5.74%	23,905	(d)
06/01/2015	Regal Court	5.30%	23,900
09/06/2016	Mullins Crossing	5.50%	22,204	(d)
06/01/2021	University Town Center	5.48%	18,690
01/01/2018	Colonial Square Town Center	5.50%	18,140	(e)
05/01/2021	Prattville Town Center	5.48%	15,930
05/01/2021	Northcrest Shopping Center	5.48%	15,780
10/06/2021	Fairgrounds Crossing	5.21%	13,453
06/22/2016	Shoppes at Prairie Ridge	30-Day LIBOR + 2.50%	13,359	(f)
10/01/2017	The Crossings at Hillcroft	3.88%	11,370
09/01/2020	Kohl’s at Calvine Pointe	5.70%	10,500	(g)
10/01/2020	Siemens’ Building	5.06%	10,250
06/01/2015	Tradition Village Center	4.25%	9,500	(c)
11/05/2015	Kohl’s Bend River Promenade	30-Day LIBOR + 2.75%	9,350	(h)
06/01/2021	The Village at Bay Park	5.58%	9,183
11/01/2020	Time Warner Cable Div. HQ	5.18%	9,100
07/01/2021	Silver Springs	5.03%	8,800
04/01/2021	Lima Marketplace	5.80%	8,383
03/01/2021	Waxahachie Crossing	5.55%	7,750
05/10/2014	Publix Shopping Center	5.90%	7,109
01/01/2018	Shops at Village Walk	5.50%	6,860	(e)
06/01/2017	Pleasant Hill Commons	6.00%	6,800
04/01/2021	Bell Oaks Shopping Center	5.59%	6,548
03/01/2015	Merrimack Village Center	6.50%	5,445
09/01/2020	Lake City Commons	5.70%	5,200	(g)
07/01/2021	Walgreens—Lake Mary Plaza	5.10%	5,080
09/01/2020	Whispering Ridge	5.70%	5,000	(g)
07/01/2021	Walgreens—Walgreens Plaza	5.30%	4,650
06/01/2041	Pick N Save Grocery Store	5.43%	4,490
07/01/2021	Walgreens—Heritage Square	5.10%	4,460
05/01/2041	Copps Grocery Store	5.43%	3,480

			$445,056

(a)	Principal balance does not include mortgage premium, net of $1,289.
(b)	The loan bears interest at a rate equal to daily LIBOR plus 3.00% (3.24% as of September 30, 2011). The Company has a right and intends to extend the loan until March 24, 2013. The Company has provided a partial guarantee on this loan making it recourse for $25,000 of the unpaid principal and 100% of unpaid interest.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

(c)	Each loan bears interest at a fixed rate equal to 4.25% until May 31, 2013, 4.50% from June 1, 2013 until May 31, 2014 and 5.00% from June 1, 2014 until June 1, 2015, the maturity date. Interest expense is recognized using the effective interest method based on an effective interest rate of approximately 4.44%. The Company has provided a partial guarantee on these loans making it recourse for 50% of the unpaid principal and 100% of unpaid interest.
(d)	Loan was assumed from the seller at the time of closing. The Company has provided a partial guarantee on the Mullins Crossing loan making it recourse for $2,200 of the unpaid principal and unpaid interest.
(e)	Loan is secured by cross-collateralized first mortgages on these two properties.
(f)	The loan bears interest at a rate equal to thirty-day LIBOR plus 2.50% (2.71% as of September 30, 2011). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreement section below.
(g)	Mortgage payable is secured by cross-collateralized first mortgages on these three properties.
(h)	The loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% (2.97% as of September 30, 2011). On March 11, 2011, the Company entered into an interest rate swap related to this loan. See interest rate swap agreement section below.

The principal amount of our mortgage loans outstanding as of September 30, 2011 and December 31, 2010 was $445,056 and $184,193, respectively, and had a weighted average stated interest rate of 5.00% and 5.16% per annum, respectively. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2011, all of the mortgages were current in payments and the Company was in compliance with such covenants.

On November 1, 2010, we entered into a credit agreement (as amended the “Credit Facility”), under which we may borrow, on an unsecured basis, up to $50,000. We have the right, provided that no default has occurred and is continuing, to increase the facility amount up to $150,000 with approval from the lender. The entire unpaid principal balance of all borrowings under the credit facility and all accrued and unpaid interest thereon will be due and payable in full on October 31, 2012, which date may be extended to October 31, 2013 subject to satisfaction of certain conditions, including the payment of an extension fee. We have the right to terminate the facility at any time, upon one day’s notice and the repayment of all of its obligations there under. We may borrow at rates equal to (1) the sum of (a) LIBOR, with a floor of 1.00% per annum, divided by an amount equal to one minus the then-current reserve requirement, plus (b) 3.50% per annum (referred to herein as a “LIBOR advance”) or (2) the Base Rate (as defined herein), plus a margin equal to 2.50% per annum (referred to herein as a “Base Rate advance”). As used herein, “Base Rate” means, for any day, the highest of: (i) the prime rate for that day; (ii) 2.00% per annum; (iii) the sum of the Federal Funds Effective Rate for that day plus 0.50% per annum; and (iv) the sum of LIBOR plus 1.00% per annum. We generally will be required to make interest-only payments, except that we may be required to make partial principal payments if we are unable to comply with certain debt covenants set forth in the Credit Facility. We also may, from time to time, prepay all or part of any Base Rate advance without penalty or premium, and may prepay any LIBOR advance subject to indemnifying each lender for any loss or cost incurred by it resulting therefrom. The Credit Facility requires compliance with certain covenants which the Company was in compliance with at September 30, 2011. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our material subsidiaries owning unencumbered properties. As of September 30, 2011 and December 31, 2010, the outstanding balance on the Credit Facility was $14,000 and $7,000, respectively. The interest rate at September 30, 2011 was 4.50% per annum.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

The Company has purchased a portion of its marketable securities through margin accounts. As of September 30, 2011 and December 31, 2010, the Company has recorded a payable of $7,841 and $1,507, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of September 30, 2011 and December 31, 2010, the interest rate was 0.6% and 0.5% per annum, respectively. The securities margin payable is due upon the sale of the marketable securities.

The following table shows the scheduled maturities of mortgages payable, Credit Facility and securities margin payable as of September 30, 2011 and for the next five years and thereafter:

	Mortgages Payable (1)	Credit Facility	Securities Margin Payable	Total
2011	$275	$14,000	$7,841	$22,116
2012	56,489	0	0	56,489
2013	624	0	0	624
2014	7,234	0	0	7,234
2015	103,442	0	0	103,442
Thereafter	276,992	0	0	276,992

Total	$445,056	$14,000	$7,841	$466,897

(1)	Excludes mortgage premiums associated with debt assumed at acquisition of which a net premium of $1,289, net of accumulated amortization, is outstanding as of September 30, 2011.

Interest Rate Swap Agreements

On March 11, 2011, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $9,350 and a maturity date of November 5, 2015 associated with the debt secured by a first mortgage on the Kohl’s Bend River Promenade property. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 2.26% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 5.01%.

On June 22, 2011, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $13,359 and a maturity date of June 22, 2016 associated with the debt secured by a first mortgage on the Shoppes at Prairie Ridge property. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 1.97% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 4.47%.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As these interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to its fair value with a corresponding offset to accumulated other comprehensive income. The interest rate swaps have been and are expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedges is reported in other income/expense. As of September 30, 2011, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swap expected to be reclassified from accumulated other comprehensive income to interest expense in the next twelve months total $387.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$1,025	Other liabilities	$—

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive loss for the nine months ended September 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

	2011	2010		2011	2010		2011	2010
Interest rate swaps	$(1,184)	—	Interest Expense	$(159)	$—	Other Expense	$—	$—

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

The Company had no uncertain tax positions as of September 30, 2011 and December 31, 2010. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2011. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the nine months ended September 30, 2011 and 2010. As of September 30, 2011, returns for the calendar years 2008 and 2009 remain subject to examination by U.S. and various state and local tax jurisdictions.

(11) Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share. During the nine months ended September 30, 2011 and 2010, the Company declared cash distributions, totaling $17,091 and $4,722, respectively.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

(12) Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of September 30, 2011 and December 31, 2010, the Company did not have any dilutive common share equivalents outstanding.

(13) Commitments and Contingencies

As of September 30, 2011, the Company had outstanding commitments to fund approximately $7,900 into the Temple Terrace joint venture. The Company intends on funding these commitments with proceeds from the Offering.

The acquisition of ten of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from two to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments at September 30, 2011 and December 31, 2010 of the earnout consideration payments is approximately $26,710 and $12,904, respectively. The fair value of the liability was estimated at the date of acquisition based on Level 3 inputs including lease-up period, market rents, probability of occupancy and discount rate.

Such amounts have been recorded as additional purchase price of those properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheet as of September 30, 2011 and December 31, 2010. The liability increases as the anticipated payment date draws near based on a present value. Based on the estimates the Company uses, the Company increased the liability by $654 and $1,544 related to amortization expense which was recorded on the accompanying consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2011, respectively. The Company has paid $12,813 in earnout payments during the nine months ended September 30, 2011 and recorded $371 and $321 as an increase to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive income related to changes in the underlying liability assumptions during the three and nine month ended September 30, 2011, respectively.

The Company has provided a partial guarantee on four loans of our subsidiaries. Two loans are recourse for 50% of the unpaid principal from time to time and 100% of unpaid interest. As of September 30, 2011, the outstanding principal balance on these two loans totaled $40,500 (note 9). One additional loan is recourse for $2,200 of unpaid principal and interest and another loan is recourse for a total of $25,000 of the unpaid principal and 100% of unpaid interest (note 9).

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited)

(Dollar amounts in thousands, except per share data)

(14) Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the nine months ended September 30, 2011 and 2010. As the Company acquires additional properties in the future, we anticipate adding business segments and related disclosures when they become significant.

(15) Subsequent Events

The Company has evaluated events and transactions that have occurred subsequent to September 30, 2011 for potential recognition and disclosure in these consolidated financial statements.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2011 through the close of business on November 30, 2011. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•

In October 2011, total distributions declared for the month of September 2011 were paid in the amount equal to $2,383, of which $919 was paid in cash and $1,464 was reinvested through the Company’s DRP, resulting in the issuance of an additional 154,159 shares of common stock.

•

In November 2011, total distributions declared for the month of October were paid in the amount equal to $2,600, of which $1,006 was paid in cash and $1,594 was reinvested through the Company’s DRP, resulting in the issuance of an additional 167,736 shares of common stock.

As of November 1, 2011, our Company received proceeds from our Offering (including DRP), net of commissions, marketing contributions, and due diligence expense reimbursements, of approximately $473.1 million and has issued approximately 52.5 million shares of common stock.

On October 13, 2011, the Company, through a wholly owned subsidiary, acquired a fee simple interest in a 171,121 square foot center known as Fox Point located in Neenah, Wisconsin. The Company purchased this property from an unaffiliated third party for approximately $18,242. On October 21, 2011, the Company entered into a $10,837 loan secured by a first mortgage on the property. This loan bears interest at a variable rate equal to 30-day LIBOR plus 2.25% per annum, and matures on October 21, 2016. On October 28, 2011, the Company, through a wholly owned subsidiary, entered into a $10,837 interest rate swap associated with the variable rate debt on the property. The Company will be making the fixed-rate payment over the life of the agreement and the counterparty will be paying it the variable rate payment. This swap effectively hedges the interest payment to a total fixed rate equal to 3.75% per annum, and matures on October 21, 2016.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Diversified Real Estate Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 30, 2011, and the factors described below:

•	we have a limited operating history and are subject to all of the business risks and uncertainties associated with any new business;

•	our investment policies and strategies are very broad and permit us to invest in numerous types of commercial real estate;

•	the number and type of real estate assets we ultimately acquire depends, in part, on the proceeds raised in our public offering;

•

if we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including cash flow generated by investing activities, which will reduce the amount of money available to invest in assets;

•	no public market currently exists, and one may never exist, for our shares, and we are not required to liquidate;

•	we may borrow up to 300% of our net assets, and principal and interest payments will reduce the funds available for distribution;

•	we do not have employees and rely on our business manager and real estate managers to manage our business and assets;

•

employees of our business manager and three of our directors are also employed by our sponsor or its affiliates and face competing demands for their time and service and may have conflicts in allocating their time to our business and assets;

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

The following discussion and analysis relates to the three and nine months ended September 30, 2011 and 2010 and as of September 30, 2011 and December 31, 2010. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report. Unless otherwise noted, all dollar amounts are stated in thousands, except share data, rent per square foot, and rent per unit.

Overview

We are a Maryland corporation sponsored by Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” and formed to acquire and develop commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans made to third parties or to related parties of, or entities sponsored by, IREIC. Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders. At September 30, 2011, the Company owned 42 retail properties and two office properties collectively totaling 5,135,725 square feet and one multi-family property totaling 300 units. As of September 30, 2011, our portfolio had weighted average physical and economic occupancy of 94.3% and 97.3%, respectively.

As of September 30, 2011, annualized base rent per square foot totaled $13.38 for all properties other than the multi-family property and $9,425 per unit for the multi-family property. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases at the time of acquisition, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

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

Market Outlook

The commercial real estate industry can be characterized as one which is experiencing levels of stability with limited growth in certain sectors and more robust growth in others. In the retail sector, we have seen firm pricing for well-occupied properties with strong tenants, particularly in the major metropolitan areas. With weaker tenants having gone out of business, many of the tenants that remain have benefitted from the reduced level of competition for space. Further, there has been very limited retail development activity in recent years which has helped lure those tenants wishing to expand, to existing properties. We believe this trend is likely to continue for the foreseeable future.

The multi-family sector has seen dramatic improvement in occupancy and rent growth as a result of the current dysfunctional housing market. Nationwide, the multi-family vacancy rate stands at just over 5%, the second lowest level in the past six years. Many people can no longer afford to purchase a house, have been through foreclosure, or cannot qualify for a mortgage. In fact, some of the national media report that homeownership is no longer a core part of the American dream, as it has been for years. This phenomenon has spurred renewed interest in multi-family development, with supply being absorbed at record levels. Reports indicate that a number of new projects are on drawing boards across the country, with construction expected to start in earnest next year.

Medical office and single tenant properties with high credit tenants continue to attract much investor attention. The rapid expansion of facilities where doctors perform limited medical procedures as well as maintain their offices has produced many newer buildings with reliable rent paying tenants. Further, “triple net” properties with tenants who pay all of their operating expenses, real estate taxes and insurance directly are seen as requiring less intense management than multi-tenant properties. To the extent they are occupied by tenants with longer term leases, they are highly desirable investments.

We are well aware of trends in the industry and have applied our resources to acquire core assets in markets we know. Our financial performance to date is the result of executing this strategy, effectively managing our properties and maintaining a strong capital base. Thus, while others have had problems in the recent economic downturn, we have positioned ourselves to take advantage of the opportunities presented. Further, our policy of borrowing at a relatively low level of debt (55% of the total fair market value of our assets on a portfolio basis) and for generally longer terms provides stability to our program. We expect to maintain this approach to building our company as we go forward.

For the nine months ended September 30, 2011 Company Highlights

Specific 2011 achievements include:

•	Acquiring 17 properties totaling 2.7 million square feet for approximately $448,911 in real estate investment.

•	Financing 19 properties through borrowing or assuming approximately $308,842 in secured first mortgages.

•	Expanding our line of credit from $25,000 to $50,000 which we believe will give us more short-term financing flexibility to timely close properties in our acquisition pipeline.

•	Declaring and paying monthly distributions totaling $0.60 per share on an annualized basis and fully funding all distributions out of cash flow from operations.

•	Generating gross proceeds (excluding DRP proceeds) totaling approximately $224,818 from our Offering.

During the nine months ended September 30, 2011, we also made changes to limit the fees or costs paid or reimbursed to Inland Diversified Business Advisor, Inc., referred to herein as our “Business Manager,” real estate managers and dealer manager:

•	reduced the business management fee to a maximum of 0.75% per annum of average invested assets from up to 1% per annum of average invested assets;

•	our Business Manager and real estate managers have agreed to limit the purchase price that we may pay for these entities should we ever decide to become self-managed by acquiring these entities;

•	we have clarified that the “issuer costs” in the Offering will not exceed 1.5% of gross offering proceeds; and

•

our board has adopted a policy requiring the engagement of an independent third party (at the applicable time) to review the approach used by the Business Manager to estimate the value of our shares including the underlying assumptions made by the Business Manager and the valuation conclusion, and to make that report accessible to soliciting dealers.

Liquidity and Capital Resources

General

Our principal demands for funds are to acquire real estate and real estate-related assets, to pay capital expenditures including tenant improvements, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders. We generally, during the pendency of the Offering, seek to fund our cash needs for items other than asset acquisitions, capital expenditures and related financings from operations. Our cash needs for acquisitions (including any contingent earnout payments), capital improvements and related financings have been and will during the pendency of the Offering, continue to be funded primarily from the sale of our shares, including through our distribution reinvestment plan, as well as debt financings. In 2012, we have approximately $56,489 in principal payments coming due, the majority of which relates to our Landstown mortgage, which matures in March 2012. We have the right to extend this loan subject to certain conditions and intend to extend the loan through March 24, 2013. Our Business Manager, its acquisition group, Inland Diversified Real Estate Acquisitions, Inc., and Inland Real Estate Acquisitions, “IREA,” evaluate all of our potential acquisitions and negotiate with sellers and lenders on our behalf. Pending investment in real estate assets, we temporarily invest proceeds from the Offering in investments that likely yield lower returns than those earned on real estate assets.

Potential future sources of additional liquidity include the proceeds from secured or unsecured financings from banks or other lenders, including proceeds from lines of credit, and undistributed cash flow from operations. In general, our strategy is to target a 55% loan to value leverage limit on a portfolio basis. Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of September 30, 2011, our borrowings did not exceed 300% of our net assets.

As of September 30, 2011, the Offering (including the DRP) had generated proceeds, net of issuer costs and commissions, the marketing contribution, due diligence expense reimbursements, and other offering related costs, the majority of which are reallowed to third party soliciting dealers, totaling $438,211.

As of September 30, 2011 and December 31, 2010, the Company owed $1,834 and $4,139, respectively, to our Sponsor and its affiliates for business management fees not otherwise waived, advances from these parties used to pay administrative and offering costs, and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

Distributions

We intend to fund cash distributions to our stockholders from cash generated by our operations and other measures determined under U.S. generally accepted accounting principles (“U.S. GAAP”). Cash generated by operations is not equivalent to our net income from continuing operations also as determined under U.S. GAAP or our taxable income for federal income tax purposes. If we are unable to generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions, some or all of our distributions may be paid from cash flow generated from investing activities, including the net proceeds from the sale of our assets. In addition, we may fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fee, or waives its right to be reimbursed for certain expenses. A deferral, accrual or waiver of any fee or reimbursement owed to our Business Manager has the effect of increasing cash flow from operations for the relevant period because we do not have to use cash to pay any fee or reimbursement which was deferred, accrued or waived during the relevant period. We will, however, use cash in the future if we pay any fee or reimbursement that was deferred or accrued. Neither our Business Manager nor IREIC has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of its business management fee or reimbursements. Further, there is no assurance that these other sources will be available to fund distributions.

We will not fund any distributions from the net proceeds of our Offering. In addition, we have not funded any distributions from the proceeds generated by borrowings, and do not intend to do so.

We generated sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions paid during the nine months ended September 30, 2011. Cash retained by us of $2,898 from the waiver of a portion of the 2011 business management fee by our Business Manager had the effect of increasing cash flow from operations for this period because we did not have to use cash to pay the fee. However, even if the Business Manager had not waived part of the 2011 business management fee, we would have generated sufficient cash flow from operations to fully fund distributions paid for the period. There is no assurance that any deferral, accrual or waiver of any fee or reimbursement will be available to fund distributions in the future.

The monies needed to pay some of the distributions paid from inception through December 31, 2010 were funded from monies provided by IREIC as well as advances by IREIC which were forgiven in 2011. For U.S. GAAP purposes, these monies have been treated as capital contributions from IREIC although IREIC has not received, and will not receive, any additional shares of our common stock for these contributions. For federal income tax purposes, these monies may be considered taxable income under certain circumstances. IREIC also invested $200 at the time of our formation. We will not use any of this initial $200 contribution to fund distributions. There is no assurance that IREIC will continue to contribute monies to fund future distributions if cash flow from operations are not sufficient to cover them. We intend to continue paying distributions for future periods in the amounts and at times as determined by our board.

Share Repurchase Program

We have a share repurchase program designed to provide limited liquidity to eligible stockholders. During the three and nine months ended September 30, 2011, we used $488 to repurchase 50,917 shares and $1,042 to repurchase 107,045 shares, respectively. Since the start of the program through September 30, 2011, we have used $1,331 to repurchase an aggregate of 137,432 shares.

During the nine months ended September 30, 2011, we received requests to repurchase 107,045 shares and fulfilled requests for all of these shares. The average per share repurchase price during this period was $9.73 and these repurchases were funded from proceeds from our distribution reinvestment plan.

Cash Flow Analysis

	For the nine months ended September 30,
	2011	2010
Net cash flows provided by operating activities	$22,843	$1,740
Net cash flows used in investing activities	$(381,511)	$(224,113)
Net cash flows provided by financing activities	$379,430	$257,959

Net cash provided by operating activities was $22,843 and $1,740 for the nine months ended September 30, 2011 and 2010, respectively. The funds generated in 2011 were primarily from property operations from our real estate portfolio. The increase from 2010 to 2011 is due to the growth of our real estate portfolio and related, full period, property operations in 2011.

Net cash flows used in investing activities were $381,511 and $224,113 for the nine months ended September 30, 2011 and 2010, respectively. We used $374,102 and $217,728 during the nine months ended September 30, 2011 and 2010, respectively to purchase properties and $13,550 and $3,890 to purchase marketable securities net of sales during the nine months ended September 30, 2011 and 2010, respectively. The increase in net cash flows used in investing activities from 2010 to 2011 is due to the increase in our acquisition activity in 2011.

Net cash flows provided by financing activities were $379,430 and $257,959 for the nine months ended September 30, 2011 and 2010, respectively. Of these amounts, cash flows from financing activities of $234,794 and $164,055, respectively, resulted from the sale of our common stock in the Offering and through our DRP. We generated $284,974 and $128,595, respectively from loan proceeds from borrowings secured by properties in our portfolio, increase in our credit facility and securities margin payable. We used $24,673 and $17,566, respectively, to pay Offering costs. We also used $96,304 in 2011 to pay principal payments of mortgage debt and pay down our credit facility and securities margin payable. We used $2,258 and $1,882 respectively, to pay loan fee fees and deposits related to financing related to our closed and potential acquisitions.

During the nine months ended September 30, 2011 and 2010, we paid distributions in the amount of $15,997 and $3,927, respectively. Our 2011 distributions were funded from cash flows from operations determined in accordance with U.S. GAAP. Our Sponsor contributed $2,889 to fund distributions for the nine months ended September 30, 2010 and the remainder of distributions were funded from cash flows from operations. On March 10, 2011, our Sponsor forgave $1,500 in liabilities related to advances used to pay administrative and offering costs prior to the commencement of our Offering that were previously funded to the Company and treated this as a capital contribution to cover a portion of distributions paid related to the three months ended December 31, 2010. For U.S. GAAP purposes, the monies contributed by our Sponsor have been treated as capital contributions from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. For federal income tax purposes, these monies may be considered taxable income under certain circumstances. Our Sponsor is not obligated to continue to contribute monies to fund future distributions, nor is there any assurance that it will do so, if cash flows from operations or borrowings are not sufficient to cover them. The amount and timing of distributions may vary and there is no assurance that we will continue to pay distributions at the existing rate, if at all.

A summary of the distributions declared, distributions paid and cash flows used in operations for the nine months ended September 30, 2011 and 2010 follows:

			Distributions Paid
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Contributions by IREIC
2011	$17,091	$0.45	$6,019	$9,978	$15,997	$22,843	$—
2010	$4,722	$0.45	$1,387	$2,540	$3,927	$1,740	$2,889

(1)	Assumes a share was issued and outstanding each day during the period.

Results of Operations

The following discussion is based on our consolidated financial statements for the three months ended September 30, 2011 and 2010. For the three months ended September 30, 2011 and 2010, our net loss attributable to common stockholders was $940 and $13, respectively, and included the following components:

Gross revenue for the three months ended September 30, 2011 and 2010 totaled $21,334 and $6,248, respectively. The increase in 2011 is primarily due to the ownership and full period operations of properties we acquired in the fourth quarter of 2010 and the first and second quarters of 2011. We expect increases in gross revenue in the future as we recognize the full annual effect of our 2010 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

Property operating expenses and real estate taxes for the three months ended September 30, 2011 and 2010 totaled $6,056 and $1,848, respectively, and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. The increase in 2011 is primarily due to the ownership and full period operations of the properties we acquired in the fourth quarter of 2010 and the first and second quarters of 2011. We expect increases in property operating expenses and real estate taxes in the future as we recognize the full annual effect of our 2010 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

General and administrative expenses during the three months ended September 30, 2011 and 2010 totaled $772 and $538, respectively. These costs primarily consisted of legal, audit, compliance and other professional fees, insurance, independent director compensation, as well as certain salary, information technology and other administrative cost reimbursements made to our Business Manager and affiliates. The increase in 2011 is primarily due to an increase in our real estate investments as certain of these costs are variable and may continue to increase in the future as we continue to raise capital and make additional real estate investments.

Acquisition related costs during the three months ended September 30, 2011 and 2010 totaled $733 and $652, respectively, and relate to transaction costs for both closed and potential transactions. These costs mainly include third-party costs such as appraisals, environmental studies, legal fees as well as time and travel expense reimbursements to affiliates of our Sponsor. We do not pay acquisition fees to our Business Manager or its affiliates. These costs remained consistent from period to period and directly relate to our deal volume of both closed and potential real estate investments.

Depreciation and amortization expenses for the three months ended September 30, 2011 and 2010 totaled $8,818 and $1,651, respectively. The increase in 2011 is primarily due to the ownership and full period operations of the properties we acquired in the fourth quarter of 2010 and the first and second quarters of 2011. We expect increases in depreciation and amortization in the future as we recognize the full annual effect of our 2010 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

Interest expense for the three months ended September 30, 2011 and 2010 totaled $6,185 and $1,665, respectively. The increase is primarily a result of an increase in the aggregate amount of our debt compared to the prior period. The outstanding principal balance of mortgages payable increased from $136,473 at September 30, 2010 to $445,056 at September 30, 2011. As of September 30, 2011 and December 31, 2010, our weighted average stated interest rate per annum was 5.00% and 5.16% per annum, respectively, with weighted average maturities of 6.1 years and 5.8 years, respectively.

Net (loss) income attributable to noncontrolling interest for the three months ended September 30, 2011 and 2010 totaled ($2) and $16, respectively, which represents the interests of a third party in the Temple Terrace consolidated joint venture.

The following discussion is based on our consolidated financial statements for the nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, our net loss attributable to common stockholders was $2,581 and $1,137, respectively, and included the following components:

Gross revenue for the nine months ended September 30, 2011 and 2010 totaled $50,087 and $9,040, respectively. The increase in 2011 is primarily due to the ownership and full period operations of the properties we acquired in the fourth quarter of 2010 and the first and second quarters of 2011. We expect increases in gross revenue in the future as we recognize the full annual effect of our 2010 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

Property operating expenses and real estate taxes for the nine months ended September 30, 2011 and 2010 totaled $14,514 and $2,669, respectively, and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. The increase in 2011 is primarily due to the ownership and full period operations of the properties we acquired in the fourth quarter of 2010 and the first and second quarters of 2011. We expect increases in property operating expenses and real estate taxes in the future as we recognize the full annual effect of our 2010 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

General and administrative expenses during the nine months ended September 30, 2011 and 2010 totaled $2,148 and $1,390, respectively. These costs primarily consisted of legal, audit, compliance and other professional fees, insurance, independent director compensation, as well as certain salary, information technology and other administrative cost reimbursements made to our Business Manager and affiliates. The increase in 2011 is primarily due to an increase in our real estate investments as certain of these costs are variable and may continue to increase in the future as we continue to raise capital and make additional real estate investments.

Acquisition related costs during the nine months ended September 30, 2011 and 2010 totaled $2,102 and $1,574, respectively, and relate to transaction costs for both closed and potential transactions. These costs mainly include third-party costs such as appraisals, environmental studies, legal fees as well as time and travel expense reimbursements to affiliates of our Sponsor. We do not pay acquisition fees to our Business Manager or its affiliates. The increase compared to the nine months ended September 30, 2010 primarily relates to increased acquisition activity and costs related to our acquisition pipeline in 2011 compared to the same period in 2010.

Depreciation and amortization expenses for the nine months ended September 30, 2011 and 2010 totaled $20,327 and $2,422, respectively. The increase in 2011 is primarily due to the ownership and full period operations of the properties we acquired in the fourth quarter of 2010 and the first and second quarters of 2011. We expect increases in depreciation and amortization in the future as we recognize the full annual effect of our 2010 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

Interest expense for the nine months ended September 30, 2011 and 2010 totaled $13,577 and $2,329. The increase is primarily a result of an increase in the aggregate amount of our debt compared to the prior period. The outstanding principal balance of mortgages payable increased from $136,473 at September 30, 2010 to $445,056 at September 30, 2011. As of September 30, 2011 and December 31, 2010, our weighted average stated interest rate per annum was 5.00% and 5.16%, respectively, with weighted average maturities of 6.1 years and 5.8 years, respectively.

Net income attributable to noncontrolling interest of $87 and $16 for the nine months ended September 30, 2011 and 2010, respectively, represents the interests of a third party in the Temple Terrace consolidated joint venture.

The following tables set forth a summary, as of September 30, 2011, of lease expirations scheduled to occur during each of the calendar years from 2011 to 2015 and thereafter, assuming no exercise of renewal options or early termination rights and our top five tenants in our portfolio based on annualized base rent. The following tables are based on leases commenced on or prior to September 30, 2011 and do not include multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2011 (remainder of year) (b)	22	53,901	1.1%	$1,135	1.6%	$21.06
2012	32	105,577	2.2%	2,081	2.9%	19.71
2013	100	272,588	5.6%	5,793	8.0%	21.25
2014	65	194,946	4.0%	3,928	5.4%	20.15
2015	45	173,556	3.6%	3,189	4.4%	18.37
Thereafter	257	4,061,444	83.5%	56,082	77.7%	13.81

Leased Total	521	4,862,012	100.0%	$72,208	100%	$14.85

(a)	Represents the contractual base rent in place at the time of lease expiration.
(b)	Includes month-to-month leases.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent per Square Foot
Kohl’s	8	512,623	10.0%	$5,391	7.5%	$10.52
PetSmart	10	191,188	3.7%	2,972	4.2%	15.55
Publix Super Markets	5	245,519	4.8%	2,739	3.8%	11.16
Best Buy	4	137,839	2.7%	2,185	3.1%	15.85
Walgreens	4	54,729	1.1%	2,049	2.9%	37.44

Top Five Tenants	31	1,141,898	22.3%	$15,336	21.5%	$13.43

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

•	declines in REIT stocks and the stock market relative to our marketable security positions;

•	the estimated net asset value (“NAV”) of the companies we invest in relative to their current market prices;

•	future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO,” and

•	duration of the decline in the value of the securities.

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

Contractual Obligations

As of September 30, 2011, $275,532 in principal of the loans closed or assumed in 2011 remained outstanding with a weighted average stated interest rate per annum of 5.01%, and a weighted average maturity of 7.3 years.

As of September 30, 2011, we had outstanding commitments to fund approximately $7,900 into the Temple Terrace joint venture for a redevelopment project. We intend to fund these outstanding commitments with proceeds from our Offering.

We have provided a partial guarantee on four loans of our subsidiaries. Two loans are recourse for 50% of the unpaid principal from time to time and 100% of unpaid interest. As of September 30, 2011, the outstanding principal balance on these two loans totaled $40,500. One additional loan is recourse for $2,200 of unpaid principal and interest and another loan is recourse for a total of $25,000 of the unpaid principal and 100% of unpaid interest.

From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of September 30, 2011 and December 31, 2010, we had a liability of $26,710 and $12,904, respectively, recorded on the consolidated balance sheet as deferred investment property acquisition obligations. The maximum potential payment is $32,035 at September 30, 2011.

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

	September 30, 2011	December 31, 2010
Total assets	$945,515	$450,114
Mortgages, credit facility and securities margin payable	$468,186	$192,871

	For the nine months ended September 30,
	2011	2010
Total income	$50,087	$9,040
Net loss attributable to common stockholders	$(2,581)	$(1,137)
Net loss attributable to common stockholders per common share, basic and diluted (a)	$(0.07)	$(0.11)
Distributions declared to common stockholders	$17,091	$4,722
Distributions per weighted average common share (a)	$0.45	$0.45
Funds From Operations (b)	$17,730	$1,279
Cash flows provided by operating activities	$22,843	$1,740
Cash flows used in investing activities	$(381,511)	$(224,113)
Cash flows provided by financing activities	$379,430	$257,958
Weighted average number of common shares outstanding, basic and diluted	38,084,751	10,521,564

(a)	The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2011 and 2010, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year ended or period. See Footnote (b) below for information regarding our calculation of FFO.
(b)	One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations and other measures determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations also as determined under U.S. GAAP. One non-U.S. GAAP performance measure that we consider due to the certain unique operating characteristics of real estate companies is known as “Funds from Operations, or “FFO”. The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, promulgates this measure which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs nor is it indicative of liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs. Additionally, we compute FFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives. FFO is calculated as follows:

	Nine months ended September 30,
	2011	2010
Net loss attributable to common stockholders	$(2,581)	$(1,137)
Add: depreciation and amortization related to investment properties	20,327	2,422
Less: noncontrolling interest’s share of depreciation and amortization related to investment properties	(16)	(6)

Funds from operations	$17,730	$1,279

Funds from operations attributable to common stockholders per common share, basic and diluted	$0.47	$0.12
Weighted average number of common shares outstanding, basic and diluted	38,084,751	10,521,564

Funds from Operations

For the nine months ended September 30, 2011 and 2010, our funds from operations were $17,730 and $1,279, respectively. The increase in 2011 compared to 2010 was mainly due to the growth of our portfolio and related, full period, property operations in 2010 and 2011.

Subsequent Events

We have evaluated events and transactions that have occurred subsequent to September 30, 2011 for potential recognition and disclosure in the consolidated financial statements in this Quarterly Report.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2011 through the close of business on November 30, 2011. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•

In October 2011, total distributions declared for the month of September 2011 were paid in the amount equal to $2,383, of which $919 was paid in cash and $1,464 was reinvested through the Company’s DRP, resulting in the issuance of an additional 154,159 shares of common stock.

•

In November 2011, total distributions declared for the month of October 2011 were paid in the amount equal to $2,600, of which $1,006 was paid in cash and $1,594 was reinvested through the Company’s DRP, resulting in the issuance of an additional 167,736 shares of common stock.

As of November 1, 2011, we had received proceeds from our Offering (including DRP), net of commissions, marketing contributions, and due diligence expense reimbursements, of approximately $473.1 million and have issued approximately 52.5 million shares of common stock.

On October 13, 2011, our wholly owned subsidiary, acquired a fee simple interest in a 171,121 square foot center known as Fox Point located in Neenah, Wisconsin. We purchased this property from an unaffiliated third party for approximately $18,242. On October 21, 2011, we entered into a $10,837 loan secured by a first mortgage on the property. This loan bears interest at a variable rate equal to 30-day LIBOR plus 2.25% per annum, and matures on October 21, 2016. On October 28, 2011, our wholly owned subsidiary, entered into a $10,837 interest rate swap associated with the variable rate debt on the property. We will be making the fixed-rate payment over the life of the agreement and the counterparty will be paying it the variable rate payment. This swap effectively hedges the interest payment to a total fixed rate equal to 3.75% per annum, and matures on October 21, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Dollar amounts are stated in thousands.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We currently have limited exposure to financial market risks. In addition, as all long-term debt as of September 30, 2011 except one mortgage payable (not including two loans hedged to a fixed rate) and the Credit Facility are at a fixed rate, the Company’s exposure to interest rate changes is limited. As of September 30, 2011, we had outstanding fixed rate mortgage debt and variable rate mortgage debt equal to $372,207 and $72,849 (of which $22,709 was hedged to a fixed rate), respectively, bearing interest at weighted average interest rates equal to 5.37% per annum and 3.11% per annum, respectively, with weighted average maturities of 7.4 years and 1.7 years, respectively.

The one variable rate mortgage not hedged and $14,000 borrowed under the Credit Facility have a variable rate interest rate. If market rates of interest on all floating rate debt as of September 30, 2011 permanently increased by 1%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $501 annually. If market rates of interest on all floating rate debt as of September 30, 2011 permanently decreased by 1%, the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by the same amount.

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

Our board has established policies and procedures regarding our use of derivative financial instruments for purposes of fixing or capping floating interest rate debt if it qualifies as an effective hedge pursuant to U.S. GAAP for principal amounts up to $50,000 per transaction.

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

While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of September 30, 2011.

	Cost	Fair Value	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity securities	$10,864	$11,850	$13,035	$10,665
Debt securities	5,827	6,218	6,840	5,596

Total marketable securities	$16,691	$18,068	$19,875	$16,261

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of September 30, 2011:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of September 30, 2011
March 11, 2011	April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	($492)
June 22, 2011	June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	$13,359	($533)

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of an investor’s investment could decline substantially. We were formed in June 2008 and, as of September 30, 2011, had acquired 42 retail properties, two office properties and one multi-family property, and generated limited income, cash flow, funds from operations or funds from which to make distributions to our stockholders. In addition, as a company in its early stages of operations, we have incurred losses since our inception and we may continue to incur losses. As a result, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

One of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.

As of September 30, 2011, approximately 8% of our consolidated annualized base rental revenue was generated by Kohl’s Department Stores, Inc. (“Kohl’s”). As a result of the concentration of revenue generated from Kohl’s, if this tenant was to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties that it leases were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of September 30, 2011, approximately 21%, 10% and 10% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida, Virginia and North Carolina, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On August 24, 2009, our Registration Statement on Form S-11 (Registration No. 333-153356), covering a public offering of up to 550,000,000 shares of common stock, was declared effective by the SEC. The Offering commenced on August 24, 2009 and is ongoing. We have extended the Offering for an additional year, through August 24, 2012.

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

As of September 30, 2011, we had sold the following securities in our Offering for the following aggregate offering prices (dollar amounts in thousands):

•	48,220,180 shares, equal to $479,813 in aggregate gross offering proceeds, in our “best efforts” offering; and

•	1,530,980 shares, equal to $14,544 in aggregate gross offering proceeds, pursuant to the DRP.

As of September 30, 2011, we had incurred the following Offering costs in connection with the issuance and distribution of the registered securities (in thousands):

Type of Costs	Amount
Offering costs to related parties (1)	$47,574
Offering costs to non-related parties	7,441

Total offering costs	$55,015

(1)	“Offering costs to related parties” includes selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through September 30, 2011, the net offering proceeds to us from the Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $438.2 million. As of September 30, 2011, we had used $368.9 million of these net proceeds to purchase interests in real estate and $5.7 million to invest in marketable securities. The remaining net proceeds were held as cash at September 30, 2011 and were subsequently partially used to purchase interests in real estate.

Share Repurchase Program

We adopted a share repurchase program, effective August 24, 2009. The program was amended and restated effective as of May 20, 2010. Under the amended program, we may make “ordinary repurchases,” which are defined as all repurchases other than upon the death of a stockholder, at prices ranging from 92.5% of the “share price,” as defined in the program, for stockholders who have owned their shares continuously for at least one year, but less than two years, to 100% of the “share price” for stockholders who have owned their shares continuously for at least four years. In the case of “exceptional repurchases,” which are defined as repurchases upon the death of a stockholder, we may repurchase shares at a repurchase price equal to 100% of the “share price.”

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

The table below outlines the shares of common stock we repurchased, all of which were repurchased pursuant to our share repurchase program during the quarter ended September 30, 2011.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2011	9,484	$9.74	9,484	(1)
August 2011	23,684	$9.56	23,684	(1)
September 2011	17,749	$9.54	17,749	(1)

Total	50,917	$9.59	50,917	(1)

(1)	A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President and principal executive officer		Treasurer and principal financial officer
Date:	November 10, 2011	Date:	November 10, 2011

Exhibit Index

Exhibit No.	Description
3.1	First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2	Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.2	Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2010 (file number 333-153356))

4.3	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1	Amended and Restated Business Management Agreement, effective as of September 8, 2011, by and among Inland Diversified Real Estate Trust, Inc., Inland Diversified Business Manager & Advisor, Inc. and Inland Real Estate Investment Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

10.2	Amended and Restated Master Real Estate Management Agreement, effective as of September 8, 2011, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Real Estate Services LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

10.3	Amended and Restated Master Real Estate Management Agreement, effective as of September 8, 2011, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Asset Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

10.4	Amended and Restated Master Real Estate Management Agreement, effective as of September 8, 2011, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Leasing Services LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

10.5	Amended and Restated Master Real Estate Management Agreement, effective as of September 8, 2011, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Development Services LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

10.6	Purchase and Sale Agreement, dated as of December 23, 2010, by and among Mullins Crossing, LLC and Mullins Crossing Out Parcels, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of January 25, 2011, the Second Amendment, dated as of February 4, 2011, the Third Amendment, dated as of February 14, 2011, the Fourth Amendment, dated as of March 1, 2011, the Fifth Amendment, dated as of March 4, 2011, the Sixth Amendment, dated as of March 8, 2011, the Seventh Amendment, dated as of March 10, 2011, the Eighth Amendment, dated as of May 11, 2011, the Ninth Amendment, dated as of June 8, 2011, the Tenth Amendment, dated as of June 29, 2011, the Eleventh Amendment, dated as of July 14, 2011, the Twelfth Amendment, dated as of August 1, 2011, the Thirteenth Amendment, dated as of August 15, 2011, the Fourteenth Amendment, dated as of August 18, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.7	Assignment, dated as of August 18, 2011, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Evans Mullins Outlots, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.8	Assignment, dated as of August 18, 2011, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Evans Mullins, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.9	Assignment and Assumption of Leases, dated as of August 18, 2011, by Mullins Crossing Out Parcels, LLC to Inland Diversified Evans Mullins Outlots, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.10	Assignment and Assumption of Leases, dated as of August 18, 2011, by Mullins Crossing, LLC to Inland Diversified Evans Mullins, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.11	Post Closing and Indemnity Agreement, dated as of August 18, 2011, by and among Inland Diversified Evans Mullins, L.L.C. and Inland Diversified Evans Mullins Outlots, L.L.C. and Mullins Crossing, LLC and Mullins Crossing Out Parcels, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.12	Assumption Agreement, dated as of August 18, 2011, by and among U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., in its capacity as Trustee, Successor to Wells Fargo Bank, N.A., in its capacity as Trustee, for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates Series 2006 GG8, as Noteholder, Mullins Crossing, LLC, as Borrower, Inland Diversified Evans Mullins, L.L.C., as Assumptor, and Inland Diversified Real Estate Trust, Inc., as New Guarantor (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.13	Limited Payment Guaranty, dated as of August 18, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., in its capacity as Trustee, Successor to Wells Fargo Bank, N.A., in its capacity as Trustee, for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates Series 2006 GG8, its Successors and Assigns (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.14	Guaranty of Recourse Obligations, dated as of August 18, 2011, by Inland Diversified Real Estate Trust, Inc. in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., in its capacity as Trustee, Successor to Wells Fargo Bank, N.A., in its capacity as Trustee, for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates Series 2006 GG8 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.15	Environmental and Hazardous Substance Indemnification Agreement, dated as of August 18, 2011, by and between Inland Diversified Evans Mullins, L.L.C. and Inland Diversified Real Estate Trust, Inc., collectively, the Indemnitor, to and for the benefit of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., in its capacity as Trustee, Successor to Wells Fargo Bank, N.A., in its capacity as Trustee, for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates Series 2006 GG8 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	First Amendment to the Amended and Restated Share Repurchase Program of Inland Diversified Real Estate Trust, Inc., effective November 1, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (1)

*	Filed as part of this Quarterly Report on Form 10-Q.

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.