Form 10-K
period 2011-12-31
Inland Diversified Real Estate Trust, Inc.
filed 2012-03-15
CIK 1438897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, the registrant currently is conducting an offering of its shares of common stock pursuant to a registration statement on Form S-11. In its primary offering, the registrant is selling shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was 42,039,403.

As of March 1, 2012, there were 66,077,645 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which is expected to be filed no later than April 29, 2012, into Part III of this Form 10-K to the extent stated herein.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

i

PART I

Item 1. Business

General

Inland Diversified Real Estate Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) was incorporated in June 2008 as a Maryland corporation. We were formed to acquire and develop a diversified portfolio of commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or “REITs,” or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is a subsidiary of The Inland Group, Inc. Various affiliates of our Sponsor are involved in our business. We are externally managed and advised by Inland Diversified Business Manager & Advisor, Inc. referred to herein as our “Business Manager,” a wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations. Our properties typically are managed by Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, referred to collectively herein as our “Real Estate Managers,” which are indirectly controlled by the four principals of The Inland Group. Unless otherwise noted, all dollar amounts are stated in thousands.

On August 24, 2009, we commenced our initial public offering, referred to herein as the “Offering.” We are offering 500,000,000 shares of our common stock at a price equal to $10.00 per share on a “best efforts” basis. We also are offering up to 50,000,000 shares of our common stock at a price equal to $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan, or “DRP.” The dealer manager of this Offering is Inland Securities Corporation, a wholly owned subsidiary of our Sponsor. As of December 31, 2011, we had issued a total of 58,411,177 shares through the Offering, which includes 2,023,655 shares issued through our DRP. Through the Offering, we had raised a total of approximately $582,422 of gross offering proceeds as of December 31, 2011, which includes proceeds from the sale of shares issued through the DRP. We will close the Offering to new investors on August 23, 2012.

At December 31, 2011, we owned 46 retail properties and two office properties collectively totaling 5,579,328 square feet and one multi-family property totaling 300 units. As of December 31, 2011, the portfolio had a weighted average physical occupancy and economic occupancy of 94.7% and 97.3%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing for certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreement.

Segment Data

We currently view our real estate portfolio as one business segment in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, we did not report any other segment disclosures in 2011. As we acquire additional properties in the future, we anticipate adding business segments and related disclosures when the segments become more significant. Information related to our business segment for the year 2011 is set forth in Note 14 to our consolidated financial statements in Item 8 of this annual report on Form 10-K.

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

Conflicts of Interest

Certain persons performing services for our Business Manager and Real Estate Managers are employees of IREIC or its affiliates, and may also perform services for its affiliates and other IREIC-sponsored entities. These individuals face competing demands for their time and services and may have conflicts in allocating their time between our business and assets and the business and assets of these other entities. IREIC also may face a conflict of interest in allocating personnel and resources among these entities. In addition, conflicts exist to the extent that we acquire properties in the same geographic areas where properties owned by other IREIC-sponsored programs are located. In these cases, a conflict may arise in the acquisition or leasing of properties if we and another IREIC-sponsored program are competing for the same properties or tenants in negotiating leases, or a conflict may arise in connection with the resale of properties if we and another IREIC-sponsored program are selling similar properties at the same time.

Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board of directors reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction. Further, we may not engage in certain transactions with entities sponsored by, or affiliated with, IREIC unless a majority of our board of directors, including a majority of our independent directors, finds the transaction to be fair and reasonable and on terms no less favorable to us than those from an unaffiliated party under the same circumstances. Our board has adopted a policy prohibiting us from engaging in the following types of transactions with IREIC-affiliated entities:

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

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2011 will require us to incur material expenditures to comply with these laws and regulations.

Executive Officers

The following sets forth certain information with regard to our executive officers as of December 31, 2011:

Robert D. Parks, 68, has been our chairman of the board and director since our formation.

Barry L. Lazarus, 65, has been our president and chief operating officer since May 2009.

Cathleen M. Hrtanek, 35, has been our secretary since our formation.

Steven T. Hippel, 40, has been our treasurer and chief accounting officer since November 2009.

Roberta S. Matlin, 67, has been our vice president since our formation.

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

Risks Related to Our Business

We have a limited operating history.

We have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of an investor’s investment could decline substantially. We were formed in June 2008 and, as of December 31, 2011, had acquired 46 retail properties, two office properties and one multi-family property. As a company in its early stages of operations, we have incurred losses since our inception and we may continue to incur losses. As a result, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

There is no public market for our shares, and you may not be able to sell your shares.

There is no established public market for our shares and no assurance that one may develop. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. Our board does not anticipate evaluating a listing on a national securities exchange until at least 2014. In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing. Further, our charter limits a person or group from owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock without prior approval of our board. Moreover, our share repurchase program includes numerous restrictions that would limit your ability to sell your shares to us. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our share repurchase program upon notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you likely will have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan.

Recent market disruptions may adversely impact many aspects of our operating results and operating condition.

The financial and real estate markets have undergone pervasive and fundamental disruptions in the last few years. The disruptions have had and may continue to have an adverse impact on the availability of credit to businesses generally, and real estate in particular, and have resulted in and could lead to further weakening of the U.S. and global economies. The availability of debt financing secured by commercial real estate has declined as a result of tightened underwriting standards. Our business has been affected, and may continue to be affected, by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our real estate assets are located, including the dislocations in the credit markets and general global economic recession. These challenging economic conditions also may impact the ability of certain of our tenants to satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:

•	the financial condition of our tenants may be adversely affected, which may result in us having to reduce rental rates in order to retain the tenants;

•

an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•

credit spreads for major sources of capital may widen if stockholders demand higher risk premiums or interest rates could increase due to inflationary expectations, resulting in an increased cost for debt financing;

•

our ability to borrow on terms and conditions that we find acceptable may be limited, which could result in our operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders or pursue acquisition opportunities, among other things, and increase our interest expense;

•

a further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity and reduce the loan to value ratio upon which lenders are willing to lend;

•

the value of certain of real estate assets may decrease below the amounts we pay for them, which would limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by these assets and could reduce the availability of unsecured loans;

•

the value and liquidity of short-term investments, if any, could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for these investments or other factors; and

•

one or more counterparties to derivative financial instruments that we enter into could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.

The amount and timing of distributions may vary.

There are many factors that can affect the availability and timing of cash distributions paid to our stockholders such as our ability to buy, and earn positive yields on, real estate assets, the yields on securities of other entities in which we invest, our operating expense levels, as well as many other variables. The actual amount and timing of distributions is determined by our board of directors in its discretion, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure investments and general financial condition. Actual cash available for distribution may vary substantially from estimates. In addition, to the extent we invest in development or redevelopment projects, or in properties requiring significant capital requirements, our ability to make distributions may be negatively impacted, especially while we are raising capital and acquiring properties. If we are not able to generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions, some or all of our distributions may be paid from other sources, including cash flow generated from investing activities, including the net proceeds from the sale of our assets. Distributions reduce the amount of money available to invest in properties or other real estate assets.

In addition, our credit agreement, dated November 1, 2010, with KeyBank National Association as administrative agent for itself and any other lenders which may become parties to the agreement (the “Credit Facility”), imposes limits on our ability to pay distributions. More specifically, without lender consent, we may not declare and pay distributions if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter (and beginning with our fiscal quarter ending March 31, 2012, for the past four fiscal quarters) would exceed 95% of our funds from operations, or “FFO,” for that period. For the fiscal quarter ended December 31, 2011, distributions did not exceed 95% of our FFO. Even if we are able to obtain lender consent to pay such distributions, any distributions that exceed cash flows from operations or FFO will likely not be sustainable for a significant period of time.

There is no assurance that our Business Manager will continue to charge less than it is entitled to charge in an effort to increase cash available for distribution, or that IREIC will continue to contribute monies to fund future distributions.

From time to time, our Business Manager has waived business management fees and IREIC has contributed monies to us to fund our distributions. For GAAP purposes, the latter monies have been treated as capital contributions from IREIC although IREIC has not received, and will not receive, any additional shares of our common stock for these contributions. Neither our Business Manager nor IREIC has any obligation to provide us with additional advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of its business management fee or reimbursements.

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

Our ongoing strategy depends, in part, upon future acquisitions, and we may not be successful in identifying and consummating these transactions.

Our business strategy involves expansion through the acquisition properties. We may not be successful in identifying suitable properties or other assets or in consummating these acquisitions on satisfactory terms, if at all.

Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated.

In light of current market conditions and depressed real estate values, property owners in many markets remain hesitant to sell their properties, resulting in fewer opportunities to acquire properties. Of the limited number of desirable properties that we are seeing come to market, we are either facing significant competition to acquire stabilized properties, or having to accept lease-up risk associated with properties that have lower occupancy. As market conditions and real estate values recover, more properties may become available for acquisition, but we can provide no assurances that these properties will meet our investment objectives or that we will be successful in acquiring these properties. Although conditions in the credit markets have improved over the past year, the ability of buyers to utilize higher levels of leverage to finance property acquisitions has been, and remains, somewhat limited. If we are unable to acquire sufficient debt financing at suitable rates or at all, we may be unable to acquire as many additional properties as we anticipate.

We may suffer from delays in selecting, acquiring and developing suitable properties.

Regardless of the amount of capital we raise or borrow, we may experience delays in deploying our capital into assets or in realizing a return on the capital we invest. The more money we raise in our current public offering, the more important it will be to invest the net offering proceeds promptly. We could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements such as those imposed by the SEC which require us to provide audited financial statements and our reliance on our Business Manager to locate suitable investments for us at times when the management of our Business Manager is simultaneously seeking to locate suitable investments for other IREIC-sponsored programs. Further, our investments may not yield immediate returns. For example, properties acquired before the start of construction or during the early stages of construction typically will not generate income for some period of time. Likewise, we may experience delays as a result of negotiating or obtaining the necessary purchase documentation to close an acquisition.

We also have invested, and may continue to invest, proceeds we receive from our current public offering in short-term, highly-liquid but very low-yield investments. These yields will likely be less than the distribution yield paid to stockholders, requiring us to earn a greater return from our other investments to make up for this “negative spread.” Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees in connection with our offering and the expenses of our Business Manager, Real Estate Managers and other affiliates of IREIC in connection with acquiring real estate assets for us.

Actions of our joint venture partners could negatively impact our performance.

As of December 31, 2011, we had entered into one joint venture with a third party, and may enter into additional joint ventures in the future. We are not, and generally do not expect to be, in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity in such joint venture investments. Consequently, our joint venture investments may involve risks not otherwise present with other methods of investment in real estate. For example, our co-member, co-venturer or partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals, and we and our venture partner may not agree on all proposed actions to certain aspects of the venture. Any disputes between us and our partners, co-members or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. We also face the risk that our venture partners may become bankrupt, which would mean that we and any other remaining venture partners may remain liable for the joint venture’s liabilities, and the risk that that our partners may fail to fund their share of any required capital contributions, which could result in us having to contribute that capital.

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

If we internalize our management functions, your interest in us could be diluted and we may be unable to retain key personnel.

At some point in the future, we may consider becoming self-managed by internalizing the functions performed for us by our Business Manager and Real Estate Managers in connection with a liquidity event. Our Business Manager and Real Estate Managers have agreed that if we internalize our management functions in connection with a liquidity event or events, the purchase price we may pay for these entities will be limited and we will issue shares of our common stock, rather than cash, to pay the purchase price. The issuance of our common stock to our Business Manager or Real Estate Managers in these transactions may reduce the percentage of our outstanding shares owned by our other stockholders. Further, if we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Business Manager and Real Estate Managers or their respective affiliates, especially if we internalize our management functions but do not acquire our Business Manager and Real Estate Managers. An inability to manage an internalization transaction could effectively result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.

If we pursue the acquisition of our Business Manager and Real Estate Managers, there is no assurance that we will reach an agreement with these parties as to the terms of the transaction.

Although our agreements with our Business Manager and Real Estate Managers limit the aggregate purchase price that we will pay to acquire our Business Manager and Real Estate Managers, neither the Business Manager nor the Real Estate Managers are obligated to enter into a transaction with us at any particular price. If we desire to internalize our management functions by acquiring our Business Manager and Real Estate Managers, our independent directors, as a whole, or a committee thereof, will have to negotiate the specific terms and conditions of any agreement or agreements to acquire these entities, including the actual purchase price, subject to this limit. There is no assurance that we will be able to enter into an agreement with the Business Manager and Real Estate Managers on mutually acceptable terms. Accordingly, we would have to seek alternative courses of actions to internalize our management functions.

If we seek to internalize our management functions, other than by acquiring our Business Manager and Real Estate Managers, we could incur greater costs and lose key personnel.

Our Business Manager and Real Estate Managers have advised our board that neither the Business Manager nor the Real Estate Managers will agree to be acquired unless the internalization occurs in connection with a listing or other liquidity event. If our board deems an internalization to be in our best interests, it may decide that we should pursue an internalization by hiring our own group of executives and other employees or entering into an agreement with a third party, such as a merger, instead of by acquiring our Business Manager and Real Estate Managers. The costs that we would incur in this case are uncertain and may be substantial. Further, we would lose the benefit of the experience of our Business Manager and Real Estate Managers.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. At December 31, 2011, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions, including Inland Bank and Trust, a subsidiary of an affiliate of TIREG, exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

Your return may be reduced if we are required to register as an investment company under the Investment Company Act.

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

•

federal, state or local regulations and controls affecting rents, zoning, prices of goods, fuel and energy consumption, water and environmental restrictions, as well as any adverse changes in these or other laws and regulations applicable to us;

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

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We own properties located throughout the United States. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants and retain existing tenants when their leases expire. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

We depend on tenants for the majority of our revenue from real property investments, and lease terminations or the exercise of any co-tenancy rights will adversely affect our operations.

Any defaults on lease payment obligations by a tenant will cause us to lose the revenue associated with the relevant lease. If these defaults become significant, we will be forced to use other funds to make payments on the mortgage indebtedness secured by the impacted property to prevent a foreclosure action. If a tenant defaults, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, if a tenant at a single-user facility, which has been designed or built primarily for a particular tenant or a specific type of use, fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant, if at all, without making substantial capital improvements or incurring other significant re-leasing costs.

Further, with respect to any retail properties we acquire, we may enter into leases containing co-tenancy provisions. Co-tenancy provisions may allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate, or if a percentage of the property’s gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant. A tenant exercising co-tenancy rights may be able to abate minimum rent, reduce its share or the amount of its payments of common area operating expenses and property taxes or cancel its lease. In addition, in the case of leases with retail tenants, the majority of the leases contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. In the event of a default at one of these properties, these lease provisions may limit the number and types of prospective tenants interested in leasing space at that property.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

Recent economic conditions may cause our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. The retail sector in particular has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. As of December 31, 2011, retail properties represented approximately 93.5% of our real property portfolio, based on aggregate purchase price paid at closing. We cannot provide assurance that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

One of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.

As of December 31, 2011, approximately 7.0% of our consolidated annualized base rental revenue was generated by Kohl’s Department Stores, Inc. (“Kohl’s”). As a result of the concentration of revenue generated from Kohl’s, if this tenant was to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties that it leases were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms.

Geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of December 31, 2011, approximately 23.0%, 9.6% and 9.4% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida, North Carolina and Virginia, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.

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

Recent healthcare reform legislation may affect our revenue, if we acquire healthcare-related facilities.

In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 were signed into law. Together, the two Acts serve as the primary vehicle for comprehensive healthcare reform in the United States. The Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018. At this time, the effects of healthcare reform and its impact on our business, if we acquire healthcare-related facilities, are not yet known.

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

Certain types of the properties we own, such as multi-family properties, typically have short-term leases, generally one year or less, with tenants. There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.

If we acquire student housing properties, we may be exposed to the annual leasing cycle of student housing properties, changing university admission and housing policies, and other risks inherent in the student housing industry.

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

Inflation may adversely affect our financial condition and results of operations.

Increases in the rate of inflation may adversely affect our net operating income from leases with stated rent increases or limits on the tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending, which may impact our tenants’ sales and, with respect to those leases including percentage rent clauses, our average rents.

Operating expenses may increase in the future and to the extent these increases cannot be passed on to our tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future. There is no guarantee that we will be able to pass these increases on to our tenants. To the extent these increases cannot be passed on to our tenants, any increases would cause our cash flow and our operating results to decrease.

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

An increase in real estate taxes may decrease our income from properties.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes will increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through the tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions.

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

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to you.

If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and our lessee could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.

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

Potential development and construction delays and resulting increased costs and risks may hinder our operating results and decrease our net income.

We have acquired, and may again in the future acquire, unimproved real property or properties that are under development or construction. Investments in these properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities or community groups and the developers’ ability to complete the property in conformity with plans, specifications, budgeted costs and timetables. If a developer fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A developer’s performance may also be affected or delayed by conditions beyond the developer’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to developers before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from a development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire these properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into a contract with the development company even if at the time we enter into the contract we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of the development company to refund our earnest money will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells the property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

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

Our properties generally are subject to the Americans With Disabilities Act of 1990, as amended, which we refer to as the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. In addition, with respect to any apartment properties, we also must comply with the Fair Housing Amendment Act of 1988, or “FHAA,” which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors.

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

We may enter into transactions that qualify for like-kind exchange treatment under Section 1031 of the Code, referred to herein as “1031 Exchange Transactions.” Real estate acquired through a 1031 Exchange Transaction is commonly structured as the acquisition of real estate owned in co-tenancy arrangements as tenants-in-common with persons (referred to as “1031 Participants”), generally held in tax pass-through entities, including single-member limited liability companies or similar entities. Changes in tax laws may adversely affect 1031 Exchange Transactions. Owning co-tenancy interests involves risks generally not otherwise present with an investment in real estate such as:

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

We have invested, and may continue to invest, in real estate-related securities. Equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to numerous risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the possibility that earnings of the issuer may be insufficient to meet its debt service obligations or to pay distributions; and (5) with respect to investments in real estate-related preferred equity securities, the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein. Investing in real estate-related securities exposes our results of operations and financial condition to the factors impacting the trading prices of publicly-traded entities.

Recent market conditions and the risk of continued market deterioration may reduce the value of any real estate related securities in which we may invest.

Mortgage loans experienced increasing rates of delinquency, foreclosure and loss during the recent dislocations in the world credit markets. These and other related events significantly impacted the capital markets associated not only with mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the credit and financial markets as a whole. Investing significant amounts in real estate-related securities, including CMBS, will expose our results of operations and financial condition to the volatility of the credit markets.

Because there may be significant uncertainty in the valuation of, or in the stability of the value of, certain securities holdings, the fair values of these investments might not reflect the prices that we would obtain if we sold these investments. Furthermore, these investments are subject to rapid changes in value caused by sudden developments that could have a material adverse effect on the value of these investments.

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

In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support designed to reduce credit risk may not be effective due, for example, to defaults by third-party guarantors.

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

Risks Associated with Debt Financing

Continued volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

The domestic and international commercial real estate debt markets continue to be very volatile as a result of, among other things, the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in less availability of credit and increasing costs for what is available. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

Further, economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make, which could have various negative impacts. Specifically, the value of collateral securing any loan investment we may make could decrease below the outstanding principal amounts of such loans, requiring us to pledge more collateral.

Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.

We typically borrow money to finance a portion of the purchase price of assets that we acquire. We may also borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our “REIT annual taxable income,” subject to certain adjustments, to our stockholders, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.

Defaults on loans secured by a property or properties we own may result in us losing the property or properties securing the loan that is in default as a result of foreclosure actions initiated by a lender. For tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure but would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.

If we are unable to borrow at favorable rates, we may not be able to acquire new assets.

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

We have obtained, and may continue to enter into, mortgage indebtedness that does not require us to pay principal for all or a portion of the life of the debt instrument. During the period when no principal payments are required, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments). After the interest-only period, we may be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at or prior to maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan if we do not have funds available or are unable to refinance the obligation.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, including under our Credit Facility, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders.

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

We have and may continue to employ various hedging strategies to limit the effect of changes in interest rates, including engaging in interest rate swaps, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge, and in accordance with our investment policies. Hedging transactions involve certain additional risks such as credit risk, market risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. Market risk is the adverse effect on the value of the financial instrument that results from changes in interest rates. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. A counterparty could fail, shut down, file for bankruptcy or be unable to pay out contracts. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot provide assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to a 75% loan-to-asset value ratio, unless our board of directors (including a majority of our independent directors) determines that a higher level is appropriate and the excess in borrowing is disclosed to stockholders in our next quarterly report along with the justification for the excess. This limit could adversely affect our business, including:

•	limiting our ability to purchase real estate assets;

•	causing us to lose our REIT status if we cannot borrow to fund the monies needed to satisfy the REIT distribution requirements;

•	causing operational problems if there are cash flow shortfalls for working capital purposes; and

•	causing the loss of a property if, for example, financing is necessary to cure a default on a mortgage.

Risks Related to Conflicts of Interest

There are conflicts of interest between us and affiliates of our sponsor that may affect our acquisition of properties and financial performance.

During the ten years completed December 31, 2011, our sponsor and Inland Private Capital Corporation (“IPCC”) sponsored, in the aggregate, three other REITs and 107 real estate exchange private placement limited partnerships and limited liability companies. Two of the REITs, Inland American Real Estate Trust, Inc. and Inland Monthly Income Trust, Inc., are, or in the case of Inland Monthly Income Trust will be, managed by affiliates of our Business Manager. One other REIT, Inland Western Retail Real Estate Trust, Inc., is self-managed, but our sponsor and its affiliates continue to hold a significant investment in these entities. We may be seeking to buy real estate assets at the same time as certain of these other programs. Further, certain programs sponsored by our sponsor or IPCC own and manage the type of properties that we own, and in the same geographical areas in which we own them. Therefore, our properties may compete for tenants with other properties owned and managed by these other programs. Persons performing services for our Real Estate Managers may face conflicts of interest when evaluating tenant leasing opportunities for our properties and other properties owned and managed by these programs, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.

Our sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers.

We rely, to a great extent, on persons performing services for our Business Manager and Real Estate Managers and their affiliates to manage our day-to-day operations. Some of these persons also provide services to one or more investment programs previously sponsored by our sponsor. These individuals face competing demands for their time and service and may have conflicts in allocating their time between our business and assets and the business and assets of our sponsor, its affiliates and the other programs formed and organized by our sponsor. In addition, if another investment program sponsored by our sponsor decides to internalize its management functions in the future, it may do so by hiring and retaining certain of the persons currently performing services for our Business Manager and Real Estate Managers, and if it did so, would likely not allow these persons to perform services for us.

We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC.

None of the agreements and arrangements with our Business Manager, our Real Estate Managers or any other affiliates of our sponsor was negotiated at arm’s-length. These agreements may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arm’s length agreements with third parties.

Our Business Manager and its affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

We pay significant fees to our Business Manager, Real Estate Managers and other affiliates of our sponsor for services provided to us. Most significantly, our Business Manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets. Further, our Real Estate Managers receive fees based on the gross income from properties under management. Other parties related to, or affiliated with, our Business Manager or Real Estate Managers may also receive fees or cost reimbursements from us. These compensation arrangements may cause these entities to take or not take certain actions. For example, these arrangements may provide an incentive for our Business Manager to borrow more money than prudent to increase the amount we can invest. Ultimately, the interests of these parties in receiving fees conflict with the interest of our stockholders in earning income on their investment in our common stock.

We rely on entities affiliated with our sponsor to identify real estate assets.

We rely on Inland Real Estate Acquisitions, Inc. (“IREA”) and other affiliates of our sponsor to identify suitable investment opportunities for us. Other public or private programs sponsored by our sponsor or IPCC also rely on these entities to identify potential investments. These entities have, in some cases, rights of first refusal or other pre-emptive rights to the properties that IREA identifies. Our right to acquire properties identified by IREA is subject to the exercise of any prior rights vested in these entities. We may not, therefore, be presented with opportunities to acquire properties that we otherwise would be interested in acquiring.

Risks Related to Our Corporate Structure

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for implementing them, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

Our charter authorizes us to issue additional shares of stock, which may reduce the percentage of our common stock owned by our other stockholders, subordinate your rights or discourage a third party from acquiring us.

Investors purchasing shares in our current public offering will not have preemptive rights to purchase any shares issued by us in the future. Our charter authorizes us to issue up to 2.5 billion shares of capital stock, of which 2.46 billion shares are classified as common stock and 40 million are classified as preferred stock. We may, in the sole discretion of our board:

•	sell additional shares in this or future offerings;

•	issue equity interests in a private offering of securities;

•

classify or reclassify any unissued shares of common or preferred stock by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of redemption of the stock;

•	amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue;

•	issue shares of our capital stock in exchange for real estate assets; or

•	issue shares of our capital stock to our Business Manager or Real Estate Managers in connection with any business combination between us and any of them.

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

Our rights, and the rights of our stockholders, to recover claims against our officers, directors, Business Manager and Real Estate Managers are limited.

Under our charter, we may generally indemnify our directors, our Business Manager, our Real Estate Managers and their respective affiliates for any losses or liabilities suffered by any of them and hold these persons or entities harmless for any loss or liability suffered by us as long as: (1) these persons or entities have determined in good faith that the course of conduct that caused the loss or liability was in our best interest; (2) these persons or entities were acting on our behalf or performing services for us; (3) the loss or liability was not the result of the negligence or misconduct of the directors (gross negligence or willful misconduct of the independent directors), Business Manager, the Real Estate Managers or their respective affiliates; or (4) the indemnity or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, our Business Manager and our Real Estate Managers and their respective affiliates, than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Business Manager and the Real Estate Managers and their respective affiliates in some cases.

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

•

two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder unless, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its common stock.

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

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (1) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (2) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Federal Income Tax Risks

If we fail to maintain our qualification as a REIT, our operations and distributions to stockholders will be adversely affected.

Qualification as a REIT involves the application of highly technical and complex rules related to, among other things, the composition of our assets, the income generated by those assets and distributions paid to our stockholders. There are limited judicial or administrative interpretations regarding these rules. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of such qualification.

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

In addition, if we were to fail to qualify as a REIT, we would not be required to pay distributions to stockholders, and all distributions to stockholders that we did pay would be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that, under current law, which is subject to change, our U.S. stockholders who are taxed as individuals would be taxed on our dividends at long-term capital gains rates through 2012 and that our corporate stockholders would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Code.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or, for tax years beginning before January 1, 2013, qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may: (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us; (2) be designated by us, for taxable years beginning before January 1, 2013, as qualified dividend income generally to the extent they are attributable to dividends we receive from any taxable REIT subsidiaries or certain other taxable C corporations in which we own shares of stock; or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s basis in our common stock generally will be taxable as capital gain.

If we fail to invest a sufficient amount of the net proceeds from our current public offering in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.

Temporary investment of the net proceeds from our current public offering in securities and income from these investments generally allows us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. In order to satisfy these requirements, we may invest in one or more assets on terms and conditions that are not otherwise favorable to us, which ultimately could materially and adversely affect our financial condition and operating results. Alternatively, if we are unable to invest a sufficient amount of the net proceeds from sales of our stock in qualifying real estate assets within the one-year period, we could fail to satisfy one or more of the gross income or asset tests and we could be limited to investing all or a portion of any remaining funds in cash or certain cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our taxable income, subject to certain adjustments and excluding any net capital gain. At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to make these distributions and maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from: (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (2) the effect of non-deductible capital expenditures; (3) the creation of reserves; or (4) required debt amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Further, if we are unable to borrow funds when needed for this purpose, we would have to find alternative sources of funding or risk losing our status as a REIT.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

The requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income is determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Guidance from the Internal Revenue Service generally permits a discount in the price paid for stock purchased under a distribution reinvestment plan of up to 5% of the value of the stock without creating a preferential dividend. Currently, however, there is uncertainty as to the Internal Revenue Service’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the Internal Revenue Service were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution requirement, and our status as a REIT could be terminated for the year in which the determination is made if we were unable to cure such failure.

Certain of our business activities are potentially subject to the prohibited transaction tax.

Our ability to dispose of property during the first two years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any wholly owned subsidiary (or entity in which we are treated as a partner), excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Determining whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We cannot provide assurance that any particular property we own, directly or through any wholly owned subsidiary (or entity in which we are treated as a partner), excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however there is no assurance that we will be able to qualify for the safe harbor. Even if we do not hold property for sale in the ordinary course of a trade or business, there is no assurance that our position will not be challenged by the Internal Revenue Service, especially if we make frequent sales or sales of property in which we have short holding periods.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, certain government securities and qualified real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than qualified government securities, qualified real estate assets and taxable REIT subsidiaries) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified government securities, qualified real estate assets and taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets may be securities (including securities issued by our taxable REIT subsidiaries), excluding government securities, stock issued by our qualified REIT subsidiaries and other securities that qualify as REIT real estate assets. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within thirty days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We use commercially reasonable efforts to structure sale-leaseback transactions such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the Internal Revenue Service will not challenge these characterizations. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we could fail to satisfy the REIT qualification “asset tests” or “income tests.” Alternatively, the amount of our REIT taxable income could be recalculated which could also cause us to fail to meet the distribution requirement for a taxable year. Failure to satisfy “asset tests,” “income tests” or the distribution requirement could cause us to lose our REIT status effective with the year of recharacterization, subject to certain cure provisions in the Code (which could require payment of a penalty to the Internal Revenue Service or an additional distribution of the increased taxable income to our stockholders).

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations.

If we securitize mortgages, certain of our securitizations could be considered to result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Our ability to dispose of some of our properties may be constrained by their tax attributes.

Federal tax laws may limit our ability to sell properties and this may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions may reduce our ability to respond to changes in the performance of our investments.

Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we own for a significant period of time often have low tax bases. If we dispose of low-basis properties outright in taxable transactions, we may recognize a significant amount of taxable gain that we must distribute to our stockholders in order to avoid tax, and potentially, if the gain does not qualify as a net capital gain, in order to meet the minimum distribution requirements of the Code for REITs, which in turn would impact our cash flow. To dispose of low basis or tax-protected properties efficiently we may use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).

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

In certain circumstances, we may be subject to federal, state and local income taxes as a REIT.

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

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk with respect to borrowings made or to be made to acquire or carry real estate assets generally will not constitute gross income for purposes of the 75% and 95% income requirements applicable to REITs. In addition, any income from certain other qualified hedging transactions would generally not constitute gross income for purposes of both the 75% and 95% income tests. However, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

The maximum tax rate on qualified dividends paid by corporations to individuals is 15% through 2012. REIT dividends, however, generally do not constitute qualified dividends and consequently are not eligible for the current reduced tax rates. Therefore, our stockholders will pay federal income tax on distributions out of our current and accumulated earnings and profits (excluding distributions of amounts either subject to corporate-level taxation or designated as a capital gain dividend) at the applicable “ordinary income” rate, the maximum of which is 35% through 2012. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own interests in retail, office and multi-family properties. As of December 31, 2011, we, through our wholly-owned subsidiaries, owned fee simple interests in all of the properties listed below, except for the Temple Terrace property, in which we have a controlling interest in the joint venture. The majority of properties are encumbered by mortgages totaling $463,664 (in thousands).

As of December 31, 2011, annualized base rent per square foot averaged $13.39 for all properties other than the multi-family property and $9,403 per unit for the multi-family property. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases at the time of acquisition, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

			As of December 31, 2011
Property	Location	Square Footage/Units	Physical Occupancy	Economic Occupancy (a)
Retail:
Merrimack Village Center	Merrimack, NH	82,292	98.3%	98.3%
Pleasant Hill Commons	Kissimmee, FL	70,642	95.2%	95.2%
Regal Court	Shreveport, LA	363,174	98.9%	98.9%
Draper Crossing	Draper, UT	167,148	94.0%	96.4%
Tradition Village Center	Port St. Lucie, FL	112,421	92.4%	92.4%
The Landing at Tradition	Port St. Lucie, FL	359,775	91.0%	91.0%
Temple Terrace	Temple Terrace, FL	87,213	88.6%	88.6%
Kohl’s at Calvine Pointe	Elk Grove, CA	89,887	100.0%	100.0%
Lake City Commons	Lake City, FL	66,510	94.2%	94.2%
Publix Shopping Center	St. Cloud, FL	78,820	98.5%	98.5%
Kohl’s Bend River Promenade	Bend, OR	69,000	100.0%	100.0%
Whispering Ridge	Omaha, NE	69,676	100.0%	100.0%
Bell Oaks Shopping Center	Newburgh, IN	94,811	100.0%	100.0%
Colonial Square Town Center	Fort Myers, FL	272,354	88.6%	98.9%
Shops at Village Walk	Fort Myers, FL	78,533	88.2%	95.8%
Lima Marketplace	Fort Wayne, IN	106,880	95.6%	98.6%
Dollar General- Ariton	Ariton, AL	9,014	100.0%	100.0%
Dollar General- Collins	Collins, GA	9,014	100.0%	100.0%
Dollar General- Decatur	Decatur, AL	9,014	100.0%	100.0%
Dollar General- Dublin	Dublin, GA	10,640	100.0%	100.0%
Dollar General- Duncanville	Duncanville, AL	9,026	100.0%	100.0%
Dollar General- Excel	Frisco City, AL	8,982	100.0%	100.0%
Dollar General- LaGrange	LaGrange, GA	9,014	100.0%	100.0%
Dollar General- Milledgeville	Milledgeville, GA	9,014	100.0%	100.0%
Dollar General- Uriah	Uriah, AL	9,100	100.0%	100.0%
Waxahachie Crossing	Waxahachie, TX	97,011	96.3%	96.3%
Village at Bay Park	Ashwaubenon, WI	180,758	98.2%	98.2%
Northcrest Shopping Center	Charlotte, NC	133,674	84.7%	100.0%
Prattville Town Center	Prattville, AL	168,914	88.0%	100.0%
Landstown Commons	Virginia Beach, VA	409,747	93.8%	93.8%
Silver Springs Pointe	Oklahoma City, OK	135,028	98.1%	98.1%
Copps Grocery Store	Neenah, WI	61,065	100.0%	100.0%
University Town Center	Norman, OK	158,516	99.1%	100.0%
Pick N Save Grocery Store	Burlington, WI	48,403	100.0%	100.0%
Walgreens – Lake Mary	Lake Mary, FL	21,370	100.0%	100.0%
Walgreens Plaza	Jacksonville, NC	42,219	83.6%	83.6%
Walgreens – Heritage Square	Conyers, GA	22,385	93.6%	100.0%
Perimeter Woods	Charlotte, NC	303,353	97.3%	100.0%
Draper Peaks	Draper, UT	229,796	85.1%	97.3%
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,766	91.4%	100.0%
Fairgrounds Crossing	Hot Springs, AR	155,127	97.1%	100.0%
Mullins Crossing	Evans, GA	297,168	97.5%	100.0%
Fox Point	Neenah, WI	171,121	98.1%	98.1%
Harvest Square	Harvest, AL	70,600	97.2%	97.2%
Palm Coast Landing	Palm Coast, FL	171,297	100.0%	100.0%
Dollar General – Sycamore	Sycamore, AL	9,026	100.0%	100.0%
Office:
Siemens’ Building	Buffalo Grove, IL	105,106	100.0%	100.0%
Time Warner Cable Division HQ	East Syracuse, NY	102,924	100.0%	100.0%
Multi-Family:
The Crossings at Hillcroft	Houston, TX	300 units	92.2%	92.2%

Portfolio Totals		5,579,328 sq. ft. and 300 units	94.7%	97.3%

(a)	Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing for certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreement.

The following table sets forth a summary, as of December 31, 2011, of lease expirations scheduled to occur during each of the calendar years from 2012 to 2016 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2011 and does not include multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2012 (b)	44	134,616	2.5%	$2,484	3.2%	$18.45
2013	116	340,194	6.4%	6,856	8.7%	20.15
2014	74	223,506	4.2%	4,475	5.7%	20.02
2015	53	199,344	3.8%	3,460	4.4%	17.36
2016	81	322,830	6.1%	5,062	6.5%	15.68
Thereafter	222	4,072,781	77.0%	56,117	71.5%	13.78

Leased Total	590	5,293,271	100.0%	$78,454	100.0%	$14.82

(a)	Represents the base rent in place at the time of lease expiration.
(b)	Includes month-to-month leases.

The following table sets forth our top five tenants in our portfolio based on annualized base rent for leases commenced on or prior to December 31, 2011.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent per Square Foot
Kohl’s	8	512,623	9.2%	$5,391	7.0%	$10.52
Publix Super Markets	6	291,119	5.2%	3,316	4.3%	11.39
PetSmart	11	211,275	3.7%	3,314	4.3%	15.69
Best Buy	4	137,839	2.5%	2,185	2.8%	15.85
Walgreens	4	54,729	1.0%	2,049	2.6%	37.44

Top Five Tenants	33	1,207,585	21.6%	$16,255	21.0%	$13.46

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases commenced on or prior to December 31, 2011.

Tenant Type	Gross Leasable Area - Square Footage	Percent of Total Gross Leasable Area
Department	855,816	15.2%
Grocery	703,154	12.5%
Clothing and accessories	420,205	7.5%
Home goods	403,581	7.2%
Restaurants and fast food	346,577	6.2%
Dollar stores and off price clothing	346,536	6.2%
Multi-family	324,936	5.8%
Sporting goods	321,817	5.7%
Lifestyle, health clubs, books and phones	319,213	5.7%
Consumer services, salons, cleaners and banks	259,377	4.6%
Pet supplies	258,475	4.6%
Commercial office	208,030	3.7%
Shoes	167,166	3.0%
Art supplies, crafts and hobby shops	159,676	2.8%
Health, doctors and health food	157,808	2.8%
Electronic	155,223	2.8%
Office supplies	134,763	2.4%
Other	75,854	1.3%

Total	5,618,207	100.0%

Item 3. Legal Proceedings

We are not a party to, and none of our properties is subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All dollar amounts are stated in thousands, except per share amounts.

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

The Financial Industry Regulatory Authority, or “FINRA,” requires registered broker-dealers, including the soliciting dealers selling shares in the Offering, to disclose in a customer’s account statement an estimated value for a REIT’s securities if the annual report of that REIT discloses a per share estimated value. The FINRA rules currently prohibit broker-dealers from using a per share estimated value developed from data that is more than eighteen months old. This in effect prohibits the broker-dealers from using a per share offering price from an issuer’s last “best efforts” offering for more than eighteen months after the termination of that offering. Thus, beginning eighteen months (or any lesser period of time prescribed by FINRA) after the last offering of our shares of common stock, in an effort to assist the soliciting dealers selling shares in the Offering, our board of directors anticipates publishing a new estimated per share value of our shares based on the recommendation of our Business Manager. Although the FINRA rules provide no guidance regarding the methodology used to determine estimated value per share, our board of directors has adopted a policy requiring the engagement of an independent third party (at the applicable time) to review the valuation approach used by the Business Manager to estimate the value of our shares including, the underlying assumptions made by the Business Manager and the valuation conclusion, and to make that report accessible to soliciting dealers.

Stockholders

As of March 1, 2012, we had 16,489 stockholders of record.

Distributions

We currently pay distributions based on daily record dates, payable monthly in arrears. For 2012, the distributions that we currently pay are equal to a daily amount equal to $0.001639344, which if paid each day for the 366-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share. During the years ended December 31, 2011, 2010 and 2009, we paid cash distributions, which were paid monthly in arrears to stockholders, totaling $23,641, $7,031 and $96, respectively. For federal income tax purposes for the years ended December 31, 2011, 2010 and 2009, 27%, 19% and 100% of the distributions constituted a non-dividend distribution, respectively.

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

The table below outlines the shares of common stock we repurchased, all of which were repurchased pursuant to our share repurchase program during the quarter ended December 31, 2011.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2011	30,042	$9.49	30,042	(1)
November 2011	39,803	$9.79	39,803	(1)
December 2011	5,312	$9.32	5,312	(1)

Total	75,157	$9.64	75,157	(1)

(1)	A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from Registered Securities

On August 24, 2009, our Registration Statement on Form S-11 (Registration No. 333-153356), covering a public offering of up to 550,000,000 shares of common stock, was declared effective by the SEC. The Offering commenced on August 24, 2009 and is ongoing. We will close the Offering to new investors on August 23, 2012.

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

As of December 31, 2011, we had sold the following securities in our Offering for the following aggregate offering prices:

•	56,600,110 shares, equal to $563,217 in aggregate gross offering proceeds, in our “best efforts” offering; and

•	2,023,655 shares, equal to $19,225 in aggregate gross offering proceeds, pursuant to the DRP.

As of December 31, 2011, we have incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs to related parties (1)	$55,752
Offering costs paid to non-related parties	8,375

Total offering costs	$64,127

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through December 31, 2011, the net offering proceeds to us from the Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $516,460. As of December 31, 2011, we had used $439,448 of these net proceeds to purchase interests in real estate and $16,075 to invest in marketable securities. The remaining net proceeds were held as cash at December 31, 2011.

Recent Shares of Unregistered Securities

None.

Item 6. Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this report (in thousands, except share and per share amounts).

	December 31,
	2011	2010	2009	2008
Total assets	$1,010,386	$450,114	$26,439	$1,299
Mortgages, credit facility and securities margin payable	$464,956	$192,871	$—	$—

	For the year ended December 31,			Period from June 30, 2008 (inception) through December 31, 2008
	2011	2010	2009
Total income	$72,115	$18,198	$96	$—
Net loss attributable to common stockholders	$(2,279)	$(1,743)	$(297)	$(70)
Net loss attributable to common stockholders per common share, basic and diluted (a)	$(0.05)	$(0.13)	$(0.81)	$(3.48)
Distributions declared to common stockholders	$25,263	$8,203	$212	$—
Distributions per weighted average common share (a)	$0.60	$0.60	$0.15	$—
Cash flows provided by (used in) operating activities	$27,872	$2,658	$(342)	$(34)
Cash flows used in investing activities	$(454,168)	$(346,755)	$(9,691)	$—
Cash flows provided by financing activities	$445,649	$369,262	$25,369	$434
Weighted average number of common shares outstanding, basic and diluted	42,105,681	13,671,936	367,888	20,000

(a)	The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the year or period ended. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

The following discussion and analysis relates to the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report. Unless otherwise noted, all dollar amounts are stated in thousands, except share data, per share amounts, rent per square foot, and rent per unit.

Overview

We are a Maryland corporation sponsored by IREIC, and formed to acquire and develop commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans made to third parties or to related parties of, or entities sponsored by, IREIC. Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders. At December 31, 2011, the Company owned 46 retail properties and two office properties collectively totaling 5,579,328 square feet and one multi-family property totaling 300 units. As of December 31, 2011, our portfolio had weighted average physical and economic occupancy of 94.7% and 97.3%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing for certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreement.

As of December 31, 2011, annualized base rent per square foot averaged $13.39 for all properties other than the multi-family property and $9,403 per unit for the multi-family property. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases at the time of acquisition, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

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

Market Outlook

There is certainly more optimism pervading the commercial real estate industry now than we have seen in the last several years. While the decrease in unemployment is only moderate, the trend toward higher levels of employment appears to be rooted in a general overall recovery that is reported by the national media as taking hold. Job creation has always been a driver of strengthening retail sales and higher occupancy levels across the majority of sectors in the commercial real estate industry.

Further enhancing the state of the commercial real estate industry is household formation which is rising from pent up demand as reported by the National Association of Realtors (“NAR”). Household formation refers to the number of dwelling units occupied by individuals or groups of people who have not previously resided individually, or have resided as part of another group. The NAR forecasts commercial vacancy rates will decline by 0.4% in the office sector, 0.8% in the industrial sector, 0.9% in the retail sector and 0.2% in the multi-family rental sector in 2012.

New development in all sectors of the commercial real estate industry, except for multi-family housing, has been down substantially over the past four years. This is significant for our business in that retail tenants seeking to expand their businesses have fewer choices in which to do so. Retail landlords, including us, benefit from reduced competition from new product. Since the economy has been improving, developers who need capital to complete developments of preleased properties have approached us. We believe there may be opportunities for us to work with some of these developers and add properties to our acquisition pipeline at favorable pricing based on our early involvement in certain projects. If we decide to pursue these opportunities, we would do so only on a selective basis.

In our portfolio, we have seen improved levels of leasing activity and a slight uptick in rental rates over the past six months. We understand from our research, that this is consistent with results experienced by our peers. In addition, published reports in the Wall Street Journal indicate the overall returns in the REIT industry are higher than they have been in the past four years. This strengthening of fundamentals comes at a time when investor demand for quality real estate in the United States is at a very high level. We believe this should bode well for the commercial real estate industry, although we anticipate that competition we encounter from other buyers for the best properties will be substantial for the foreseeable future.

2011 Company Highlights

Specific 2011 achievements include:

•	Acquiring 21 properties totaling 3.1 million square feet for approximately $520,759.

•	Financing 21 properties through borrowing or assuming approximately $326,479 in secured first mortgages with a weighted average stated interest rate of 4.92% per annum.

•	Expanding our line of credit from $25,000 to $50,000 which we believe will give us more short-term financing flexibility to timely close properties in our acquisition pipeline.

•	Declaring and paying distributions totaling $0.60 per share on an annualized basis and fully funding all distributions out of cash flow from operations.

•	Generating gross proceeds (excluding DRP proceeds) totaling approximately $308,222 from our Offering.

During 2011, we also made changes to limit the fees or costs paid or reimbursed to our Business Manager, Real Estate Managers and Inland Securities Corporation:

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

Liquidity and Capital Resources

General

Our principal demands for funds are to acquire real estate and real estate-related assets, to pay capital expenditures including tenant improvements, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders. We generally, during the pendency of the Offering, seek to fund our cash needs for items other than asset acquisitions, capital expenditures and related financings from operations. Our cash needs for acquisitions (including any contingent earnout payments), capital improvements and related financings have been, and will during the pendency of the Offering continue to be, funded primarily from the sale of our shares, including through our distribution reinvestment plan, as well as debt financings. After our Offering closes to new investors on August 23, 2012, we expect that our primary source to fund our cash needs will come from our operations and our DRP. In 2012, we have approximately $56,489 in principal payments on mortgages payable coming due, the majority of which relates to our Landstown mortgage, which matures in March 2012. On March 14, 2012, we extended the term of this loan, through September 25, 2013.

Potential future sources of additional liquidity include the proceeds from secured or unsecured financings from banks or other lenders, including proceeds from lines of credit, and undistributed cash flow from operations. As of December 31, 2011, no amounts were outstanding on our current line of credit. In general, our strategy is to target a 55% loan to value leverage limit on a portfolio basis. Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of December 31, 2011, our borrowings did not exceed 300% of our net assets.

As of December 31, 2011, the Offering (including the DRP) had generated proceeds, net of issuer costs and commissions, the marketing contribution, due diligence expense reimbursements, and other offering related costs, the majority of which are reallowed to third party soliciting dealers, totaling $516,460.

As of December 31, 2011 and 2010, the Company owed $1,909 and $4,139, respectively, to our Sponsor and its affiliates for business management fees not otherwise waived, advances from these parties used to pay administrative and offering costs, and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

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

We generated sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions paid during the year ended December 31, 2011. Cash retained by us of $3,807 from the waiver of a portion of the 2011 business management fee by our Business Manager had the effect of increasing cash flow from operations for this period because we did not have to use cash to pay the fee. However, even if the Business Manager had not waived part of the 2011 business management fee, we would have still generated sufficient cash flow from operations to fully fund distributions paid for the period. There is no assurance that any deferral, accrual or waiver of any fee or reimbursement will be available to fund distributions in the future.

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

Share Repurchase Program

We have a share repurchase program designed to provide limited liquidity to eligible stockholders. During the year ended December 31, 2011, we used $1,766 to repurchase 182,202 shares. Since the start of the program through December 31, 2011, we have used $2,055 to repurchase an aggregate of 212,589 shares.

During the year ended December 31, 2011, we received requests to repurchase 182,202 shares and fulfilled requests for all of these shares. The average per share repurchase price during this period was $9.69 and these repurchases were funded from proceeds from our distribution reinvestment plan.

Cash Flow Analysis

	For the year ended December 31,
	2011	2010	2009
Net cash flows provided by (used in) operating activities	$27,872	$2,658	$(342)
Net cash flows used in investing activities	$(454,168)	$(346,755)	$(9,691)
Net cash flows provided by financing activities	$445,649	$369,262	$25,369

Net cash provided by (used in) operating activities was $27,872, $2,658 and $(342) for the years ended December 31, 2011, 2010 and 2009, respectively. The funds generated in 2011 were primarily from property operations from our real estate portfolio. The increase from 2010 to 2011 is due to the growth of our real estate portfolio and related, full period, property operations in 2011.

Net cash flows used in investing activities were $454,168, $346,755 and $9,691 for the years ended December 31, 2011, 2010 and 2009, respectively. We used $447,559, $330,530 and $9,612 during the years ended December 31, 2011, 2010 and 2009, respectively, to purchase properties and $12,362, $5,646 and $0 to purchase marketable securities net of sales during the years ended December 31, 2011, 2010 and 2009, respectively. The increase in net cash flows used in investing activities from 2010 to 2011 is due to the increase in our acquisition activity in 2011.

Net cash flows provided by financing activities were $445,649, $369,262 and $25,369 for the years ended December 31, 2011, 2010 and 2009, respectively. Of these amounts, cash flows from financing activities of $322,879, $230,368 and $29,195, respectively, resulted from the sale of our common stock in the Offering and through our DRP. We generated $304,232, $195,059 and $0, respectively from loan proceeds from borrowings secured by properties in our portfolio, increase in our credit facility and securities margin payable. We used

$33,741, $24,305 and $5,155, respectively, to pay Offering costs. We also used $118,749 and $24,309 in 2011 and 2010, respectively, to pay principal payments of mortgage debt and pay down our credit facility and securities margin payable. We used $3,458, $3,026 and $21 for the years ended December 31, 2011, 2010 and 2009, respectively, to pay loan fees and deposits related to financing on our closed and potential acquisitions.

During the years ended December 31, 2011, 2010 and 2009, we paid distributions in the amount of $23,641, $7,031 and $96, respectively. Our 2011 distributions were funded from cash flows from operations determined in accordance with U.S. GAAP. Our Sponsor contributed $2,889 to fund distributions for year ended December 31, 2010 and the remainder of distributions were funded from cash flows from operations. On March 10, 2011, our Sponsor forgave $1,500 in liabilities related to advances used to pay administrative and offering costs prior to the commencement of our Offering that were previously funded to the Company and treated this as a capital contribution to cover a portion of distributions paid related to the year ended December 31, 2011. For U.S. GAAP purposes, the monies contributed by our Sponsor have been treated as capital contributions from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. For federal income tax purposes, these monies may be considered taxable income under certain circumstances. Our Sponsor is not obligated to continue to contribute monies to fund future distributions, nor is there any assurance that it will do so, if cash flows from operations or borrowings are not sufficient to cover them. The amount and timing of distributions may vary and there is no assurance that we will continue to pay distributions at the existing rate, if at all.

A summary of the distributions declared, distributions paid and cash flows used in operations for the years ended December 31, 2011, 2010 and 2009 follows:

			Distributions Paid
Year Ended December 31,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Contributions by IREIC
2011	$25,263	$0.60	$8,984	$14,657	$23,641	$27,872	$—
2010	$8,203	$0.60	$2,530	$4,501	$7,031	$2,658	$2,889	(3)
2009 (2)	$212	$0.15	$30	$66	$96	$(342)	$96

(1)	Assumes a share was issued and outstanding each day during the year.
(2)	Fourth quarter 2009 was the first quarter in which distributions were declared and paid.
(3)	During 2010, IREIC contributed $2,889 to fund payment of distributions. Subsequently, on March 10, 2011, IREIC forgave $1,500 in liabilities related to non interest bearing advances that were previously funded to the Company. For U.S. GAAP purposes, this forgiveness of debt will be treated as capital contribution from our Sponsor although our Sponsor has not received, and will not receive, any additional shares of our common stock for making this contribution.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP. One non-U.S. GAAP supplemental performance measure that we consider due to the certain unique operating characteristics of real estate companies is known as funds from operations, or “FFO.” The National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In addition, NAREIT has recently clarified its computation of FFO which includes adding back real estate impairment charges for all periods presented, however under U.S. GAAP, impairment charges reduce net income. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent. From inception through December 31, 2011, we have not had any impairment charges and, therefore, no adjustments to FFO have been necessary for impairment charges. We believe our FFO calculation complies with NAREIT’s definition described above.

However, the calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs nor is it indicative of liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. Management uses the calculation of FFO for several reasons. We use FFO to compare our operating performance to that of other REITs. Additionally, we compute FFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives.

The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical cost accounting for depreciation may be less informative than FFO. We believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations, or “MFFO,” as described below, should not be construed to be equivalent to or a substitute for the current U.S. GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the performance of real estate under U.S. GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-U.S. GAAP FFO and MFFO measures and the adjustments to U.S. GAAP in calculating FFO and MFFO.

Subsequent to the establishment of NAREIT’s definition of FFO, accounting for acquisition fees and expenses changed pursuant to U.S. GAAP, such that acquisition fees and expenses now are accounted for as operating expenses as opposed to capitalized as part of the acquired property’s basis. We do not pay acquisition fees to our Business Manager or its affiliates, but we do incur acquisition related costs. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity, and thus incur significant acquisition related costs during their initial years of investment and operation. Further, while other start up entities may also engage in significant acquisition activity during their initial years, non-listed REITs are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. As disclosed elsewhere in this Form 10-K, we will use the proceeds raised in the Offering to acquire properties. Further, we will ultimately seek a liquidity event, which may include selling our assets individually or selling certain subsidiaries or joint venture interests, adopting a plan of liquidation or listing our common stock on a national securities exchange, but our board does not anticipate evaluating a listing until at least 2014. Thus, our acquisition activity is expected to decline after the Offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or “IPA,” an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.

MFFO excludes costs that are more reflective of investing activities, including acquisition related costs that affect our operations only in periods in which properties are acquired, and other non-operating items that are included in FFO. By excluding expensed acquisition related costs, the use of MFFO provides information consistent with the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, may not be directly related or attributable to our current operating performance. By excluding such market changes that may reflect anticipated and unrealized gains or losses, MFFO may provide useful supplemental information. We believe that MFFO may provide both investors and analysts, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance subsequent to the initial years of investment, which include significant acquisition activity, and once our portfolio is stabilized. We believe that MFFO may be a recognized measure of sustainable operating performance within the non-listed REIT industry. Additionally, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. MFFO is not equivalent to our net income or loss as determined under U.S. GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of properties after our Offering is completed. Our disclosure of MFFO and the adjustments used to calculate it presents our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, and that may be useful to investors. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the Offering has been completed and the net proceeds of the Offering have been invested in properties, because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We believe our definition of MFFO, a non-U.S. GAAP measure, is consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the “Practice Guideline,” issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of U.S. GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market lease assets and liabilities (which are adjusted in order to reflect such payments from a U.S. GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. Inasmuch as interest rate hedges are not a fundamental part of our operations, it is appropriate to exclude such nonrecurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

We believe our MFFO calculation complies with the IPA’s Practice Guideline described above. We do not pay acquisition fees to our Business Manager or its affiliates. Under U.S. GAAP, acquisition expenses are characterized as operating expenses in determining operating net income.

Presentation of this information is intended to provide information which may be useful to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations calculated in accordance with U.S. GAAP, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other U.S. GAAP measurements as an indication of our performance. The exclusion of impairments limits the usefulness of FFO and MFFO as a historical operating performance measure since an impairment indicates that the property’s operating performance has been permanently affected. Further, MFFO has limitations as a performance measure for an entity engaged in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that the company uses to calculate FFO or MFFO. In the future, the SEC or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust the calculations and characterization of FFO or MFFO.

The table below represents a reconciliation of our net loss attributable to common stockholders to FFO and MFFO for years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	Years ended December 31,
	2011	2010	2009
Net loss attributable to common stockholders	$(2,279)	$(1,743)	$(297)
Add:
Depreciation and amortization related to investment properties	28,980	5,669	29
Less:
Noncontrolling interest’s share of depreciation and amortization related to investment properties	(29)	(15)	—

Funds from operations (FFO)	26,672	3,911	(268)

Add:
Acquisition related costs (1)	2,963	1,953	50
Amortization of acquired above and below market leases, net (2)	2,015	455	(2)
Noncontrolling interest’s share of amortization of acquired below market leases and straight-line rental income	24	19	—
Less:
Straight-line rental income (3)	(1,856)	(524)	(6)
Realized (gain) loss on sale of marketable securities (4)	(365)	2	—

Modified funds from operations (MFFO)	$29,453	$5,816	$(226)

Weighted average number of common shares outstanding, basic and diluted	42,105,681	13,671,936	367,888
Net loss attributable to common stockholders per common share, basic and diluted	$(0.05)	$(0.13)	$(0.81)
Funds from operations attributable to common stockholders per common share, basic and diluted	$0.63	$0.29	$(0.73)
Modified funds from operations attributable to common stockholders per common share, basic and diluted	$0.70	$0.43	$(0.61)

(1)

In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information may be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, MFFO may provide useful supplemental information that is comparable for each type of real estate investment and is consistent with the investing and operating performance of our properties. Acquisition related costs include payments to affiliates of our Business Manager or third parties; however, we do not pay acquisition fees to our Business Manager or its affiliates. Acquisition related costs under U.S. GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under U.S. GAAP. All paid and accrued acquisition related costs will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us.
(2)	Under U.S. GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, by excluding charges relating to amortization of these intangibles, MFFO may provide useful supplemental information on the performance of the real estate.
(3)	Under U.S. GAAP, our rental receipts are allocated to periods using a straight-line methodology. This may result in income recognition that is different than underlying contract terms. By adjusting for these items (to reflect such payments from a U.S. GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms.
(4)	We have adjusted for nonrecurring gains or losses included in net income from the sale of securities holdings where trading of such holdings is not a fundamental attribute of the business plan because they are nonrecurring items that may not be reflective of on-going operations.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2011, 2010 and 2009.

Comparison of the Years ended December 31, 2011 and 2010

For the years ended December 31, 2011 and 2010, our net loss attributable to common stockholders was $2,279 and $1,743, respectively, and included the following components:

Total income for the years ended December 31, 2011 and 2010 totaled $72,115 and $18,198, respectively. The increase in 2011 is primarily due to the ownership and full period operations of properties we acquired in the fourth quarter of 2010 and during 2011. We expect increases in gross revenue in the future as we recognize the full annual effect of our 2011 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

Property operating expenses and real estate taxes for the years ended December 31, 2011 and 2010 totaled $20,085 and $5,583, respectively, and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. The increase in 2011 is primarily due to the ownership and full period operations of the properties we acquired in the fourth quarter of 2010 and during 2011. We expect increases in property operating expenses and real estate taxes in the future as we recognize the full annual effect of our 2011 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

General and administrative expenses during the years ended December 31, 2011 and 2010 totaled $2,770 and $1,872, respectively. These costs primarily consisted of legal, audit, compliance and other professional fees, insurance, independent director compensation, as well as certain salary, information technology and other administrative cost reimbursements made to our Business Manager and affiliates. The increase in 2011 is primarily due to an increase in our real estate investments as certain of these costs are variable and may continue to increase in the future as we continue to raise capital and make additional real estate investments.

Acquisition related costs during the years ended December 31, 2011 and 2010 totaled $2,963 and $1,953, respectively, and relate to transaction costs for both closed and potential transactions. These costs mainly include third-party costs such as appraisals, environmental studies, legal fees as well as time and travel expense reimbursements to affiliates of our Sponsor. We do not pay acquisition fees to our Business Manager or its affiliates. The increase compared to the year ended December 31, 2010 primarily relates to increased acquisition activity and costs related to our acquisition pipeline in 2011 compared to the same period in 2010.

Depreciation and amortization expenses for the years ended December 31, 2011 and 2010 totaled $28,980 and $5,669, respectively. The increase in 2011 is primarily due to the ownership and full period operations of the properties we acquired in the fourth quarter of 2010 and during 2011. We expect increases in depreciation and amortization in the future as we recognize the full annual effect of our 2011 acquisitions and the effect of newly acquired real estate investments as we continue to build our portfolio.

Interest expense for the years ended December 31, 2011 and 2010 totaled $19,835 and $4,522. The increase is primarily a result of an increase in the aggregate amount of our debt compared to the prior period. The outstanding principal balance of mortgages payable increased from $184,193 at December 31, 2010 to $462,418 at December 31, 2011. As of December 31, 2011 and December 31, 2010, our weighted average stated interest rate per annum was 4.94% and 5.16%, respectively, with weighted average maturities of 6.3 years and 5.8 years, respectively.

Net income attributable to noncontrolling interest of $102 and $96 for the years ended December 31, 2011 and 2010, respectively, represents the interests of a third party venture partner in the Temple Terrace consolidated joint venture.

Comparison of the years ended December 31, 2010 and 2009

For the years ended December 31, 2010 and 2009, our net loss attributable to common stockholders was $1,743 and $297, respectively, and included the following components:

Total income for the years ended December 31, 2010 and 2009 totaled $18,198 and $96, respectively. The increase is due to the 27 property acquisitions in 2010, compared to one in 2009.

Property operating expenses and real estate taxes for the years ended December 31, 2010 and 2009 totaled $5,583 and $34, respectively, and primarily consisted of costs of owning and maintaining investment property, real estate taxes, insurance, property management fees and other maintenance costs. The increase is due to the 27 property acquisitions in 2010, compared to one in 2009.

General and administrative expenses during the years ended December 31, 2010 and 2009 totaled $1,872 and $223, respectively. These costs primarily consisted of legal, audit and other professional fees, insurance, board of director fees, as well as certain salary, information technology and other administrative cost reimbursements paid to our Business Manager and affiliates. These results increased compared to year ended December 31, 2009 due to the growth of the operations of the Company and a related increase in operating costs.

Acquisition related costs during the years ended December 31, 2010 and 2009 totaled $1,953 and $50, respectively, and relate to acquisition, dead deal and transaction related costs to both closed and potential transactions. These costs mainly include third-party due diligence costs such as appraisals, environmental studies, legal fees as well as time and travel expense reimbursements to affiliates. We do not pay acquisition fees to our Business Manager or its affiliates. The increase compared to the year ended December 31, 2009 relates to increased acquisition activity in 2010.

Organizational costs for the year ended December 31, 2009 totaled $60 and related to formation costs for the Company. No organizational costs were incurred in 2010.

Depreciation and amortization expenses for the years ended December 31, 2010 and 2009 totaled $5,669 and $29, respectively, and consisted of depreciation on our investment properties and amortization expense resulting from the amortization of acquired lease intangible assets. The increase is due to the 27 property acquisitions in 2010, compared to one in 2009.

Interest and dividend income for the years ended December 31, 2010 and 2009 totaled $358 and $3, respectively. This interest and dividend income was earned from the short term investment of our cash and interest and dividends earned on our marketable securities portfolio. The increase was mainly due to an increase in average cash balances and the purchase of marketable securities in 2010. There were no such purchases in 2009.

Interest expense for the years ended December 31, 2010 and 2009 totaled $4,522 and $0, respectively and was primarily related to mortgage borrowings secured by the properties in our portfolio. We incurred no interest expense in the year ended December 31, 2009 as we had no borrowings outstanding as of December 31, 2009. As of December 31, 2010, our weighted average stated interest rate was 5.16% per annum.

Noncontrolling interest represents the interests of a third party venture partner in the Temple Terrace consolidated joint venture which was formed in the third quarter of 2010.

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

Critical Accounting Policies

A critical accounting policy is one that, we believe, would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to the valuation and purchase price allocation of investment properties, recognition of rental income, and valuation of marketable securities. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. U.S. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties that were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The aggregate value of intangibles is measured based on the difference between the stated price and the property value calculation as if vacant. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values. We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market.

After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below acquired leases based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the “risk free rate.” This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property. The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals.

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

Impairment of Marketable Securities

We assess our investments in marketable securities for impairments. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary, will result in an impairment to reduce the carrying amount to fair value. The impairment will be charged to earnings and a new cost basis for the security will be established. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. We consider the following factors in evaluating our securities for impairments that are other than temporary:

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

Contractual Obligations

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of December 31, 2011.

	Payments due by period
	Total	2012	2013/2014	2015/2016	2017 and Thereafter
Principal payments on long-term debt (1) (2)	$462,418	$6,349	$57,998	$148,449	$249,622
Interest payments on long-term debt	150,952	22,564	42,858	33,670	51,860
Securities margin payable	1,293	1,293	—	—	—

Total	$614,663	$30,206	$100,856	$182,119	$301,482

(1)	The long-term debt obligations excludes net mortgage premiums associated with debt assumed at acquisition of which a net premium of $1,246, net of accumulated amortization, is outstanding as of December 31, 2011.
(2)	Landstown Commons loan matures on March 24, 2012. On March 14, 2012, we extended the maturity date to September 25, 2013 which has been reflected in the table accordingly.

As of December 31, 2011, we had outstanding commitments to fund approximately $7,566 into the Temple Terrace joint venture for a redevelopment project. We intend to fund these outstanding commitments with proceeds from our Offering.

We have provided a partial guarantee on four loans of our subsidiaries. Two loans are recourse for 50% of the unpaid principal from time to time and 100% of unpaid interest. As of December 31, 2011, the outstanding principal balance on these two loans totaled $40,500. One additional loan is recourse for $2,200 of unpaid principal and interest and another loan is recourse for a total of $25,000 of the unpaid principal and 100% of unpaid interest.

From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of December 31, 2011 and 2010, we had a liability of $25,290 and $12,904, respectively, recorded on the consolidated balance sheet as deferred investment property acquisition obligations. The maximum potential payment was $30,023 at December 31, 2011.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

We have evaluated events and transactions that have occurred subsequent to December 31, 2011 for potential recognition and disclosure in the consolidated financial statements in this Annual Report.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2012 through the close of business on April 30, 2012. Distributions were declared in a daily amount equal to $0.001639344 per share, which if paid each day for a 366-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•

In January 2012, total distributions declared for the month of December 2011 were paid in the amount equal to $2,911, of which $1,141 was paid in cash and $1,770 was reinvested through the Company’s DRP, resulting in the issuance of an additional 186,320 shares of common stock.

•

In February 2012, total distributions declared for the month of January 2012 were paid in the amount equal to $3,049, of which $1,204 was paid in cash and $1,845 was reinvested through the Company’s DRP, resulting in the issuance of an additional 194,194 shares of common stock.

•

In March 2012, total distributions declared for the month of February 2012 were paid in the amount equal to $3,030, of which $1,197 was paid in cash and $1,833 was reinvested through the Company’s DRP, resulting in the issuance of an additional 192,905 shares of common stock.

On January 5, 2012, our wholly owned subsidiary acquired a fee simple interest in a 20,707 square foot retail property known as Dollar General Market – Port St. Joe located in Port St. Joe, Florida. We purchased this property from an unaffiliated third party for approximately $3,590.

On January 27, 2012, we entered into a $22,550 loan secured by a first mortgage on Palm Coast Landing. This loan bears interest at a fixed rate equal to 5.00% per annum, and matures on March 1, 2022.

On February 2, 2012, we entered into a $6,181 loan secured by cross-collateralized first mortgages on the entire Dollar General portfolio consisting of ten properties. This loan bears interest at a fixed rate equal to 5.25% per annum, and matures on February 2, 2017.

As of March 1, 2012, we had received proceeds from our Offering (including DRP), net of commissions, marketing contributions, and due diligence expense reimbursements, of approximately $595,962 and have issued approximately 66,077,645 shares of common stock.

On March 8, 2012, our wholly owned subsidiary acquired a fee simple interest in a 179,858 square foot retail property known as Hamilton Crossing located in Alcoa, Tennessee. We purchased this property from an unaffiliated third party for approximately $30,098.

On March 9, 2012, our wholly owned subsidiary acquired a fee simple interest in a 348,700 square foot retail property known as Shoppes at Branson Hills located in Branson, Missouri. We purchased this property from an unaffiliated third party for approximately $38,528 not including a contingent earnout component of $912. Additionally, we are under contract to purchase an additional 99,025 square feet contingent on assuming an existing mortgage payable of $12,149.

On March 9, 2012, our wholly owned subsidiary acquired a fee simple interest in a 10,566 square foot Dollar General store located in Buffalo, New York. We purchased this property from an unaffiliated third party for approximately $1,350.

On March 14, 2012, our wholly owned subsidiary entered into a loan modification agreement on the first mortgage loan encumbering Landstown Commons. This modification extends the maturity date from March 24, 2012 to September 25, 2013 and reduces the interest rate from LIBOR plus 3.00% per annum to LIBOR plus 2.25% per annum. The principal amount of the loan is unchanged at $50,140.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Dollar amounts are stated in thousands.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. Including derivative financial instruments, we currently have limited exposure to financial market risks through fixing our interest rates on all long-term debt as of December 31, 2011 except one mortgage payable, securities margin payable and the Credit Facility. As of December 31, 2011, we had outstanding mortgage debt, which is subject to fixed interest rates and variable rates of $412,278 and $51,432, respectively, bearing interest at weighted average interest rates equal to 5.27% per annum and 3.23% per annum, respectively.

If market rates of interest on all floating rate debt as of December 31, 2011 permanently increased by 1%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $514 annually. If market rates of interest on all floating rate debt as of December 31, 2011 permanently decreased by 1%, the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by the same amount.

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

Securities Price Risk

Securities price risk is risk that we will incur economic losses due to adverse changes in equity and debt security prices. Our exposure to changes in equity and debt security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, and general market conditions. Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk.

While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of December 31, 2011.

	Cost	Fair Value	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity securities	$11,764	$11,558	$12,714	$10,402
Debt securities	6,609	6,345	6,979	5,711

Total marketable securities	$18,373	$17,903	$19,693	$16,113

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of December 31, 2011:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of December 31, 2011
March 11, 2011	April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$(493)
June 22, 2011	June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	$13,359	$(571)
October 28, 2011	November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	$10,837	$(229)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Diversified Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Diversified Real Estate Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Diversified Real Estate Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

March 15, 2012

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Investment properties (note 3):
Land	$170,459	$86,662
Building and improvements	632,187	227,682
Construction in progress	69	2,394

Total	802,715	316,738
Less accumulated depreciation	(20,044)	(3,329)

Net investment properties	782,671	313,409
Cash and cash equivalents	60,254	40,901
Restricted cash and escrows (note 2)	4,550	9,597
Investment in marketable securities (note 6)	17,903	5,810
Investment in unconsolidated entities (notes 5 and 8)	232	190
Accounts and rents receivable (net of allowance of $479 and $259, respectively)	5,639	2,308
Acquired lease intangibles, net (note 2)	131,456	73,778
Deferred costs, net	5,390	2,862
Other assets	2,291	1,259

Total assets	$1,010,386	$450,114

Liabilities and Equity
Mortgages, credit facility and securities margin payable (note 9)	$464,956	$192,871
Accrued offering expenses	211	235
Accounts payable and accrued expenses	2,717	1,290
Distributions payable	2,911	1,289
Accrued real estate taxes payable	2,684	783
Deferred investment property acquisition obligations (note 13)	25,290	12,904
Other liabilities	6,553	1,980
Acquired below market lease intangibles, net (note 2)	17,505	8,674
Due to related parties (note 8)	1,909	4,139

Total liabilities	524,736	224,165

Commitments and contingencies
Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 2,460,000,000 shares authorized, 58,431,177 and 26,120,871 shares issued and outstanding as of December 31, 2011 and 2010, respectively	58	26
Additional paid in capital, net of offering costs of $64,127 and $30,634 as of December 31, 2011 and 2010, respectively	521,025	231,882
Accumulated distributions and net loss	(38,067)	(10,525)
Accumulated other comprehensive (loss) income	(1,763)	164

Total Company stockholders’ equity	481,253	221,547
Noncontrolling interests	4,397	4,402

Total equity	485,650	225,949

Total liabilities and equity	$1,010,386	$450,114

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Income

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2011	2010	2009
Income:
Rental income	$58,073	$14,324	$64
Tenant recovery income	12,379	3,282	32
Other property income	1,663	592	—

Total income	72,115	18,198	96
Expenses:
General and administrative expenses	2,770	1,872	223
Acquisition related costs	2,963	1,953	50
Property operating expenses	12,296	3,321	22
Real estate taxes	7,789	2,262	12
Depreciation and amortization	28,980	5,669	29
Business management fee-related party (note 8)	1,000	603	—
Organizational costs	—	—	60

Total expenses	55,798	15,680	396

Operating income (loss)	16,317	2,518	(300)
Interest and dividend income	871	358	3
Realized gain (loss) on sale of marketable securities	365	(2)	—
Interest expense	(19,835)	(4,522)	—
Equity in income of unconsolidated entities	105	1	—

Net loss	(2,177)	(1,647)	(297)
Less: net income attributable to noncontrolling interests	(102)	(96)	—

Net loss attributable to common stockholders	$(2,279)	$(1,743)	$(297)

Net loss attributable to common stockholders per common share, basic and diluted (note 12)	$(0.05)	$(0.13)	$(0.81)

Weighted average number of common shares outstanding, basic and diluted	42,105,681	13,671,936	367,888

Comprehensive loss:
Net loss	$(2,177)	$(1,647)	$(297)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(269)	162	—
Unrealized loss on derivatives	(1,293)	—	—
Gain (loss) reclassified into earnings from other comprehensive loss on the sale of marketable securities	(365)	2	—

Comprehensive loss	(4,104)	(1,483)	(297)
Less: comprehensive income attributable to noncontrolling interests	(102)	(96)	—

Comprehensive loss attributable to common stockholders	$(4,206)	$(1,579)	$(297)

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2009	20,000	$—	$200	$(70)	$—	$—	$130
Distributions declared	—	—	—	(212)	—	—	(212)
Proceeds from offering	2,931,171	3	29,211	—	—	—	29,214
Offering costs	—	—	(6,219)	—	—	—	(6,219)
Proceeds from distribution reinvestment plan	6,925	—	66	—	—	—	66
Contributions from sponsor (note 8)	—	—	96	—	—	—	96
Net loss	—	—	—	(297)	—	—	(297)

Balance at December 31, 2009	2,958,096	$3	$23,354	$(579)	$—	$—	$22,778
Distributions declared	—	—	—	(8,203)	—	—	(8,203)
Distributions paid to noncontrolling interests	—	—	—	—	—	(94)	(94)
Proceeds from offering	22,719,372	23	225,759	—	—	—	225,782
Offering costs	—	—	(24,415)	—	—	—	(24,415)
Proceeds from distribution reinvestment plan	473,790	—	4,501	—	—	—	4,501
Shares repurchased	(30,387)	—	(289)	—	—	—	(289)
Discounts on shares issued to affiliates (note 8)	—	—	83	—	—	—	83
Contributions from sponsor (note 8)	—	—	2,889	—	—	—	2,889
Contributions from noncontrolling interests	—	—	—	—	—	4,400	4,400
Unrealized loss on marketable securities	—	—	—	—	162	—	162
Loss reclassified into earnings from other comprehensive income	—	—	—	—	2	—	2
Net (loss) income	—	—	—	(1,743)	—	96	(1,647)

Balance at December 31, 2010	26,120,871	$26	$231,882	$(10,525)	$164	$4,402	$225,949
Distributions declared	—	—	—	(25,263)	—	—	(25,263)
Distributions paid to noncontrolling interests	—	—	—	—	—	(107)	(107)
Proceeds from offering	30,949,567	31	308,191	—	—	—	308,222
Offering costs	—	—	(33,493)	—	—	—	(33,493)
Proceeds from distribution reinvestment plan	1,542,941	1	14,656	—	—	—	14,657
Shares repurchased	(182,202)	—	(1,766)	—	—	—	(1,766)
Discounts on shares issued to affiliates (note 8)	—	—	55	—	—	—	55
Contributions from sponsor (note 8)	—	—	1,500	—	—	—	1,500
Unrealized loss on marketable securities	—	—	—	—	(269)	—	(269)
Unrealized loss on derivatives	—	—	—	—	(1,293)	—	(1,293)
Gain on sale of marketable securities reclassified into earnings from other comprehensive loss	—	—	—	—	(365)	—	(365)
Net (loss) income	—	—	—	(2,279)	—	102	(2,177)

Balance at December 31, 2011	58,431,177	$58	$521,025	$(38,067)	$(1,763)	$4,397	$485,650

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years ended December 31,
	2011	2010	2009
Cash flows from operations:
Net loss	$(2,177)	$(1,647)	$(297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,980	5,669	29
Amortization of debt premium and financing costs	825	80	—
Amortization of acquired above market leases	3,000	705	—
Amortization of acquired below market leases	(985)	(249)	(3)
Straight-line rental income	(1,856)	(524)	(5)
Equity in income of unconsolidated entities	(105)	(1)	—
Discount on shares issued to affiliates	55	83	—
Payment of leasing fees	(120)	(2)	—
Realized (gain) loss on sale of marketable securities	(365)	2	—
Changes in assets and liabilities:
Restricted escrows	1,885	293	—
Accounts and rents receivable, net	(1,111)	(1,521)	(12)
Other assets	(640)	(438)	(123)
Accounts payable and accrued expenses	752	766	69
Accrued real estate taxes payable	811	(271)	—
Other liabilities	(433)	(1,268)	—
Due to related parties	(644)	981	—

Net cash flows provided by (used in) operating activities	27,872	2,658	(342)

Cash flows from investing activities:
Purchase of investment properties	(447,559)	(330,530)	(9,612)
Capital expenditures and tenant improvements	(1,650)	(1,617)	—
Purchase of marketable securities	(19,185)	(5,714)	—
Sale of marketable securities	6,823	68	—
Restricted escrows	7,340	(8,853)	—
Investment in unconsolidated entities	63	(109)	(79)

Net cash flows used in investing activities	(454,168)	(346,755)	(9,691)

Cash flows from financing activities:
Proceeds from offering	308,222	225,867	29,129
Proceeds from the distribution reinvestment plan	14,657	4,501	66
Shares repurchased	(1,766)	(290)	—
Payment of offering costs	(33,741)	(24,305)	(5,155)
Proceeds from mortgages payable	240,951	183,415	—
Principal payments on mortgage payable	(48,254)	(21,172)	—
Proceeds from credit facility	48,000	10,000	—
Principal payments on credit facility	(55,000)	(3,000)	—
Proceeds from securities margin debt	15,281	1,644	—
Principal payments on securities margin debt	(15,495)	(137)	—
Payment of loan fees and deposits	(3,458)	(3,025)	(21)
Distributions paid	(23,641)	(7,031)	(96)
Distributions paid to noncontrolling interests	(107)	(94)	—
Restricted escrows	—	—	(79)
Due to related parties	—	—	1,429
Contributions from sponsor	—	2,889	96

Net cash flows provided by financing activities	445,649	369,262	25,369

Net increase in cash and cash equivalents	19,353	25,165	15,336
Cash and cash equivalents, at beginning of year	40,901	15,736	400

Cash and cash equivalents, at end of year	$60,254	$40,901	$15,736

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(continued)

	Years ended December 31,
	2011	2010	2009
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$83,797	$84,162	$2,500
Building and improvements	400,305	222,028	5,654
Construction in progress	—	372	—
Acquired in-place lease intangibles	59,168	58,585	2,000
Acquired above market lease intangibles	11,616	16,157	54
Acquired below market lease intangibles	(9,816)	(8,414)	(512)
Assumption of mortgage debt at acquisition	(85,528)	(21,951)	—
Non-cash mortgage premium, net	(1,358)	(280)	—
Tenant improvement payable	(123)	(26)	—
Deferred investment property acquisition obligations	(24,753)	(12,849)	—
Payments related to deferred investment property acquisition obligations	14,679	—	—
Accounts payable and accrued expenses	(327)	—	—
Other liabilities	(2,506)	(2,941)	(95)
Restricted escrows	2,800	758	—
Deferred costs	75	3	—
Accounts and rents receivable	364	246	—
Other assets	256	134	11
Accrued real estate taxes payable	(1,090)	(1,054)	—
Noncontrolling interest non-cash property contribution	—	(4,400)	—

Purchase of investment properties	$447,559	$330,530	$9,612

Cash paid for interest	$17,575	$3,854	$—

Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$2,911	$1,289	$116

Contributions from sponsor – forgiveness of debt	$1,500	$—	$—

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

At December 31, 2011, the Company owned 46 retail properties and two office properties collectively totaling 5,579,328 square feet and one multi-family property totaling 300 units. As of December 31, 2011, the portfolio had a weighted average physical occupancy and economic occupancy of 94.7% and 97.3%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing for certain vacant spaces, although it owns the entire property. The Company is not obligated to pay this contingent purchase price unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreement (note 13).

(2) Summary of Significant Accounting Policies

General

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and require management to make estimates and assumptions that

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

Each property is owned by a separate legal entity which maintains its own books and financial records and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Notes 9 and 13.

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

Restricted Cash and Escrows

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors in the amounts of $1,657 and $279 as of December 31, 2011 and 2010, respectively, relating to shares of the Company to be purchased by such investors, which settlement has not occurred as of the balance sheet date. Restricted escrows of $2,893 and $9,318 as of December 31, 2011 and 2010, respectively, primarily consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts (note 13).

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

Depreciation expense was $16,715, $3,312 and $17 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $3,000, $705 and $0 was recorded as a

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

reduction to rental income for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization pertaining to the below market lease value of $985, $249 and $3 was recorded as an increase to rental income for the years ended December 31, 2011, 2010 and 2009, respectively.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight line basis over the acquired leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $10,107, $2,302 and $12 for the years ended December 31, 2011, 2010 and 2009, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the weighted-average remaining lease term. As of December 31, 2011, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2011 and 2010.

	December 31,
	2011	2010
Intangible assets:
Acquired in-place lease value	$119,287	$60,585
Acquired above market lease value	27,563	16,212
Accumulated amortization	(15,394)	(3,019)

Acquired lease intangibles, net	$131,456	$73,778

Intangible liabilities:
Acquired below market lease value	$18,657	$8,926
Accumulated amortization	(1,152)	(252)

Acquired below market lease intangibles, net	$17,505	$8,674

As of December 31, 2011, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 13, 12 and 24 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2011 for each of the five succeeding years is as follows:

	In-place leases	Above market leases	Below market leases
2012	$11,101	$3,381	$1,106
2013	11,101	3,030	1,032
2014	11,101	2,570	1,017
2015	11,101	2,427	940
2016	10,606	2,281	860
Thereafter	52,323	10,434	12,550

Total	$107,333	$24,123	$17,505

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

During the years ended December 31, 2011, 2010 and 2009, the Company incurred no impairment charges.

Impairment of Marketable Securities

The Company assesses the investments in marketable securities for impairment. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary will result in an impairment to reduce the carrying amount to fair value using Level 1 and 2 inputs (note 6). The impairment will be charged to earnings and a new cost basis for the security will be established. To determine whether impairment is other-than-temporary, the Company considers whether they have the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The Company considers the following factors in evaluating our securities for impairments that are other than temporary:

•	declines in the REIT and overall stock market relative to our security positions;

•	the estimated net asset value (“NAV”) of the companies it invests in relative to their current market prices;

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

•

future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and duration of the decline in the value of the securities

During the years ended December 31, 2011, 2010 and 2009, the Company incurred no other-than-temporary impairment charges.

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

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting. Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations would be reflected as equity in income of unconsolidated entities on our consolidated statements of operations and other comprehensive income. Additionally, our net investment in the entities is reflected as investment in unconsolidated entities on the consolidated balance sheets.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(3) Acquisitions in 2011

Date Acquired	Property Name	Location	Property Segment	Square Footage	Approximate Purchase Price
1st Quarter
02/25/2011	Waxahachie Crossing	Waxahachie, TX	Retail	97,011	$15,500
03/09/2011	Village at Bay Park	Ashwaubenon, WI	Retail	180,758	16,697
03/11/2011	Northcrest Shopping Center (1)	Charlotte, NC	Retail	133,674	27,035
03/11/2011	Prattville Town Center (1)	Prattville, AL	Retail	168,914	26,949
03/25/2011	Landstown Commons	Virginia Beach, VA	Retail	409,747	91,164

2nd Quarter
04/14/2011	Silver Springs Pointe	Oklahoma City, OK	Retail	135,028	16,012
04/29/2011	Copps Grocery Store	Neenah, WI	Retail	61,065	6,236
04/29/2011	University Town Center (1)	Norman, OK	Retail	158,516	32,510
05/05/2011	Pick N Save Grocery Store	Burlington, WI	Retail	48,403	8,171
05/31/2011	Walgreens Portfolio (2)	Various, FL, GA & NC	Retail	85,974	26,637
06/01/2011	Perimeter Woods (1)	Charlotte, NC	Retail	303,353	53,986
06/17/2011	Draper Peaks (1)	Draper, UT	Retail	229,796	41,452
06/22/2011	Shoppes at Prairie Ridge (1)	Pleasant Prairie, WI	Retail	232,766	23,841
06/28/2011	Fairgrounds Crossing	Hot Springs, AR	Retail	155,127	24,471

3rd Quarter
08/18/2011	Mullins Crossing (1)	Evans, GA	Retail	297,168	38,250

4th Quarter
10/31/2011	Fox Point	Neenah, WI	Retail	171,121	18,242
12/07/2011	Harvest Square	Harvest, AL	Retail	70,600	12,350
12/21/2011	Palm Coast Landing	Palm Coast, FL	Retail	171,297	40,350
12/30/2011	Dollar General – Sycamore	Sycamore, AL	Retail	9,026	906

		Total		3,119,344	$520,759

(1)	There is an earnout component associated with this acquisition that is not included in the approximate purchase price (note 13).
(2)	The portfolio totaled three properties.

During the year ended December 31, 2011, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $520,759. The Company financed these acquisitions with net proceeds from the Offering and through the borrowing and loan assumptions of $326,479, secured by first mortgages on the properties and through the borrowing on the credit facility of $48,000.

The Company incurred $2,648, $1,953 and $50 during the years ended December 31, 2011, 2010 and 2009, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statements of operations and other comprehensive income and relate to both closed and potential transactions. These costs include third-party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates. The Company does not pay acquisition fees to its Business Manager or its affiliates.

For properties acquired during the year ended December 31, 2011, the Company recorded revenue of $29,418 and property net income of $835 not including expensed acquisition related costs.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2011. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 13)
Waxahachie Crossing	$1,752	$13,190	$1,849	$1,452	$—
Village at Bay Park	5,068	8,956	2,549	359	—
Northcrest Shopping Center	3,907	26,974	3,437	347	6,935
Prattville Town Center	2,463	23,553	3,783	472	2,379
Landstown Commons	9,751	68,167	14,363	1,147	—
Silver Springs Pointe	3,032	12,126	1,171	373	—
Copps Grocery Store	892	4,642	701	—	—
University Town Center	5,471	26,506	2,856	850	1,703
Pick N Save Grocery Store	923	5,993	1,255	—	—
Walgreens Portfolio	3,998	20,855	1,873	194	—
Perimeter Woods (1)	9,010	44,081	4,763	98	2,432
Draper Peaks (2)	11,144	28,566	7,680	1,531	4,407
Shoppes at Prairie Ridge	4,556	20,387	4,033	—	5,174
Fairgrounds Crossing	6,163	14,356	4,460	772	—
Mullins Crossing (3)	5,683	30,264	5,556	1,757	1,723
Fox Point	3,502	11,581	3,396	238	—
Harvest Square	2,317	8,529	1,391	25	—
Palm Coast Landing	3,950	31,002	5,554	201	—
Dollar General - Sycamore	215	577	114	—	—

Total	$83,797	$400,305	$70,784	$9,816	$24,753

(1)	The Company assumed a mortgage loan from the seller at the time of acquisition of $39,390 and recorded a mortgage premium of $1,588.
(2)	The Company assumed a mortgage loan from the seller at the time of acquisition of $23,905.
(3)	The Company assumed a mortgage loan from the seller at the time of acquisition of $22,233 and recorded a mortgage discount of $230.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2010. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 13)
Pleasant Hill Commons	$5,000	$5,200	$2,175	$—	$—
Regal Court	6,500	31,306	6,769	1,285	—
Draper Crossing (1)	8,500	11,665	4,034	270	434
Tradition Village Center	4,400	12,702	3,657	891	—
The Landing at Tradition	21,090	25,185	11,791	4,117	—
Temple Terrace (2)	3,500	825	316	241	—
Kohl’s at Calvine Pointe	3,437	9,263	8,780	—	—
Lake City Commons	1,584	7,570	1,401	15	—
Publix Shopping Center (3)	2,065	6,009	1,194	8	—
Kohl’s Bend River Promenade	5,440	7,765	3,796	—	—
Whispering Ridge	2,101	6,444	1,461	—	—
Siemens’ Building	4,426	9,880	5,811	—	—
The Crossings at Hillcroft	1,240	17,362	2,068	—	—
Bell Oaks Shopping Center	1,800	9,058	2,648	454	—
Colonial Square Town Center	4,900	19,360	10,976	201	7,432
Shops at Village Walk	1,644	7,840	3,274	113	1,898
Time Warner Cable Div. HQ	682	15,408	1,960	—	—
Lima Marketplace	4,765	12,452	1,928	819	3,085
Dollar General Portfolio	1,088	6,734	703	—	—

Total	$84,162	$222,028	$74,742	$8,414	$12,849

(1)	The Company assumed a mortgage loan from the seller at the time of acquisition of $14,984 and recorded a mortgage premium of $280.
(2)	Temple Terrace also included $372 in construction in progress and $4,400 in noncontrolling interests.
(3)	The Company assumed a mortgage loan from the seller at the time of acquisition of $7,278.

The following condensed pro forma consolidated financial statements for the years ended December 31, 2011 and 2010, include pro forma adjustments related to the acquisitions during 2011 considered material to the consolidated financial statements which were Northcrest Shopping Center, Prattville Town Center, Landstown Commons, University Town Center, Perimeter Woods, Draper Peaks, Shoppes at Prairie Ridge, Fairgrounds Crossing, Mullins Crossing and Palm Coast Landing, which are presented assuming the acquisitions had been consummated as of January 1, 2010. The condensed pro forma consolidated financial statements below also includes pro forma adjustments related to all acquisitions during 2010 except the Dollar General Portfolio as this acquisition is not material to the consolidated financial statements. The 2010 acquisitions are presented assuming the acquisitions had been consummated as of January 1, 2009.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

On a pro forma basis, the Company assumes the common shares outstanding as of the December 31, 2011 were outstanding as of January 1, 2010. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2011 and 2010 acquisitions had been consummated as of January 1, 2010 and 2009, respectively, nor does it purport to represent the results of operations for future periods.

	For the year ended December 31, 2011
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$72,115	$15,522	$87,637
Net loss attributable to common stockholders	$(2,279)	$(1,975)	$(4,254)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.05)		$(0.07)

Weighted average number of common shares outstanding, basic and diluted	42,105,681		58,431,177

	For the year ended December 31, 2010
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$18,198	$57,505	$75,703
Net loss attributable to common stockholders	$(1,743)	$(6,254)	$(7,997)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.13)		$(0.14)

Weighted average number of common shares outstanding, basic and diluted	13,671,936		58,431,177

(4) Operating Leases

Minimum lease payments to be received under operating leases including ground leases, and excluding the one multi-family property (lease terms of twelve-months or less) as of December 31, 2011 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2012	$72,900
2013	68,857
2014	63,434
2015	59,886
2016	56,472
Thereafter	417,417

Total	$738,966

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

			Investment at
Joint Venture	Description	Ownership %	December 31, 2011	December 31, 2010
Oak Property & Casualty LLC	Insurance Captive	25%	$231	$189

The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. For the years ended December 31, 2011 and 2010, the Company was allocated income of $105 and $1, respectively.

On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

(6) Investment in Marketable Securities

Investment in marketable securities of $17,903 and $5,810 at December 31, 2011 and 2010, respectively, consists of primarily preferred and common stock and corporate bond investments in other publicly traded REITs, and commercial mortgage backed securities which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company had net unrealized losses of $269 for

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

the year ended December 31, 2011, and net unrealized gains of $162 for the year ended December 31, 2010, which have been recorded as net other comprehensive income in the accompanying consolidated statements of operations and other comprehensive income.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis or first-in, first-out basis. For the years ended December 31, 2011 and 2010, the Company had realized gains of $365 and losses of $2, respectively, which has been recorded as realized gain (loss) on sale of marketable securities in the accompanying consolidated statements of operations and other comprehensive income.

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

(7) Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties approximates their fair values at December 31, 2011 and 2010 due to the short maturity of these instruments.

All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2 – “Fair Value Measurements.”

The following table presents the Company’s assets and liabilities, measured at fair value on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2011 and 2010:

	Level 1	Level 2	Level 3	Total
December 31, 2011
Asset – investment in marketable securities	$11,558	$6,345	$—	$17,903
Liability – interest rate swap	$—	$1,293	$—	$1,293

December 31, 2010
Asset – investment in marketable securities	$3,822	$1,988	$—	$5,810
Liability – interest rate swap	$—	$—	$—	$—

The valuation techniques used to measure fair value of the investment in marketable securities above was quoted prices from national stock exchanges and quoted prices from third party brokers for similar assets (note 6). The Company performs certain validation procedures such as verifying changes in security prices from one period to the next and verifying ending security prices on a test basis.

The valuation techniques used to measure the fair value of the interest rate swaps above in which the counterparties have high credit ratings, were derived from pricing models provided by a third party, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

data. The Company verifies the ending values provided by the third party to the values received on the counterparties statements for reasonableness. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves.

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $463,663 and $184,365 at December 31, 2011 and 2010, respectively, and its estimated fair value was $470,569 and $181,294 as of December 31, 2011 and 2010, respectively. The Company’s carrying amount of variable rate borrowings on the credit facility and securities margin payable approximates their fair values at December 31, 2011 and 2010.

(8) Transactions with Related Parties

The Company has an investment in an insurance captive entity with other REITs sponsored by our Sponsor. The entity is included in the Company’s disclosure of Unconsolidated Joint Venture (note 5) and is included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

As of December 31, 2011 and 2010, the Company owed a total of $1,909 and $4,139, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

At December 31, 2011 and 2010, the Company held $571 and $88 in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.

The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1 at December 31, 2011 and 2010, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the years ended December 31, 2011, 2010 and 2009.

		For the year ended December 31,			Unpaid amounts as of December 31,
		2011	2010	2009	2011	2010
General and administrative:
General and administrative reimbursement	(a)	$1,793	$1,173	$34	$730	$666
Loan servicing	(b)	98	17	—	—	—
Affiliate share purchase discounts	(c)	55	83	—	—	—
Investment advisor fee	(d)	106	37	—	13	37

Total general and administrative to related parties		$2,052	$1,310	$34	$743	$703

Offering costs	(e)(f)	$30,179	$22,009	$3,330	$126	$351
Organization costs	(f)	—	—	56	—	—
Acquisition related costs	(g)	961	568	23	316	239
Real estate management fees	(h)	3,124	776	—	—	—
Business management fee	(i)	1,000	603	—	—	603
Loan placement fees	(j)	418	261	—	—	—
Cost reimbursements	(k)	75	113	—	—	19
Sponsor noninterest bearing advances	(l)	(1,500)	—	—	724	2,224
Sponsor contributions to pay dividends	(l)	1,500	2,889	96	—	—

(a)	The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.
(b)	A related party of the Business Manager provides loan servicing to the Company for an annual fee equal to .03% of the first $1,000,000 of serviced loans and .01% for serviced loans over $1,000,000. These loan servicing fees are paid monthly and are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.
(c)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 55,203 shares and 83,239 shares to related parties for the years ended December 31, 2011 and 2010, respectively.
(d)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.
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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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
(f)	As of December 31, 2011, the Company had incurred $64,127 of offering costs including, $10,515 of issuer costs. Of the $64,127, $55,752 was paid or accrued to related parties, the majority of which was then reallowed to third party soliciting dealers. Pursuant to the terms of the Offering, issuer costs may not exceed 1.5% of the gross offering proceeds over the life of the Offering. In addition, the Business Manager has agreed to reimburse the Company all organization and offering expenses (including issuer costs, selling commissions and the marketing contribution) which together exceed 11.5% of gross offering proceeds over the life of the Offering. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Business Manager.
(g)	The Business Manager and its related parties are reimbursed for acquisition, dead deal and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets. These costs relate to both closed and potential transactions and include customary due diligence costs including time and travel expense reimbursements. Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and other comprehensive income. The Company does not pay acquisition fees to its Business Manager or its affiliates.
(h)	The real estate managers, entities owned principally by individuals who are related parties of the Business Manager, receive monthly real estate management fees up to 4.5% of gross operating income (as defined), for management and leasing services. Such costs are included in property operating expenses in the accompanying consolidated statements of operations and other comprehensive income.
(i)	Subject to satisfying the criteria described below, the Company pays the Business Manager a quarterly business management fee equal to a percentage of the Company’s “average invested assets” (as defined in the Offering prospectus dated September 29, 2011), calculated as follows:

(1)	if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 7% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.1875% of its “average invested assets” for that prior calendar quarter;
(2)	if the Company has declared distributions during the prior calendar quarter just ended, in an amount equal to or greater than an average 6% annualized distribution rate but less than 7% annualized distribution rate (assuming a share was purchased for $10.00), it will pay a fee equal to 0.1625% of its “average invested assets” for that prior calendar quarter;
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
(5)

Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time. This obligation to pay the accrued fee terminates if the Company acquires the Business Manager. For

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

the year ended December 31, 2011, the Business Manager was entitled to a business management fee in the amount equal to $4,807 of which $3,807 was permanently waived. In 2011, the Company paid the 2011 fee and the accrued amount at December 31, 2010 related to the 2010 fee.

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

(j)	The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan it places for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.
(k)	The Company reimburses a related party of the Business Manager for costs incurred for construction oversight provided to the Company relating to its joint venture redevelopment project. These reimbursements are paid monthly during the development period. These costs are capitalized and are included in construction in progress on the accompanying consolidated balance sheet.
(l)	As of December 31, 2011 and 2010, the Company owed $724 and $2,224, respectively to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of our Offering. These amounts are included in due to related parties on the accompanying consolidated balance sheets. On March 10, 2011, our Sponsor forgave $1,500 in liabilities related to non interest bearing advances that were previously funded to the Company to cover a portion of distributions paid related to the three months ended December 31, 2010. For U.S. GAAP purposes, this forgiveness of debt was treated as a capital contribution from our Sponsor who has not received, and will not receive, any additional shares of our common stock for making this contribution. No additional contributions were made during the year ended December 31, 2011. For the year ended December 31, 2010, the Sponsor contributed $2,889 to the Company to pay 2010 distributions to its stockholders. Our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. In addition, the Company has not used any of the Sponsor’s initial $200 contribution to fund distributions. There is no assurance that our Sponsor will continue to contribute monies to fund future distributions.

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the years ended December 31, 2011 and 2010.

As of December 31, 2011 and 2010, the Company had deposited cash of $3,171 and $3,640, respectively in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(9) Mortgages, Credit Facility, and Securities Margins Payable

As of December 31, 2011, the Company had the following mortgages payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at December 31, 2011 (a)	Notes
03/24/2012	Landstown Commons	Daily LIBOR + 3.00%	$50,140	(b)
09/01/2018	Perimeter Woods	6.02%	39,102	(d)
06/01/2015	The Landing at Tradition	4.25%	31,000	(c)
10/01/2015	Draper Peaks	5.74%	23,905	(d)
06/01/2015	Regal Court	5.30%	23,900
09/06/2016	Mullins Crossing	5.50%	22,112	(d)
06/01/2021	University Town Center	5.48%	18,690
01/01/2018	Colonial Square Town Center	5.50%	18,140	(e)
05/01/2021	Prattville Town Center	5.48%	15,930
05/01/2021	Northcrest Shopping Center	5.48%	15,780
10/06/2021	Fairgrounds Crossing	5.21%	13,453
06/22/2016	Shoppes at Prairie Ridge	30-Day LIBOR + 2.50%	13,359	(f)
10/01/2017	The Crossings at Hillcroft	3.88%	11,370
10/21/2016	Fox Point	30-Day LIBOR + 2.25%	10,837	(g)
09/01/2020	Kohl’s at Calvine Pointe	5.70%	10,500	(h)
10/01/2020	Siemens’ Building	5.06%	10,250
06/01/2015	Tradition Village Center	4.25%	9,500	(c)
11/05/2015	Kohl’s Bend River Promenade	30-Day LIBOR + 2.75%	9,350	(i)
06/01/2021	The Village at Bay Park	5.58%	9,183
11/01/2020	Time Warner Cable Div. HQ	5.18%	9,100
07/01/2021	Silver Springs	5.03%	8,800
04/01/2021	Lima Marketplace	5.80%	8,383
03/01/2021	Waxahachie Crossing	5.55%	7,750
05/10/2014	Publix Shopping Center	5.90%	7,071
01/01/2018	Shops at Village Walk	5.50%	6,860	(e)
06/01/2017	Pleasant Hill Commons	6.00%	6,800
01/01/2022	Harvest Square	4.65%	6,800
04/01/2021	Bell Oaks Shopping Center	5.59%	6,548
03/01/2015	Merrimack Village Center	6.50%	5,445
09/01/2020	Lake City Commons	5.70%	5,200	(h)
07/01/2021	Walgreens – Lake Mary Plaza	5.10%	5,080
09/01/2020	Whispering Ridge	5.70%	5,000	(h)
07/01/2021	Walgreens – Walgreens Plaza	5.30%	4,650
06/01/2041	Pick N Save Grocery Store	5.43%	4,490
07/01/2021	Walgreens – Heritage Square	5.10%	4,460
05/01/2041	Copps Grocery Store	5.43%	3,480

			$462,418

(a)	Principal balance does not include mortgage premium, net of $1,246.
(b)

The loan bears interest at a rate equal to daily LIBOR plus 3.00% (3.30% as of December 31, 2011). The Company extended the loan until September 25, 2013 on March 14, 2012. The Company has provided a partial

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

guarantee on this loan making it recourse for $25,000 of the unpaid principal and 100% of unpaid interest.
(c)	Each loan bears interest at a fixed rate equal to 4.25% until May 31, 2013, 4.50% from June 1, 2013 until May 31, 2014 and 5.00% from June 1, 2014 until June 1, 2015, the maturity date. Interest expense is recognized using the effective interest method based on an effective interest rate of approximately 4.44%. The Company has provided a partial guarantee on these loans making it recourse for 50% of the unpaid principal and 100% of unpaid interest.
(d)	Loan was assumed from the seller at the time of closing. The Company has provided a partial guarantee on the Mullins Crossing loan making it recourse for $2,200 of the unpaid principal and unpaid interest.
(e)	Loan is secured by cross-collateralized first mortgages on these two properties.
(f)	The loan bears interest at a rate equal to thirty-day LIBOR plus 2.50% (2.79% as of December 31, 2011). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreement section below.
(g)	The loan bears interest at a rate equal to thirty-day LIBOR plus 2.25% (2.54% as of December 31, 2011). On October 28, 2011, the Company entered into an interest rate swap related to this loan. See interest rate swap agreement section below
(h)	Mortgage payable is secured by cross-collateralized first mortgages on these three properties.
(i)	The loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% (3.02% as of December 31, 2011). On March 11, 2011, the Company entered into an interest rate swap related to this loan. See interest rate swap agreement section below.

The principal amount of our mortgage loans outstanding as of December 31, 2011 and 2010 was $462,418 and $184,193, respectively, and had a weighted average stated interest rate of 4.94% and 5.16% per annum, respectively. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2011, all of the mortgages were current in payments and the Company was in compliance with such covenants.

On November 1, 2010, we entered into a credit agreement (as amended the “Credit Facility”), under which we may borrow, on an unsecured basis, up to $50,000. We have the right, provided that no default has occurred and is continuing, to increase the facility amount up to $150,000 with approval from the lender. The entire unpaid principal balance of all borrowings under the credit facility and all accrued and unpaid interest thereon will be due and payable in full on October 31, 2012, which date may be extended to October 31, 2013 subject to satisfaction of certain conditions, including the payment of an extension fee. We have the right to terminate the facility at any time, upon one day’s notice and the repayment of all of its obligations there under. We may borrow at rates equal to (1) the sum of (a) LIBOR, with a floor of 1.00% per annum, divided by an amount equal to one minus the then-current reserve requirement, plus (b) 3.50% per annum (referred to herein as a “LIBOR advance”) or (2) the Base Rate (as defined herein), plus a margin equal to 2.50% per annum (referred to herein as a “Base Rate advance”). As used herein, “Base Rate” means, for any day, the highest of: (i) the prime rate for that day; (ii) 2.00% per annum; (iii) the sum of the Federal Funds Effective Rate for that day plus 0.50% per annum; and (iv) the sum of LIBOR plus 1.00% per annum. We generally will be required to make interest-only payments, except that we may be required to make partial principal payments if we are unable to comply with certain debt covenants set forth in the Credit Facility. We also may, from time to time, prepay all or part of any Base Rate advance without penalty or premium, and may prepay any LIBOR advance subject to indemnifying each lender for any loss or cost incurred by it resulting therefrom. The Credit Facility requires compliance with certain covenants which the Company was in compliance with at December 31, 2011. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

secured by a guaranty by certain of our material subsidiaries owning unencumbered properties. As of December 31, 2011 and 2010, the outstanding balance on the Credit Facility was $0 and $7,000, respectively. The interest rate at December 31, 2011 was 4.50% per annum.

The Company has purchased a portion of its marketable securities through margin accounts. As of December 31, 2011 and 2010, the Company has recorded a payable of $1,293 and $1,507, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of December 31, 2011 and 2010, the interest rate was 0.6% and 0.5% per annum, respectively. The securities margin payable is due upon the sale of the marketable securities.

The following table shows the scheduled maturities of mortgages payable, Credit Facility and securities margin payable as of December 31, 2011 and for the next five years and thereafter:

	Mortgages Payable (1) (2)	Securities Margin Payable	Total
2012	$6,349	$1,293	$7,642
2013	50,764	—	50,764
2014	7,234	—	7,234
2015	103,442	—	103,442
2016	45,007	—	45,007
Thereafter	249,622	—	249,622

Total	$462,418	$1,293	$463,711

(1)	Excludes mortgage premiums associated with debt assumed at acquisition of which a net premium of $1,246, net of accumulated amortization, is outstanding as of December 31, 2011.
(2)	Landstown Commons loan matures on March 24, 2012. On March 14, 2012, the Company extended the maturity date to September 25, 2013 which has been reflected in the table accordingly.

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

On October 28, 2011, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $10,837 and a maturity date of October 21, 2016 associated with the debt secured by a first mortgage on the Fox Point property. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 1.50% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 3.75%.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As these interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with corresponding offsets to accumulated other comprehensive income. The interest rate swaps have been and are expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedges is reported in other income/expense. As of December 31, 2011, the Company had less than $1 of ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from accumulated other comprehensive income to interest expense in the next twelve months total $484.

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$1,293	Other liabilities	$—

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2011	2010		2011	2010		2011	2010
Interest rate swaps	$(1,581)	$—	Interest Expense	$(288)	$—	Other Expense	$—	$—

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

The Company had no uncertain tax positions as of December 31, 2011 and 2010. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

December 31, 2011. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, returns for the calendar years 2008 and 2009 remain subject to examination by U.S. and various state and local tax jurisdictions.

(11) Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share. During the years ended December 31, 2011, 2010 and 2009, the Company declared cash distributions, totaling $25,263, $8,203 and $212, respectively.

(12) Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of December 31, 2011 and 2010, the Company did not have any dilutive common share equivalents outstanding.

(13) Commitments and Contingencies

As of December 31, 2011, the Company had outstanding commitments to fund approximately $7,566 into the Temple Terrace joint venture. The Company intends on funding these commitments with proceeds from the Offering.

The acquisition of ten of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from two to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments based on an estimate fair value at the date of acquisition using Level 3 inputs including lease-up period, market rents, probability of occupancy and discount rate.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Such amounts have been recorded as additional purchase price of those properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets as of December 31, 2011 and 2010. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and other comprehensive income. The Company records changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive income. The maximum potential payment was $30,023 at December 31, 2011. The table below presents the change in the Company’s earnout liability for the years ended December 31, 2011 and 2010.

	For the years ended December 31,
	2011	2010
Earnout liability – beginning of year	$12,904	$—
Increases:
Acquisitions	24,753	12,849
Amortization expense	2,141	55
Expensed to acquisition related costs	316	—
Decreases:
Earnout payments	(14,824)	—

Earnout liability – end of year	$25,290	$12,904

The Company has provided a partial guarantee on four loans of our subsidiaries. Two loans are recourse for 50% of the unpaid principal and 100% of unpaid interest. As of December 31, 2011, the outstanding principal balance on these two loans totaled $40,500 (note 9). One additional loan is recourse for $2,200 of unpaid principal and interest and another loan is recourse for a total of $25,000 of the unpaid principal and 100% of unpaid interest (note 9).

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

(14) Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the years ended December 31, 2011 and 2010. As the Company acquires additional properties in the future, we anticipate adding business segments and related disclosures when they become significant.

(15) Subsequent Events

The Company has evaluated events and transactions that have occurred subsequent to December 31, 2011 for potential recognition and disclosure in these consolidated financial statements.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2012 through the close of business on April 30, 2012. Distributions were declared in a

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

daily amount equal to $0.001639344 per share, which if paid each day for a 366-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•

In January 2012, total distributions declared for the month of December 2011 were paid in the amount equal to $2,911, of which $1,141 was paid in cash and $1,770 was reinvested through the Company’s DRP, resulting in the issuance of an additional 186,320 shares of common stock.

•

In February 2012, total distributions declared for the month of January 2012 were paid in the amount equal to $3,049, of which $1,204 was paid in cash and $1,845 was reinvested through the Company’s DRP, resulting in the issuance of an additional 194,194 shares of common stock.

•

In March 2012, total distributions declared for the month of February 2012 were paid in the amount equal to $3,030, of which $1,197 was paid in cash and $1,833 was reinvested through the Company’s DRP, resulting in the issuance of an additional 192,905 shares of common stock.

On January 5, 2012, the Company acquired a fee simple interest in a 20,707 square foot retail property known as Dollar General Market – Port St. Joe located in Port St. Joe, Florida. The Company purchased this property from an unaffiliated third party for approximately $3,590.

On January 27, 2012, the Company entered into a $22,550 loan secured by a first mortgage on Palm Coast Landing. This loan bears interest at a fixed rate equal to 5.00%, and matures on March 1, 2022.

On February 2, 2012, the Company entered into a $6,181 loan secured by cross-collateralized first mortgages on the entire Dollar General portfolio consisting of ten properties. This loan bears interest at a fixed rate equal to 5.25%, and matures on February 2, 2017.

As of March 1, 2011, our Company received proceeds from our Offering (including DRP), net of commissions, marketing contributions, and due diligence expense reimbursements, of approximately $595,962 and has issued approximately 66,077,645 shares of common stock.

On March 8, 2012, the Company acquired a fee simple interest in a 179,858 square foot retail property known as Hamilton Crossing located in Alcoa, Tennessee. The Company purchased this property from an unaffiliated third party for approximately $30,098.

On March 9, 2012, the Company acquired a fee simple interest in a 348,700 square foot retail property known as Shoppes at Branson Hills located in Branson, Missouri. The Company purchased this property from an unaffiliated third party for approximately $38,528 not including a contingent earnout component of $912. Additionally, the Company is under contract to purchase an additional 99,025 square feet contingent on assuming an existing mortgage payable of $12,149.

On March 9, 2012, the company acquired a fee simple interest in a 10,566 square foot Dollar General store located in Buffalo, New York. The Company purchased this property from an unaffiliated third party for approximately $1,350.

On March 14, 2012, the Company entered into a loan modification agreement on the first mortgage loan encumbering Landstown Commons. This modification extends the maturity date from March 24, 2012 to September 25, 2013 and reduces the interest rate from LIBOR plus 3.00% per annum to LIBOR plus 2.25% per annum. The principal amount of the loan is unchanged at $50,140.

For pro forma purposes, the effects of the acquisitions, which closed on or subsequent to March 8, 2012, have not been disclosed as the initial purchase price accounting was incomplete at the time the financial statements were issued.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(16) Quarterly Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2011 and 2010.

	2011
	Dec. 31	Sept. 30	June 30	March 31
Total income	$22,028	$21,334	$17,145	$11,608
Net income (loss) attributable to common stockholders	$302	$(940)	$(1,487)	$(154)
Net income (loss) attributable to common stockholders per common share, basic and diluted (1)	$0.01	$(0.02)	$(0.04)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted (1)	54,037,413	45,723,031	38,231,644	30,128,389

	2010
	Dec. 31	Sept. 30	June 30	March 31
Total income	$9,157	$6,248	$2,195	$598
Net loss attributable to common stockholders	$(606)	$(13)	$(731)	$(393)
Net loss attributable to common stockholders per common share, basic and diluted (1)	$(0.03)	$(0.00)	$(0.07)	$(0.08)
Weighted average number of common shares outstanding, basic and diluted (1)	23,020,342	16,634,721	10,128,231	4,987,095

(1)	Quarterly income per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(Dollars in thousands)

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Retail
MERRIMACK VILLAGE CENTER	5,445	2,500	5,654	56	2,500	5,710	8,210	419	2007	2009
Merrimack, NH
PLEASANT HILL COMMONS	6,800	5,000	5,200	38	5,000	5,238	10,238	369	2008	2010
Kissimmee, FL
REGAL COURT	23,900	6,500	31,306	45	6,500	31,351	37,851	1,946	2008	2010
Shreveport, LA
DRAPER CROSSING	—	8,500	11,665	284	8,500	11,949	20,449	698	2001	2010
Draper, UT
TRADITION VILLAGE CENTER	9,500	4,400	12,702	—	4,400	12,702	17,102	711	2006	2010
Port St. Lucie, FL
THE LANDING AT TRADITION	31,000	21,090	25,185	4	21,090	25,189	46,279	1,417	2007	2010
Port St. Lucie, FL
TEMPLE TERRACE	—	3,500	825	3,263	3,500	4,088	7,588	101	1969	2010
Temple Terrace, FL
KOHL’S AT CALVINE POINTE	10,500	3,437	9,263	—	3,437	9,263	12,700	553	2007	2010
Elk Grove, CA
LAKE CITY COMMONS	5,200	1,584	7,570	—	1,584	7,570	9,154	423	2008	2010
Lake City, FL
PUBLIX SHOPPING CENTER	7,071	2,065	6,009	—	2,065	6,009	8,074	318	2003	2010
St. Cloud, FL
KOHL’S BEND RIVER PROMENADE	9,350	5,440	7,765	—	5,440	7,765	13,205	396	2009	2010
Bend, OR
WHISPERING RIDGE	5,000	2,101	6,445	—	2,101	6,445	8,546	304	2008	2010
Omaha, NE
BELL OAKS SHOPPING CENTER	6,548	1,800	9,058	—	1,800	9,058	10,858	396	2008	2010
Newburgh, IN
COLONIAL SQUARE TOWN CENTER	18,140	4,900	19,360	—	4,900	19,360	24,260	870	2010	2010
Fort Myers, FL
SHOPS AT VILLAGE WALK	6,860	1,645	7,840	—	1,645	7,840	9,485	326	2009	2010
Fort Myers, FL
LIMA MARKETPLACE	8,383	4,765	12,452	2	4,765	12,454	17,219	460	2008	2010
Fort Wayne, IN
DOLLAR GENERAL - ARITON	—	35	704	—	35	704	739	25	2010	2010
Ariton, AL
DOLLAR GENERAL - COLLINS	—	142	720	—	142	720	862	25	2010	2010
Collins, GA

		Initial Cost (A)			Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
DOLLAR GENERAL - DECATUR	—	171	676	—	171	676	847	25	2010	2010
Decatur, AL
DOLLAR GENERAL - DUBLIN	—	258	876	—	258	876	1,134	32	2010	2010
Dublin, GA
DOLLAR GENERAL - DUNCANVILLE	—	78	733	—	78	733	811	27	2010	2010
Duncanville, AL
DOLLAR GENERAL - EXCEL	—	49	810	—	49	810	859	28	2010	2010
Frisco City, AL
DOLLAR GENERAL - LAGRANGE	—	197	838	—	197	838	1,035	31	2011	2010
LaGrange, GA
DOLLAR GENERAL - MILLEDGEVILLE	—	139	650	—	139	650	789	23	2010	2010
Milledgeville, GA
DOLLAR GENERAL - URIAH	—	19	727	—	19	727	746	26	2010	2010
Uriah, AL
WAXAHACHIE CROSSING	7,750	1,752	13,190	—	1,752	13,190	14,942	405	2010	2011
Waxahachie, TX
VILLAGE AT BAY PARK	9,183	5,068	8,956	4	5,068	8,960	14,028	280	2005	2011
Ashwaubenon, WI
NORTHCREST SHOPPING CENTER	15,780	3,907	26,974	—	3,907	26,974	30,881	791	2008	2011
Charlotte, NC
PRATTVILLE TOWN CENTER	15,930	2,463	23,553	—	2,463	23,553	26,016	692	2007	2011
Prattville, AL
LANDSTOWN COMMONS	50,140	9,751	68,167	80	9,751	68,247	77,998	1809	2007	2011
Virginia Beach, VA
SILVER SPRINGS POINTE	8,800	3,032	12,126	—	3,032	12,126	15,158	335	2001	2011
Oklahoma City, OK
COPPS GROCERY STORE	3,480	892	4,642	—	892	4,642	5,534	115	2000	2011
Neenah, WI
UNIVERSITY TOWN CENTER	18,690	5,471	26,506	—	5,471	26,506	31,977	652	2009	2011
Norman, OK
PICK N SAVE GROCERY STORE	4,490	923	5,993	—	923	5,993	6,916	149	2009	2011
Burlington, WI
WALGREENS - LAKE MARY	5,080	1,743	7,031	—	1,743	7,031	8,774	151	2009	2011
Lake Mary, FL
WALGREENS PLAZA	4,650	1,031	7,320	—	1,031	7,320	8,351	158	2010	2011
Jacksonville, NC
WALGREENS - HERITAGE SQUARE	4,460	1,224	6,504	—	1,224	6,504	7,728	140	2010	2011
Conyers, GA
PERIMETER WOODS	40,562	9,010	44,081	—	9,010	44,081	53,091	905	2008	2011
Charlotte, NC
DRAPER PEAKS	23,905	11,144	28,566	—	11,144	28,566	39,710	534	2007	2011
Draper, UT

	Encumbrance	Initial Cost (A)			Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
SHOPPES AT PRAIRIE RIDGE	13,359	4,556	20,388	—	4,556	20,388	24,944	381	2009	2011
Pleasant Prairie, WI
FAIRGROUNDS CROSSING	13,453	6,163	14,356	—	6,163	14,356	20,519	270	2011	2011
Hot Springs, AR
MULLINS CROSSING	21,898	5,683	30,263	—	5,683	30,263	35,946	355	2005	2011
Evans, GA
FOX POINT	10,837	3,502	11,581	20	3,502	11,601	15,103	109	2008	2011
Neenah, WI
HARVEST SQUARE	6,800	2,317	8,529	—	2,317	8,529	10,846	26	2008	2011
Harvest, AL
PALM COAST LANDING	—	3,950	31,002	—	3,950	31,002	34,952	—	2010	2011
Palm Coast, FL
DOLLAR GENERAL - SYCAMORE	—	215	577	—	215	577	792	—	2011	2011
Sycamore, AL
Office
SIEMENS’ BUILDING	10,250	4,426	9,880	405	4,426	10,285	14,711	484	2009	2010
Buffalo Grove, IL
TIME WARNER CABLE DIVISION HQ	9,100	682	15,408	—	682	15,408	16,090	588	2000	2010
East Syracuse, NY
Multi-Family
THE CROSSINGS AT HILLCROFT	11,370	1,240	17,362	—	1,240	17,362	18,602	764	2007	2010
Houston, TX

TOTAL (G):	463,664	170,460	627,988	4,201	170,460	632,189	802,649	20,042

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Schedule III (continued)

Real Estate and Accumulated Depreciation

(Dollars in thousands)

December 31, 2011

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property, including estimated earnouts and other amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2011 for federal income tax purposes was approximately $910,405 (unaudited).

(C)	Does not include construction in progress.

(D)	Reconciliation of real estate owned:

	Year ended December 31,
	2011	2010
Balance at beginning of period	$314,344	$8,154
Acquisitions	484,101	306,190
Improvements	4,201	—

Balance at close of period	$802,646	$314,344

(E)	Reconciliation of accumulated depreciation:

	Year ended December 31,
	2011	2010
Balance at beginning of period	$3,329	$17
Depreciation expense	16,715	3,312

Balance at close of period	$20,044	$3,329

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15 – 30 years
Tenant improvements	Shorter of life of asset or term of the lease

(G)	Amounts in this table may not tie to the total due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of December 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2011, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2012 annual meeting of stockholders which we anticipate filing with the SEC no later than April 29, 2012, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at http://www.inlanddiversified.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11. Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2012 annual meeting of stockholders which we anticipate filing with the SEC no later than April 29, 2012, and is incorporated by reference into this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2012 annual meeting of stockholders which we anticipate filing with the SEC no later than April 29, 2012 and is incorporated by reference into this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2012 annual meeting of stockholders which we anticipate filing with the SEC no later than April 29, 2012 and is incorporated by reference into this Item 13.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2012 annual meeting of stockholders which we anticipate filing with the SEC no later than April 29, 2012, and is incorporated by reference into this Item 14.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:

(1)	Financial Statements:

Report	of Independent Registered Public Accounting Firm

The	consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial	statement schedule for the year ended December 31, 2011 is submitted herewith.

Real	Estate and Accumulated Depreciation (Schedule III)

(3)	Exhibits:

The	list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)	Exhibits:

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus
BY:	Barry L. Lazarus
President and principal executive officer
Date:	March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Robert D. Parks Robert D. Parks	Director and chairman of the board	March 15, 2012
Name:

By:	/s/ Barry L. Lazarus Barry L. Lazarus	Director and president (principal executive officer)	March 15, 2012
Name:

By:	/s/ Steven T. Hippel Steven T. Hippel	Treasurer and chief accounting officer (principal financial officer)	March 15, 2012
Name:

By:	/s/ Brenda G. Gujral Brenda G. Gujral	Director	March 15, 2012
Name:

By:	/s/ Lee A. Daniels Lee A. Daniels	Director	March 15, 2012
Name:

By:	/s/ Heidi N. Lawton Heidi N. Lawton	Director	March 15, 2012
Name:

By:	/s/ Gerald W. Grupe Gerald W. Grupe	Director	March 15, 2012
Name:

By:	/s/ Charles H. Wurtzebach Charles H. Wurtzebach	Director	March 15, 2012
Name:

Exhibit Index

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2	Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.2	Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2010 (file number 333-153356))

4.3	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1	Amended and Restated Business Management Agreement, effective as of September 8, 2011, by and among Inland Diversified Real Estate Trust, Inc., Inland Diversified Business Manager & Advisor, Inc. and Inland Real Estate Investment Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

10.2	Amended and Restated Master Real Estate Management Agreement, effective as of September 8, 2011, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Real Estate Services LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

10.3	Amended and Restated Master Real Estate Management Agreement, effective as of September 8, 2011, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Asset Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

10.4	Amended and Restated Master Real Estate Management Agreement, effective as of September 8, 2011, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Leasing Services LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

10.5	Amended and Restated Master Real Estate Management Agreement, effective as of September 8, 2011, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Development Services LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

10.6	Purchase and Sale Agreement, dated as of December 23, 2010, by and between Prattcenter, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of January 24, 2011, the Second Amendment, dated as of February 4, 2011, the Third Amendment, dated as of February 14, 2011, the Fourth Amendment, dated as of March 1, 2011, the Fifth Amendment, dated as of March 10, 2011, the Sixth Amendment, dated as of March 10, 2011 and the Seventh Amendment, dated as of March 10, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.7	Assignment, dated as of March 11, 2011, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Prattville Legends, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.8	Assignment and Assumption of Leases, dated as of March 11, 2011, by and between Prattcenter, LLC and Inland Diversified Prattville Legends, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.9	Earnout Agreement, dated as of March 11, 2011, by and between Prattcenter, LLC and Inland Diversified Prattville Legends, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.10	Post Closing and Indemnity Agreement, dated as of March 11, 2011, by and between Prattcenter, LLC and Inland Diversified Prattville Legends, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.11	Purchase and Sale Agreement, dated as of December 23, 2010, by and between Reames Investors, L.L.C. and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of February 14, 2011, the Second Amendment, dated as of March 1, 2011, the Third Amendment, dated as of March 4, 2011, the Fourth Amendment, dated as of March 8, 2011 and the Fifth Amendment, dated as of March 10, 2011 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.12	Assignment, dated as of March 11, 2011, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Charlotte Northcrest, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.13	Assignment and Assumption of Leases, dated as of March 11, 2011, by and between Reames Investors, L.L.C. and Inland Diversified Charlotte Northcrest, L.L.C. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.14	Earnout Agreement, dated as of March 11, 2011, by and between Reams Investors, L.L.C. and Inland Diversified Charlotte Northcrest, L.L.C. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.15	Post Closing and Indemnity Agreement, dated as of March 11, 2011, by and between Reams Investors, L.L.C. and Inland Diversified Charlotte Northcrest, L.L.C. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.16	First Amendment to Credit Agreement, dated as of March 15, 2011, by and among Inland Diversified Real Estate Trust, Inc., Key Bank National Association as administrative agent and the several banks, financial institutions and other entities that may from time to time become parties thereto, as lenders (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011)

10.17	Agreement of Purchase and Sale of Shopping Center, dated as of November 18, 2010, by and between Mountain Ventures Virginia Beach, L.L.C. and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of January 18, 2011, the Second Amendment, dated as of January 28, 2011, the Third Amendment, dated as of February 3, 2011, the Fourth Amendment, dated as of February 10, 2011, the Fifth Amendment, dated as of February 17, 2011, the Sixth Amendment, dated as of March 10, 2011 and the Seventh Amendment, dated as of March 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.18	Assignment, dated as of March 25, 2011, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Virginia Beach Landstown, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.19	Assignment of Leases, dated as of March 25, 2011, by Mountain Ventures Virginia Beach, L.L.C. for the benefit of Inland Diversified Virginia Beach Landstown, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.20	Post Closing Agreement, dated as of March 25, 2011, by and between Mountain Ventures Virginia Beach, L.L.C. and Inland Diversified Virginia Beach Landstown, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.21	Term Loan Agreement, dated as of March 25, 2011, by and between Inland Diversified Virginia Beach Landstown, L.L.C., as borrower, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.22	Promissory Note, dated as of March 25, 2011, by Inland Diversified Virginia Beach Landstown, L.L.C. for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.23	Guaranty Agreement, dated as of March 25, 2011, by Inland Diversified Real Estate Trust, Inc. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.24	Environmental Indemnification and Release Agreement, dated as of March 25, 2011, by and between Inland Diversified Virginia Beach Landstown, L.L.C. and Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.25	Purchase and Sale Agreement, dated as of December 23, 2010, by and between UTC I, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of January 24, 2011, the Second Amendment, dated as of February 4, 2011, the Third Amendment, dated as of February 14, 2011, the Fourth Amendment, dated as of March 1, 2011, the Fifth Amendment, dated as of March 4, 2011, the Sixth Amendment, dated as of March 8, 2011, the Seventh Amendment, dated as of March 10, 2011, the Eighth Amendment, dated as of March 24, 2011, the Ninth Amendment, dated as of April 15, 2011 and the Tenth Amendment, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.26	Assignment, dated as of April 29, 2011, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Norman University, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.27	Assignment and Assumption of Leases, dated as of April 29, 2011, by UTC I, LLC for the benefit of Inland Diversified Norman University, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.28	Post Closing and Indemnity Agreement, dated as of April 29, 2011, by and between UTC I, LLC and Inland Diversified Norman University, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.29	Loan Agreement, dated as of April 29, 2011, by and between Inland Diversified Prattville Legends, L.L.C., as borrower, and JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.30	Promissory Note, dated as of April 29, 2011, by Inland Diversified Prattville Legends, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.31	Guaranty Agreement, dated as of April 29, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.32	Environmental Indemnification Agreement, dated as of April 29, 2011, by and between Inland Diversified Prattville Legends, L.L.C. and Inland Diversified Real Estate Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.33	Loan Agreement, dated as of April 29, 2011, by and between Inland Diversified Charlotte Northcrest, L.L.C., as borrower, and JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.34	Promissory Note, dated as of April 29, 2011, by Inland Diversified Charlotte Northcrest, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.35	Guaranty Agreement, dated as of April 29, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.36	Environmental Indemnification Agreement, dated as of April 29, 2011, by and between Inland Diversified Charlotte Northcrest, L.L.C. and Inland Diversified Real Estate Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.37	Loan Agreement, dated as of May 19, 2011, by and between Inland Diversified Norman University, L.L.C., as borrower, and JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 25, 2011)

10.38	Promissory Note, dated as of May 19, 2011, by Inland Diversified Norman University, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 25, 2011)

10.39	Guaranty Agreement, dated as of May 19, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 25, 2011)

10.40	Environmental Indemnification Agreement, dated as of May 19, 2011, by and between Inland Diversified Norman University, L.L.C. and Inland Diversified Real Estate Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 25, 2011)

10.41	Purchase and Sale Agreement, dated as of December 23, 2010, by and between Perimeter Woods Retail SAE, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of January 24, 2011, the Second Amendment, dated as of February 4, 2011, the Third Amendment, dated as of February 14, 2011, the Fourth Amendment, dated as of March 1, 2011, the Fifth Amendment, dated as of March 4, 2011, the Sixth Amendment, dated as of March 8, 2011, the Seventh Amendment, dated as of March 10, 2011 and the Eighth Amendment, dated as of May 12, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.42	Assignment, dated as of June 1, 2011, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Charlotte Perimeter Woods, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.43	Assignment and Assumption of Leases, dated as of June 1, 2011, by Perimeter Woods Retail SAE, LLC for the benefit of Inland Diversified Charlotte Perimeter Woods, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.44	Post Closing and Indemnity Agreement, dated as of June 1, 2011, by and between Perimeter Woods Retail SAE, LLC and Inland Diversified Charlotte Perimeter Woods, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.45	Loan Assumption Agreement, dated as of June 1, 2011, by and between Inland Diversified Charlotte Perimeter Woods, L.L.C., as borrower, and Jackson National Life Insurance Company, as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.46	Assumption and Modification Agreement, dated as of June 1, 2011, by Inland Diversified Charlotte Perimeter Woods, L.L.C. for the benefit of Jackson National Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.47	Indemnification Agreement, dated as of June 1, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of Jackson National Life Insurance Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.48	Environmental Indemnity Agreement, dated as of June 1, 2011, by and between Inland Diversified Charlotte Perimeter Woods, L.L.C. and Inland Diversified Real Estate Trust, Inc., as Indemnitor, in favor of Jackson National Life Insurance Company (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.49	Letter Agreement, dated as of April 27, 2010, by and between Draper Peaks, L.L.C. and Inland Real Estate Acquisitions, Inc., as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2011)

10.50	Assignment, dated as of June 17, 2011, by and between Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Draper Peaks, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2011)

10.51	Assignment of Leases, dated as of June 17, 2011, by and between Draper Peaks, L.L.C. for the benefit of Inland Diversified Draper Peaks, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2011)

10.52	Guaranty, dated as of June 17, 2011, by and between Draper Peaks, L.L.C. and Inland Diversified Draper Peaks, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2011)

10.53	Purchase and Sale Agreement, dated as of December 23, 2010, by and among Mullins Crossing, LLC and Mullins Crossing Out Parcels, LLC and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of January 25, 2011, the Second Amendment, dated as of February 4, 2011, the Third Amendment, dated as of February 14, 2011, the Fourth Amendment, dated as of March 1, 2011, the Fifth Amendment, dated as of March 4, 2011, the Sixth Amendment, dated as of March 8, 2011, the Seventh Amendment, dated as of March 10, 2011, the Eighth Amendment, dated as of May 11, 2011, the Ninth Amendment, dated as of June 8, 2011, the Tenth Amendment, dated as of June 29, 2011, the Eleventh Amendment, dated as of July 14, 2011, the Twelfth Amendment, dated as of August 1, 2011, the Thirteenth Amendment, dated as of August 15, 2011, the Fourteenth Amendment, dated as of August 18, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.54	Assignment, dated as of August 18, 2011, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Evans Mullins Outlots, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.55	Assignment, dated as of August 18, 2011, by Inland Real Estate Acquisitions, Inc. to and for the benefit of Inland Diversified Evans Mullins, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.56	Assignment and Assumption of Leases, dated as of August 18, 2011, by Mullins Crossing Out Parcels, LLC to Inland Diversified Evans Mullins Outlots, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.57	Assignment and Assumption of Leases, dated as of August 18, 2011, by Mullins Crossing, LLC to Inland Diversified Evans Mullins, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.58	Post Closing and Indemnity Agreement, dated as of August 18, 2011, by and among Inland Diversified Evans Mullins, L.L.C. and Inland Diversified Evans Mullins Outlots, L.L.C. and Mullins Crossing, LLC and Mullins Crossing Out Parcels, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.59	Assumption Agreement, dated as of August 18, 2011, by and among U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., in its capacity as Trustee, Successor to Wells Fargo Bank, N.A., in its capacity as Trustee, for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates Series 2006 GG8, as Noteholder, Mullins Crossing, LLC, as Borrower, Inland Diversified Evans Mullins, L.L.C., as Assumptor, and Inland Diversified Real Estate Trust, Inc., as New Guarantor (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.60	Limited Payment Guaranty, dated as of August 18, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., in its capacity as Trustee, Successor to Wells Fargo Bank, N.A., in its capacity as Trustee, for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates Series 2006 GG8, its Successors and Assigns (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.61	Guaranty of Recourse Obligations, dated as of August 18, 2011, by Inland Diversified Real Estate Trust, Inc. in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., in its capacity as Trustee, Successor to Wells Fargo Bank, N.A., in its capacity as Trustee, for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates Series 2006 GG8 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.62	Environmental and Hazardous Substance Indemnification Agreement, dated as of August 18, 2011, by and between Inland Diversified Evans Mullins, L.L.C. and Inland Diversified Real Estate Trust, Inc., collectively, the Indemnitor, to and for the benefit of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., in its capacity as Trustee, Successor to Wells Fargo Bank, N.A., in its capacity as Trustee, for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates Series 2006 GG8 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

21.1	Subsidiaries of the Registrant*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	First Amendment to the Amended and Restated Share Repurchase Program of Inland Diversified Real Estate Trust, Inc., effective November 1, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (1)

*	Filed as part of this Annual Report on Form 10-K.

(1)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.