Form 10-Q
period 2012-03-31
Inland Diversified Real Estate Trust, Inc.
filed 2012-05-14
CIK 1438897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Yes ☐    No☑

As of May 3, 2012, there were 78,644,044 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

i

Item 1. Financial Statements

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

Assets	March 31, 2012 (unaudited)	December 31, 2011

Investment properties (note 3):
Land	$206,184	$170,459
Building and improvements	740,076	632,187
Construction in progress	38	69

Total	946,298	802,715
Less accumulated depreciation	(25,993)	(20,044)

Net investment properties	920,305	782,671
Cash and cash equivalents	97,637	60,254
Restricted cash and escrows (note 2)	5,924	4,550
Investment in marketable securities (note 6)	31,560	17,903
Investment in unconsolidated entities (notes 5 and 8)	241	232
Accounts and rents receivable (net of allowance of $615 and $479, respectively)	6,117	5,639
Acquired lease intangibles, net (note 2)	150,321	131,456
Deferred costs, net	4,885	5,390
Other assets	2,806	2,291

Total assets	$1,219,796	$1,010,386

Liabilities and Equity
Mortgages, credit facility and securities margin payable (note 9)	$550,823	$464,956
Accrued offering expenses	208	211
Accounts payable and accrued expenses	2,867	2,717
Distributions payable	3,494	2,911
Accrued real estate taxes payable	3,636	2,684
Deferred investment property acquisition obligations (note 13)	32,796	25,290
Other liabilities	6,912	6,553
Acquired below market lease intangibles, net (note 2)	23,763	17,505
Due to related parties (note 8)	1,903	1,909

Total liabilities	626,402	524,736

Commitments and contingencies

Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 2,460,000,000 shares authorized, 71,450,414 and 58,431,177 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	71	58
Additional paid in capital, net of offering costs of $76,951 and $64,127 as of March 31, 2012 and December 31, 2011, respectively	637,651	521,025
Accumulated distributions and net loss	(47,302)	(38,067)
Accumulated other comprehensive loss	(803)	(1,763)

Total Company stockholders’ equity	589,617	481,253
Noncontrolling interests	3,777	4,397

Total equity	593,394	485,650

Total liabilities and equity	$1,219,796	$1,010,386

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Income

(Dollars in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2012	2011
Income:
Rental income	$19,563	$8,921
Tenant recovery income	3,963	2,376
Other property income	679	311

Total income	24,205	11,608

Expenses:
General and administrative expenses	967	477
Acquisition related costs	435	756
Property operating expenses	4,181	2,097
Real estate taxes	2,723	1,496
Depreciation and amortization	9,373	4,246
Business management fee-related party (note 8)	—	—

Total expenses	17,679	9,072

Operating income	6,526	2,536
Interest and dividend income	387	133
Realized loss on sale of marketable securities	—	(4)
Interest expense	(6,574)	(2,711)
Equity in income (loss) of unconsolidated entities	9	(47)

Net income (loss)	348	(93)
Less: net income attributable to noncontrolling interests	(10)	(61)

Net income (loss) attributable to common stockholders	$338	$(154)

Net income (loss) attributable to common stockholders per common share, basic and diluted (note 12)	$0.01	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	64,164,709	30,128,389

Comprehensive income:
Net income (loss)	$348	$(93)
Other comprehensive income:
Unrealized gain on marketable securities	947	168
Unrealized gain (loss) on derivatives	13	(23)
Loss reclassified into earnings from other comprehensive income on the sale of marketable securities	—	4

Comprehensive income	1,308	56
Less: comprehensive income attributable to noncontrolling interests	(10)	(61)

Comprehensive income attributable to common stockholders	$1,298	$(5)

See accompanying notes to consolidated financial statements.

Inland Diversified Real Estate Trust, Inc.

Consolidated Statement of Equity

For the three months ended March 31, 2012

(Dollars in thousands)

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2011	58,431,177	$58	$521,025	$(38,067)	$(1,763)	$4,397	$485,650
Distributions declared	—	—	—	(9,573)	—	—	(9,573)
Distributions paid to noncontrolling interests	—	—	—	—	—	(630)	(630)
Proceeds from offering	12,619,413	12	125,600	—	—	—	125,612
Offering costs	—	—	(12,824)	—	—	—	(12,824)
Proceeds from distribution reinvestment plan	573,420	1	5,447	—	—	—	5,448
Shares repurchased	(173,596)	—	(1,660)	—	—	—	(1,660)
Discounts on shares issued to affiliates (note 8)	—	—	63	—	—	—	63
Unrealized gain on marketable securities	—	—	—	—	947	—	947
Unrealized gain on derivatives	—	—	—	—	13	—	13
Net income	—	—	—	338	—	10	348

Balance at March 31, 2012	71,450,414	$71	$637,651	$(47,302)	$(803)	$3,777	$593,394

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operations:
Net income (loss)	$348	$(93)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,373	4,246
Amortization of debt premium and financing costs	310	109
Amortization of acquired above market leases	976	455
Amortization of acquired below market leases	(295)	(147)
Straight-line rental income	(545)	(338)
Equity in (income) loss of unconsolidated entities	(9)	47
Discount on shares issued to affiliates	63	24
Payment of leasing fees	(30)	(22)
Realized loss on sale of marketable securities	—	4
Changes in assets and liabilities:
Restricted escrows	(41)	(134)
Accounts and rents receivable, net	122	(586)
Other assets	(448)	164
Accounts payable and accrued expenses	255	336
Accrued real estate taxes payable	834	1,035
Other liabilities	(261)	(369)
Due to related parties	(91)	104

Net cash flows provided by operating activities	10,561	4,835

Cash flows from investing activities:
Purchase of investment properties	(151,593)	(175,652)
Capital expenditures and tenant improvements	(207)	(389)
Purchase of marketable securities	(12,711)	(1,553)
Sale of marketable securities	—	102
Restricted escrows	(1,758)	(4)
Investment in unconsolidated entities	—	63

Net cash flows used in investing activities	(166,269)	(177,433)

Cash flows from financing activities:
Proceeds from offering	125,612	79,621
Proceeds from the distribution reinvestment plan	5,448	2,562
Shares repurchased	(1,660)	(228)
Payment of offering costs	(12,776)	(8,375)
Proceeds from mortgages payable	73,731	84,508
Principal payments on mortgage payable	(286)	(105)
Proceeds from credit facility	—	21,000
Principal payments on credit facility	—	(7,000)
Proceeds from securities margin debt	12,728	1,558
Principal payments on securities margin debt	(263)	(193)
Refund (payment) of loan fees and deposits	177	(2,173)
Distributions paid	(8,990)	(4,074)
Distributions paid to noncontrolling interests	(630)	—

Net cash flows provided by financing activities	193,091	167,101

Net increase (decrease) in cash and cash equivalents	37,383	(5,497)
Cash and cash equivalents, at beginning of period	60,254	40,901

Cash and cash equivalents, at end of period	$97,637	$35,404

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(continued)

(unaudited)

	Three months ended March 31,
	2012	2011
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:

Land	$35,725	$22,941
Building and improvements	107,761	140,920
Acquired in-place lease intangibles	19,302	19,829
Acquired above market lease intangibles	3,539	6,152
Acquired below market lease intangibles	(6,552)	(3,776)
Tenant improvement payable	(5)	(12)
Deferred investment property acquisition obligations	(8,652)	(9,314)
Payments related to deferred investment property acquisition obligations	1,204	—
Other liabilities	(697)	(869)
Accounts and rents receivable	54	—
Other assets	32	29
Accrued real estate taxes payable	(118)	(248)

Purchase of investment properties	$151,593	$175,652

Cash paid for interest	$6,091	$2,176

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$3,494	$1,672

Contributions from sponsor—forgiveness of debt	$—	$1,500

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2011, which are included in the Company’s 2011 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

(1) Organization

Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was formed on June 30, 2008 (inception) to acquire and develop a diversified portfolio of commercial real estate investments located in the United States and Canada. The Company has entered into a Business Management Agreement (the “Agreement”) with Inland Diversified Business Manager & Advisor, Inc. (the “Business Manager”), to be the Business Manager to the Company. The Business Manager is a related party to our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”). In addition, Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group, Inc. (collectively, the “Real Estate Managers”), serve as the Company’s real estate managers. The Company is authorized to sell up to 500,000,000 shares of common stock (“Shares”) at $10.00 each in an initial public offering (the “Offering”) which commenced on August 24, 2009 and up to 50,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”). The Company will close the “best efforts” offering to new investors on August 23, 2012.

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

At March 31, 2012, the Company owned 52 retail properties and two office properties collectively totaling 6.6 million square feet and one multi-family property totaling 300 units. As of March 31, 2012, the portfolio had

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

a weighted average physical occupancy and economic occupancy of 95.1% and 97.4%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing for certain vacant spaces, although it owns the entire property. The Company is not obligated to pay this contingent purchase price unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreement (note 13).

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

Restricted Cash and Escrows

Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors in the amounts of $1,233 and $1,657 as of March 31, 2012 and December 31, 2011, respectively, relating to shares of the Company to be purchased by such investors, which settlement has not occurred as of the balance sheet date. Restricted escrows of $4,691 and $2,893 as of March 31, 2012 and December 31, 2011, respectively, primarily consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts (note 13).

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

(unaudited)

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

Depreciation expense was $5,949 and $2,315 for the three months ended March 31, 2012 and 2011, respectively.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $976 and $455 was recorded as a reduction to rental income for three months ended March 31, 2012 and 2011, respectively. Amortization pertaining to the below market lease value of $295 and $147 was recorded as an increase to rental income for three months ended March 31, 2012 and 2011, respectively.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight line basis over the acquired leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $2,999 and $1,831 for three months ended March 31, 2012 and 2011, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the weighted-average remaining lease term. As of March 31, 2012, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Intangible assets:
Acquired in-place lease value	$138,428	$119,287
Acquired above market lease value	30,984	27,563
Accumulated amortization	(19,091)	(15,394)

Acquired lease intangibles, net	$150,321	$131,456

Intangible liabilities:
Acquired below market lease value	$25,209	$18,657
Accumulated amortization	(1,446)	(1,152)

Acquired below market lease intangibles, net	$23,763	$17,505

As of March 31, 2012, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 13, 11 and 23 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2012 for each of the five succeeding years is as follows:

	In-place leases	Above market leases	Below market leases
2012 (remainder of year)	$9,463	$3,200	$1,076
2013	12,618	3,510	1,367
2014	12,618	3,005	1,352
2015	12,618	2,862	1,272
2016	12,122	2,695	1,189
Thereafter	64,196	11,414	17,507

Total	$123,635	$26,686	$23,763

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

During the three months ended March 31, 2012 and 2011, the Company incurred no impairment charges.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

•

future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and duration of the decline in the value of the securities

During the three months ended March 31, 2012 and 2011, the Company incurred no other-than-temporary impairment charges.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

(3) Acquisitions in 2012

Date Acquired	Property Name	Location	Property Segment	Square Footage	Approximate Purchase Price
01/05/2012	Dollar General Market	Port St. Joe, FL	Retail	20,707	$3,590
03/08/2012	Hamilton Crossing (1)	Alcoa, TN	Retail	179,858	30,098
03/09/2012	Dollar General - Buffalo	Buffalo, NY	Retail	10,566	1,350
03/09/2012	Shoppes at Branson Hills (1)	Branson, MO	Retail	348,700	38,528
03/23/2012	Shoppes at Hawk Ridge	Lake St. Louis, MO	Retail	75,951	9,900
03/28/2012	Bayonne Crossing (1)	Bayonne, NJ	Retail	356,647	67,875

		Total		992,429	$151,341

(1)	There is an earnout component associated with this acquisition that is not included in the approximate purchase price (note 13).

During the three months ended March 31, 2012, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $151,341. The Company financed these acquisitions with net proceeds from the Offering and through the borrowing of $73,731 secured by first mortgages on the properties.

The Company incurred $796 and $756 during the three months ended March 31, 2012 and 2011, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statements of operations and other comprehensive income and relate to both closed and potential transactions. These costs include third-party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates. The Company does not pay acquisition fees to its Business Manager or its affiliates.

For properties acquired during the three months ended March 31, 2012, the Company recorded revenue of $579 and property net income of $203 not including expensed acquisition related costs.

The following table presents certain additional information regarding the Company’s acquisitions during the three months ended March 31, 2012. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 13)
Dollar General Market	$793	$2,170	$627	$—	$—
Hamilton Crossing	2,825	24,287	3,975	—	989
Dollar General – Buffalo	240	977	133	—	—
Shoppes at Branson Hills	8,247	27,366	7,080	3,424	857
Shoppes at Hawk Ridge	2,709	5,416	1,691	19	—
Bayonne Crossing	20,911	47,545	9,335	3,109	6,806

Total	$35,725	$107,761	$22,841	$6,552	$8,652

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

The following condensed pro forma consolidated financial statement for the three months ended March 31, 2012, include pro forma adjustments related to the acquisitions during 2012 considered material to the consolidated financial statements which were Bayonne Crossing and Shoppes at Branson Hills which are presented assuming the acquisitions had been consummated as of January 1, 2011.

The condensed pro forma consolidated financial statement for the three months ended March 31, 2011, includes pro forma adjustments related to the acquisitions during 2012 and 2011 considered material to the consolidated financial statements which were Northcrest Shopping Center, Prattville Town Center, Landstown Commons, University Town Center, Perimeter Woods, Draper Peaks, Shoppes at Prairie Ridge, Fairgrounds Crossing, Mullins Crossing, Palm Coast Landing and Shoppes at Branson Hills. Bayonne Crossing was a developmental property that was not stabilized until late 2011. For the three months ended March 31, 2011 pro forma disclosure purposes, this property is not considered material since it had minimal operations and no pro forma adjustments were made for Bayonne Crossing.

The 2011 acquisitions are presented assuming the acquisitions had been consummated as of January 1, 2010.

On a pro forma basis, the Company assumes the common shares outstanding as of March 31, 2012 were outstanding as of January 1, 2011. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2012 and 2011 acquisitions had been consummated as of January 1, 2011 and 2010, respectively, nor does it purport to represent the results of operations for future periods.

	For the three months ended March 31, 2012
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$24,205	$2,355	$26,560
Net income attributable to common stockholders	$338	$189	$527

Net income attributable to common stockholders per common share, basic and diluted	$0.01		$0.01

Weighted average number of common shares outstanding, basic and diluted	64,164,709		71,450,414

	For the three months ended March 31, 2011
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$11,608	$9,433	$21,041
Net loss attributable to common stockholders	$(154)	$(1,176)	$(1,330)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.01)		$(0.02)

Weighted average number of common shares outstanding, basic and diluted	30,128,389		71,450,414

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

(4) Operating Leases

Minimum lease payments to be received under operating leases including ground leases, and excluding the one multi-family property (lease terms of twelve-months or less) as of March 31, 2012 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2012 (remainder of year)	$40,154
2013	50,947
2014	47,815
2015	44,803
2016	41,643
Thereafter	326,868

Total	$552,230

The remaining lease terms range from less than one year to 74 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

(5) Unconsolidated Joint Venture

The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is owned in equal proportions by the Company and three other REITs sponsored by the Company’s Sponsor, Inland Real Estate Corporation, Retail Properties of America, Inc., and Inland American Real Estate Trust, Inc. and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services Inc. The Insurance Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $100 of property insurance and $100 of general liability insurance. The Company entered into the Insurance Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program. This entity is considered to be a variable interest entity (VIE) as defined in U.S. GAAP and the Company is not considered to be the primary beneficiary. Therefore, this investment is accounted for utilizing the equity method of accounting. The Company risk of loss is limited to its investment and is not required to fund additional capital to the entity.

			Investment at
Joint Venture	Description	Ownership %	March 31, 2012	December 31, 2011
Oak Property & Casualty LLC	Insurance Captive	25%	$240	$231

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $9 for the three months ended March 31, 2012 and losses of $47 for the three months ended March 31, 2011.

On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

(6) Investment in Marketable Securities

Investment in marketable securities of $31,560 and $17,903 at March 31, 2012 and December 31, 2011, respectively, consists of primarily preferred and common stock and corporate bond investments in other publicly traded REITs, and commercial mortgage backed securities which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company had net unrealized gains of $947 and $168 for the three months ended March 31, 2012 and 2011, respectively, which have been recorded as net other comprehensive income in the accompanying consolidated statements of operations and other comprehensive income.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis or first-in, first-out basis. For the three months ended March 31, 2011, the Company had realized losses of $4, which has been recorded as realized loss on sale of marketable securities in the accompanying consolidated statements of operations and other comprehensive income.

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

(7) Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties approximates their fair values at March 31, 2012 and December 31, 2011 due to the short maturity of these instruments.

All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2—“Fair Value Measurements.”

The following table presents the Company’s assets and liabilities, measured at fair value on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2012 and December 31, 2011:

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

	Level 1	Level 2	Level 3	Total
March 31, 2012
Asset - investment in marketable securities	$22,513	$9,047	$—	$31,560
Liability - interest rate swap	$—	$1,280	$—	$1,280

December 31, 2011
Asset - investment in marketable securities	$11,558	$6,345	$—	$17,903
Liability - interest rate swap	$—	$1,293	$—	$1,293

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

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $537,065 and $463,663 at March 31, 2012 and December 31, 2011, respectively, and its estimated fair value was $541,323 and $470,569 as of at March 31, 2012 and December 31, 2011. The Company’s carrying amount of variable rate borrowings on the credit facility and securities margin payable approximates their fair values at March 31, 2012 and December 31, 2011.

(8) Transactions with Related Parties

The Company has an investment in an insurance captive entity with other REITs sponsored by our Sponsor. The entity is included in the Company’s disclosure of Unconsolidated Joint Venture (note 5) and is included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

As of March 31, 2012 and December 31, 2011, the Company owed a total of $1,903 and $1,909, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

At March 31, 2012 and December 31, 2011, the Company held $665 and $571, respectively, in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.

The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1 at March 31, 2012 and December 31, 2011, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

The following table summarizes the Company’s related party transactions for three months ended March 31, 2012 and 2011.

		For the three months ended March 31,		Unpaid amounts as of
		2012	2011	March 31, 2012	December 31, 2011
General and administrative:
General and administrative reimbursement	(a)	$264	$71	$669	$730
Loan servicing	(b)	35	13	—	—
Affiliate share purchase discounts	(c)	63	24	—	—
Investment advisor fee	(d)	53	15	20	13

Total general and administrative to related parties		$415	$123	$689	$743

Offering costs	(e)(f)	$12,131	$7,880	$177	$126
Acquisition related costs	(g)	406	227	313	316
Real estate management fees	(h)	1,061	509	—	—
Business management fee	(i)	—	—	—	—
Loan placement fees	(j)	152	101	—	—
Cost reimbursements	(k)	—	75	—	—
Sponsor noninterest bearing advances	(l)	—	(1,500)	724	724
Sponsor contributions to pay dividends	(l)	—	1,500	—	—

(a)	The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.
(b)	A related party of the Business Manager provides loan servicing to the Company for an annual fee equal to .03% of the first $1,000 of serviced loans and .01% for serviced loans over $1,000. These loan servicing fees are paid monthly and are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.
(c)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 63,139 shares and 23,917 shares to related parties for the months ended March 31, 2012 and 2011, respectively.
(d)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.
(e)	A related party of the Business Manager receives selling commissions equal to 7.5% of the sale price for each share sold and a marketing contribution equal to 2.5% of the gross offering proceeds from shares sold, the majority of which are reallowed to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds (which may, in the Company’s sole discretion, be paid or reimbursed from the marketing contribution or from issuer costs). In addition, our Sponsor, its affiliates and third parties are reimbursed for any issuer costs that they pay on our behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed as a marketing contribution, in an amount not to exceed 1.5% of the gross offering proceeds. The Company will not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Such costs are offset against the stockholders’ equity accounts.
(f)	As of March 31, 2012, the Company had incurred $76,951 of offering costs, including $11,324 of issuer costs. Of the $76,951, $67,883 was paid or accrued to related parties, the majority of which was then reallowed to third party soliciting dealers. Pursuant to the terms of the Offering, issuer costs may not exceed 1.5% of the gross offering proceeds over the life of the Offering. In addition, the Business Manager has agreed to reimburse the Company all organization and offering expenses (including issuer costs, selling commissions and the marketing contribution) which together exceed 11.5% of gross offering proceeds over the life of the Offering. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Business Manager.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

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
(4)	if the Company does not satisfy the criteria in (1), (2) or (3) above in a particular calendar quarter just ended, it will not, except as set forth below, pay a business management fee for that prior calendar quarter.
(5)	Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time. This obligation to pay the accrued fee terminates if the Company acquires the Business Manager. For the three months ended March 31, 2012, the Business Manager was entitled to a business management fee in the amount equal to $1,558 which was permanently waived.

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

(j)	The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan it places for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.
(k)	The Company reimburses a related party of the Business Manager for costs incurred for construction oversight provided to the Company relating to its joint venture redevelopment project. These reimbursements are paid monthly during the development period. These costs are capitalized and are included in construction in progress on the accompanying consolidated balance sheet.
(l)	As of March 31, 2012 and December 31, 2011, the Company owed $724 to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of our Offering. These amounts are included in due to related parties on the accompanying consolidated balance sheets. On March 10, 2011, our Sponsor forgave $1,500 in liabilities related to non-interest bearing advances that were previously funded to the Company to cover a portion of distributions paid related to the three months ended December 31, 2010. For U.S. GAAP purposes, this forgiveness of debt was treated as a capital contribution from our Sponsor who has not received, and will not receive, any additional shares of our common stock for making this contribution. No additional contributions were made during the three months ended March 31, 2012.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, the Company had deposited cash of $3,175 and $3,171, respectively in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

(9) Mortgages, Credit Facility, and Securities Margins Payable

As of March 31, 2012, the Company had the following mortgages payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at March 31, 2012 (a)	Notes
09/25/2013	Landstown Commons	Daily LIBOR + 2.25%	$50,140	(b)
04/01/2022	Bayonne Crossing	4.08%	45,000	(c)
09/01/2018	Perimeter Woods	6.02%	38,954	(d)
06/01/2015	The Landing at Tradition	4.25%	31,000	(e)
10/01/2015	Draper Peaks	5.74%	23,905	(d)
06/01/2015	Regal Court	5.30%	23,900
03/01/2022	Palm Coast Landing	5.00%	22,550
09/06/2016	Mullins Crossing	5.50%	22,019	(d)
06/01/2021	University Town Center	5.48%	18,690
01/01/2018	Colonial Square Town Center	5.50%	18,140	(f)
05/01/2021	Prattville Town Center	5.48%	15,930
05/01/2021	Northcrest Shopping Center	5.48%	15,780
10/06/2021	Fairgrounds Crossing	5.21%	13,453
06/22/2016	Shoppes at Prairie Ridge	30-Day LIBOR + 2.50%	13,359	(g)
10/01/2017	The Crossings at Hillcroft	3.88%	11,370
10/21/2016	Fox Point	30-Day LIBOR + 2.25%	10,837	(h)
09/01/2020	Kohl’s at Calvine Pointe	5.70%	10,500	(i)
10/01/2020	Siemens’ Building	5.06%	10,250
06/01/2015	Tradition Village Center	4.25%	9,500	(e)
11/05/2015	Kohl’s Bend River Promenade	30-Day LIBOR + 2.75%	9,350	(j)
06/01/2021	The Village at Bay Park	5.58%	9,183
11/01/2020	Time Warner Cable Div. HQ	5.18%	9,100
07/01/2021	Silver Springs	5.03%	8,800
04/01/2021	Lima Marketplace	5.80%	8,383
03/01/2021	Waxahachie Crossing	5.55%	7,750
05/10/2014	Publix Shopping Center	5.90%	7,033
01/01/2018	Shops at Village Walk	5.50%	6,860	(f)
06/01/2017	Pleasant Hill Commons	6.00%	6,800
01/01/2022	Harvest Square	4.65%	6,800
04/01/2021	Bell Oaks Shopping Center	5.59%	6,548
02/02/2017	Dollar General Portfolio	5.25%	6,181	(k)
03/01/2015	Merrimack Village Center	6.50%	5,438
09/01/2020	Lake City Commons	5.70%	5,200	(i)
07/01/2021	Walgreens—Lake Mary Plaza	5.10%	5,080
09/01/2020	Whispering Ridge	5.70%	5,000	(i)
07/01/2021	Walgreens—Walgreens Plaza	5.30%	4,650
06/01/2041	Pick N Save Grocery Store	5.43%	4,490
07/01/2021	Walgreens—Heritage Square	5.10%	4,460
05/01/2041	Copps Grocery Store	5.43%	3,480

			$535,863

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

(a)	Principal balance does not include mortgage premium, net of $1,202.
(b)	The loan bears interest at a rate equal to daily LIBOR plus 2.25% (2.49% as of March 31, 2012). The Company extended the loan until September 25, 2013 on March 14, 2012. The Company has provided a partial guarantee on this loan making it recourse for $25,000 of the unpaid principal and 100% of unpaid interest.
(c)	The loan bears interest at a fixed rate equal to 4.08% until March 31, 2015, 4.18% from April 1, 2015 until March 31, 2016, 4.33% from April 1, 2016 until March 31, 2019, and 4.43% from April 1, 2019 until April 1, 2022, the maturity date. Interest expense is recognized using the effective interest method base on effective interest rate of approximately 4.27%.
(d)	Loan was assumed from the seller at the time of closing. The Company has provided a partial guarantee on the Mullins Crossing loan making it recourse for $2,200 of the unpaid principal and unpaid interest.
(e)	Each loan bears interest at a fixed rate equal to 4.25% until May 31, 2013, 4.50% from June 1, 2013 until May 31, 2014 and 5.00% from June 1, 2014 until June 1, 2015, the maturity date. Interest expense is recognized using the effective interest method based on an effective interest rate of approximately 4.44%. The Company has provided a partial guarantee on these loans making it recourse for 50% of the unpaid principal and 100% of unpaid interest.
(f)	Loan is secured by cross-collateralized first mortgages on these two properties.
(g)	The loan bears interest at a rate equal to thirty-day LIBOR plus 2.50% (2.74% as of March 31, 2012). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.
(h)	The loan bears interest at a rate equal to thirty-day LIBOR plus 2.25% (2.49% as of March 31, 2012). On October 28, 2011, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below
(i)	Mortgage payable is secured by cross-collateralized first mortgages on these three properties.
(j)	The loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% (2.99% as of March 31, 2012). On March 11, 2011, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.
(k)	Loan is secured by cross collateralized first mortgages on ten Dollar General Properties.

The principal amount of our mortgage loans outstanding as of March 31, 2012 and December 31, 2011 was $535,863 and $462,418, respectively, and had a weighted average stated interest rate of 4.80% and 4.94% per annum, respectively. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2012, all of the mortgages were current in payments and the Company was in compliance with such covenants.

On November 1, 2010, we entered into a credit agreement (as amended the “Credit Facility”), under which we may borrow, on an unsecured basis, up to $50,000. We have the right, provided that no default has occurred and is continuing, to increase the facility amount up to $150,000 with approval from the lender. The entire unpaid principal balance of all borrowings under the credit facility and all accrued and unpaid interest thereon will be due and payable in full on October 31, 2012, which date may be extended to October 31, 2013 subject to satisfaction of certain conditions, including the payment of an extension fee. We have the right to terminate the facility at any time, upon one day’s notice and the repayment of all of its obligations there under. We may borrow at rates equal to (1) the sum of (a) LIBOR, with a floor of 1.00% per annum, divided by an amount equal to one minus the then-current reserve requirement, plus (b) 3.50% per annum (referred to herein as a “LIBOR advance”) or (2) the Base Rate (as defined herein), plus a margin equal to 2.50% per annum (referred to herein as a “Base Rate advance”). As used herein, “Base Rate” means, for any day, the highest of: (i) the prime rate for

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

that day; (ii) 2.00% per annum; (iii) the sum of the Federal Funds Effective Rate for that day plus 0.50% per annum; and (iv) the sum of LIBOR plus 1.00% per annum. We generally will be required to make interest-only payments, except that we may be required to make partial principal payments if we are unable to comply with certain debt covenants set forth in the Credit Facility. We also may, from time to time, prepay all or part of any Base Rate advance without penalty or premium, and may prepay any LIBOR advance subject to indemnifying each lender for any loss or cost incurred by it resulting therefrom. The Credit Facility requires compliance with certain covenants which the Company was in compliance with at March 31, 2012. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our material subsidiaries owning unencumbered properties. As of March 31, 2012 and December 31, 2011, no amounts were outstanding on the Credit Facility. The interest rate at March 31, 2012 was 4.50% per annum.

The Company has purchased a portion of its marketable securities through margin accounts. As of March 31, 2012 and December 31, 2011, the Company had a payable of $13,758 and $1,293, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of March 31, 2012 and December 31, 2011, the interest rate was 0.6% per annum. The securities margin payable is due upon the sale of the marketable securities.

The following table shows the scheduled maturities of mortgages payable, Credit Facility and securities margin payable as of March 31, 2012 and for the next five years and thereafter:

	Mortgages Payable (1)	Securities Margin Payable	Total
2012 (remainder of year)	$6,071	$13,758	$19,829
2013	50,774	—	50,774
2014	7,245	—	7,245
2015	103,413	—	103,413
2016	45,007	—	45,007
Thereafter	323,353	—	323,353

Total	$535,863	$13,758	$549,621

(1)	Excludes mortgage premiums associated with debt assumed at acquisition of which a net premium of $1,202, net of accumulated amortization, is outstanding as of March 31, 2012.

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

(unaudited)

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

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As these interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with corresponding offsets to accumulated other comprehensive income. The interest rate swaps have been and are expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedges is reported in other income/expense. For the three months ended March 31, 2012 and 2011, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from accumulated other comprehensive income to interest expense in the next twelve months total $532.

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$1,280	Other liabilities	$1,293

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(126)	$(23)	Interest Expense	$(139)	$—	Other Expense	$—	$—

(10) Income Taxes

The Company is qualified and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December31, 2009. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

provisions, the Company will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company had no uncertain tax positions as of March 31, 2012 and December 31, 2011. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2012. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2012 and 2011. As of March 31, 2012, returns for the calendar years 2008, 2009 and 2010 remain subject to examination by U.S. and various state and local tax jurisdictions.

(11) Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount equal to $0.001639344, which if paid each day for a 366-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share. During the three months ended March 31, 2012 and 2011, the Company declared cash distributions, totaling $9,573 and $4,457, respectively.

(12) Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of March 31, 2012 and 2011, the Company did not have any dilutive common share equivalents outstanding.

(13) Commitments and Contingencies

As of March 31, 2012, the Company had outstanding commitments to fund approximately $6,822 into the Temple Terrace joint venture. The Company intends on funding these commitments with proceeds from the Offering.

The acquisition of thirteen of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from two to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments based on an estimate fair value at the date of acquisition using Level 3 inputs including lease-up period, market rents, probability of occupancy and discount rate.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

Such amounts have been recorded as additional purchase price of those properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and other comprehensive income. The Company records changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive income. The maximum potential payment was $39,178 at March 31, 2012. The table below presents the change in the Company’s earnout liability for the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,
	2012	2011
Earnout liability – beginning of period	$25,290	$12,904
Increases:
Acquisitions	8,652	9,314
Amortization expense	419	99
Decreases:
Earnout payments	(1,204)	—
Other:
Adjustment to acquisition related costs	(361)	—

Earnout liability – end of period	$32,796	$22,317

The Company has provided a partial guarantee on four loans of our subsidiaries. Two loans are recourse for 50% of the unpaid principal and 100% of unpaid interest. As of March 31, 2012, the outstanding principal balance on these two loans totaled $40,500 (note 9). One additional loan is recourse for $2,200 of unpaid principal and interest and another loan is recourse for a total of $25,000 of the unpaid principal and 100% of unpaid interest (note 9).

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

(14) Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the three months ended March 31, 2012 and 2011. As the Company acquires additional properties in the future, we may add business segments and related disclosures if they become significant.

(15) Subsequent Events

The Company has evaluated events and transactions that have occurred subsequent to March 31, 2012 for potential recognition and disclosure in these consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(unaudited)

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2012 through the close of business on May 31, 2012. Distributions were declared in a daily amount equal to $0.001639344 per share, which if paid each day for a 366-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•

In April 2012, total distributions declared for the month of March 2012 were paid in the amount equal to $3,494, of which $1,388 was paid in cash and $2,106 was reinvested through the Company’s DRP, resulting in the issuance of an additional 221,654 shares of common stock.

•

In May 2012, total distributions declared for the month of April 2012 were paid in the amount equal to $3,673, of which $1,453 was paid in cash and $2,220 was reinvested through the Company’s DRP, resulting in the issuance of an additional 233,670 shares of common stock.

On April 3, 2012, the Company acquired a fee simple interest in a 79,700 square foot retail property known as Eastside Junction located in Athens, Alabama. The Company purchased this property from an unaffiliated third party for approximately $11,236.

On April 12, 2012, the Company entered into a $4,950 loan secured by a first mortgage on Shoppes at Hawk Ridge. This loan bears interest at a fixed rate equal to 5.25%, and matures on April 12, 2017.

On April 30, 2012, the Company acquired a fee simple interest in a 40,207 square foot retail property known as Shops at Julington Creek located in Jacksonville, Florida. The Company purchased this property from an unaffiliated third party for approximately $7,522 not including a contingent earnout component of $1,329.

On May 3, 2012, the Company acquired a fee simple interest in three Dollar General Stores totaling 40,299 square feet in the aggregate located in Slocomb, Alabama; Clanton, Alabama; and Lillian, Alabama. The Company purchased these properties from an unaffiliated third party for approximately $5,081.

On May 3, 2012, the Company entered into a $6,270 loan secured by a first mortgage on Eastside Junction. This loan bears interest at a fixed rate equal to 4.60% per annum, and matures on June 1, 2022.

On May 9, 2012, the Company entered into a $20,300 loan secured by a first mortgage on Shoppes at Branson Hills. This loan bears interest at a variable rate equal to 30-day LIBOR plus 2.25%, and matures on May 9, 2017. Concurrent with closing, the Company entered into a $10,150 interest rate swap associated with this loan. The Company will be making the fixed-rate payment over the life of the agreement and the counterparty will be paying the variable rate payment. This swap effectively hedges the interest payment to a fixed rate equal to 3.38% per annum, and matures on May 9, 2017.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Diversified Real Estate Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 15, 2012, and the factors described below:

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

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis relates to the three months ended March 31, 2012 and 2011 and as of March 31, 2012 and December 31, 2011. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report. Unless otherwise noted, all dollar amounts are stated in thousands, except share data, per share amounts, rent per square foot, and rent per unit.

Overview

We are a Maryland corporation sponsored by IREIC, and formed to acquire and develop commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans made to third parties or to related parties of, or entities sponsored by, IREIC. Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders. At March 31, 2012, the Company owned 52 retail properties and two office properties collectively totaling 6.6 million square feet and one multi-family property totaling 300 units. As of March 31, 2012, our portfolio had weighted average physical and economic occupancy of 95.1% and 97.4%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing for certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless space which was vacant at the time of acquisition is later rented within the time limits and parameters set forth in the acquisition agreement.

As of March 31, 2012, annualized base rent per square foot averaged $13.08 for all properties other than the multi-family property and $9,395 per unit for the multi-family property. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

On August 24, 2009, we commenced an initial public offering (the “Offering”) of 500,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation. We also are offering up to 50,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan, or “DRP.” We will close the “best efforts” offering to new investors on August 23, 2012. We elected to be taxed as a REIT commencing with the tax year ended December 31, 2009 and intend to continue to qualify as a REIT for federal income tax purposes.

Market Outlook

The improvement in the economy over the past six months or so appears to have reached a plateau and the economic indicators which typically provide guidance as to future trends are mixed at best. All of us who have watched the myriad of economic reports with great interest since the recession began, realize that there is a constant counter balancing of factors that affect the financial markets. The scope of factors does not change that much, but the perception of how those factors will influence the markets changes almost daily. It has been commonplace for us to see the market react positively to employment reports one day and negatively to European financial problems the next. The simple fact is, the range of valuation in the financial markets has stayed relatively narrow because of this economic tug of war.

Politically, there is certainly disagreement about the appropriate depth of fiscal policy that should be applied to United States economy. The Federal Reserve has supplied liquidity to facilitate growth and made it clear that they intend to keep interest rates low for the foreseeable future. While this policy likely facilitated the positive job growth and boosted the financial markets at the end of 2011, it causes doubt as to the ability of the private sector to accelerate this growth. In other words, some people view the government’s involvement in fiscal policy as artificial and question and whether it does more harm than good in the long run. Those who espouse this line of thinking believe that the longer the government artificially supports the economy, the longer it will be before market forces cause businesses to make rational, capitalistic decisions.

Commercial real estate is starting to show signs of recovery following the global financial crisis. The NCREIF Property Index, or “NPI,” reported positive total returns of approximately 3.4%, 3.9%, 3.3% and 3.0% in each quarter of 2011, and approximately 2.6% for first quarter 2012, which represents nine consecutive quarters of positive total return. The NPI is managed by the National Council of Real Estate Investment Fiduciaries (“NCREIF”) and is a widely followed benchmark amongst institutional investors. The NPI is an unmanaged, market-weighted index of non-traded, unleveraged properties owned by tax exempt entities, and comprises performance data from retail, office, industrial, multi-family and lodging (hotel) properties. The NPI includes dividends. Although real estate fundamentals have improved, the lasting effects of the recession are still being felt and have had an adverse impact on tenant demand, overall occupancies, leasing velocity, rental rates, subletting and tenant defaults.

Our portfolio consists of 55 properties that we have carefully selected for their quality of tenants and length of leases. We’ve seen rent levels and leasing activity rise very slightly over the past few months. Our economic occupancy, which we define as rental income received over gross possible income that could be collected based on leases in place, measured on a portfolio basis, is the highest it has been since our inception. Our potential future income stream from these leases extends many years into the future. As of March 31, 2012, the weighted-average remaining lease term for our portfolio was approximately 10.2 years. Our company has taken a very conservative approach to fulfilling our goal of providing steady returns to our stockholders. Taken as a whole, we believe that our portfolio is well positioned to provide steady returns going forward.

For the three months ended March 31, 2012 Company Highlights

Specific 2012 achievements include:

•	Acquiring 6 properties totaling 1.0 million square feet for $151,593.

•	Financing 12 properties through borrowing $73,731 in secured first mortgages with a weighted average stated interest rate of 4.46% per annum and a weighted average maturity of 9.6 years.

•	Declaring and paying distributions totaling $0.60 per share on an annualized basis and fully funding all distributions out of cash flow from operations.

•	Generating gross proceeds (excluding DRP proceeds) totaling $125,612 from our Offering.

Liquidity and Capital Resources

General

Our principal demands for funds are to acquire real estate and real estate-related assets, to pay capital expenditures including tenant improvements, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders. We generally, during the pendency of the Offering, seek to fund our cash needs for items other than asset acquisitions, capital expenditures and related financings from operations. Our cash needs for acquisitions (including any contingent earnout payments), capital improvements and related financings have been, and will during the pendency of the Offering continue to be, funded primarily from the sale of our shares, including through our distribution reinvestment plan, as well as debt financings. After our Offering closes to new investors on August 23, 2012, we expect that our primary source to fund our cash needs will come from our undistributed cash flow from operations and our DRP as well as secured or unsecured financings, including proceeds from lines of credit.

As of March 31, 2012, no amounts were outstanding on our line of credit which we may borrow, on an unsecured basis, up to $50,000. In general, our strategy is to target a 55% loan to value leverage limit on a portfolio basis. Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of March 31, 2012, our borrowings did not exceed 300% of our net assets and we had a principal balance outstanding on mortgage loans of $535,863 with a weighted average stated interest rate of 4.80%.

As of March 31, 2012, the Offering (including the DRP) had generated proceeds, net of issuer costs and commissions, the marketing contribution, due diligence expense reimbursements, and other offering related costs, the majority of which are reallowed to third party soliciting dealers, totaling $633,036.

As of March 31, 2012 and December 31, 2011, the Company owed $1,903 and $1,909, respectively, to our Sponsor and its affiliates for business management fees not otherwise waived, advances from these parties used to pay administrative and offering costs, and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

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

We generated sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions paid during the three months ended March 31, 2012. Cash retained by us of $1,558 from the waiver of the 2012 business management fee by our Business Manager had the effect of increasing cash flow from operations for this period because we did not have to use cash to pay the fee. However, even if the Business Manager had not waived the 2012 business management fee, we would have still generated sufficient cash flow from operations to fully fund distributions paid for the period. There is no assurance that any deferral, accrual or waiver of any fee or reimbursement will be available to fund distributions in the future.

We intend to continue paying distributions for future periods in the amounts and at times as determined by our board.

Share Repurchase Program

We have a share repurchase program designed to provide limited liquidity to eligible stockholders. During the three months ended March 31, 2012, we used $1,660 to repurchase 173,596 shares. Since the start of the program through March 31, 2012, we have used $3,716 to repurchase an aggregate of 386,184 shares.

During the three months ended March 31, 2012, we received requests to repurchase 173,596 shares and fulfilled requests for all of these shares. The average per share repurchase price during this period was $9.57 and these repurchases were funded from proceeds from our distribution reinvestment plan.

Cash Flow Analysis

	For the three months ended March 31,
	2012	2011
Net cash flows provided by operating activities	$10,561	$4,835
Net cash flows used in investing activities	$(166,269)	$(177,433)
Net cash flows provided by financing activities	$193,091	$167,101

Net cash provided by operating activities was $10,561 and $4,835 for the three months ended March 31, 2012 and 2011, respectively. The funds generated in 2012 and 2011 were primarily from property operations from our real estate portfolio. The increase from 2011 to 2012 is due to the growth of our real estate portfolio and related, full period, property operations in 2012.

Net cash flows used in investing activities were $166,269 and $177,433 for the three months ended March 31, 2012 and 2011, respectively. We used $151,593 and $175,652 during the three months ended March 31, 2012 and 2011, respectively, to purchase properties and $12,711 and $1,451 to purchase marketable securities net of sales during the three months ended March 31, 2012 and 2011, respectively.

Net cash flows provided by financing activities were $193,091 and $167,101 for the three months ended March 31, 2012 and 2011, respectively. Of these amounts, cash flows from financing activities of $131,060 and $82,183, respectively, resulted from the sale of our common stock in the Offering and through our DRP. We generated $86,459 and $107,066, respectively from loan proceeds from borrowings secured by properties in our portfolio, increase in our credit facility and securities margin payable. We used $12,776 and $8,375, respectively, to pay Offering costs. We also used $549 and $7,298 in 2012 and 2011, respectively, to pay principal payments of mortgage debt and pay down our credit facility and securities margin payable. We received (used) $177 and $(2,173) for the three months ended March 31, 2012 and 2011, respectively, to refund/pay loan fees and deposits related to financing on our closed and potential acquisitions.

During the three months ended March 31, 2012 and 2011, we paid distributions in the amount of $8,990 and $4,074, respectively. Our first quarter 2012 distributions were funded from cash flows from operations determined in accordance with U.S. GAAP. On March 10, 2011, our Sponsor forgave $1,500 in liabilities related to advances used to pay administrative and offering costs prior to the commencement of our Offering that were previously funded to the Company and treated this as a capital contribution to cover a portion of distributions paid related to the year ended December 31, 2010. For U.S. GAAP purposes, the monies contributed by our Sponsor have been treated as capital contributions from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. For federal income tax purposes, these monies may be considered taxable income under certain circumstances. Our Sponsor is not obligated to continue to contribute monies to fund future distributions, nor is there any assurance that it will do so, if cash flows from operations or borrowings are not sufficient to cover them. The amount and timing of distributions may vary and there is no assurance that we will continue to pay distributions at the existing rate, if at all.

A summary of the distributions declared, distributions paid and cash flows used in operations for the three months ended March 31, 2012 and 2011 follows:

			Distributions Paid
Three Months Ended March 31,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Funds From Operations (2)
2012	$9,573	$0.15	$3,542	$5,448	$8,990	$10,561	$9,705
2011	$4,457	$0.15	$1,512	$2,562	$4,074	$4,835	$4,086

(1)	Assumes a share was issued and outstanding each day during the year.
(2)	Fund from operations is defined in the following section.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP. One non-U.S. GAAP supplemental performance measure that we consider due to the certain unique operating characteristics of real estate companies is known as funds from operations, or “FFO.” The National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In addition, NAREIT has recently clarified its computation of FFO which includes adding back real estate impairment charges for all periods presented, however under U.S. GAAP, impairment charges reduce net income. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent. From inception through March 31, 2012, we have not had any impairment charges and, therefore, no adjustments to FFO have been necessary for impairment charges. We believe our FFO calculation complies with NAREIT’s definition described above.

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

The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical cost accounting for depreciation may be less informative than FFO. We believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. However, FFO and modified funds from operations, or “MFFO,” as described below, should not be construed to be equivalent to or a substitute for the current U.S. GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the performance of real estate under U.S. GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-U.S. GAAP FFO and MFFO measures and the adjustments to U.S. GAAP in calculating FFO and MFFO.

Subsequent to the establishment of NAREIT’s definition of FFO, accounting for acquisition fees and expenses changed pursuant to U.S. GAAP, such that acquisition fees and expenses now are accounted for as operating expenses as opposed to capitalized as part of the acquired property’s basis. We do not pay acquisition fees to our Business Manager or its affiliates, but we do incur acquisition related costs. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity, and thus incur significant acquisition related costs, during their initial years of investment and operation. Although other start up entities likewise may engage in significant acquisition activity during their initial years, non-listed REITs are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. More specifically, as disclosed elsewhere in this Form 10-Q, we will use the proceeds raised in the Offering to acquire properties and thus our acquisition activity is expected to decline after the Offering proceeds have been invested. We will ultimately seek a liquidity event, which may include selling our assets individually or selling certain subsidiaries or joint venture interests, adopting a plan of liquidation or listing our common stock on a national securities exchange, but our board does not anticipate evaluating a listing until at least 2014. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or “IPA,” an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.

MFFO excludes costs that are more reflective of investing activities, including acquisition related costs that affect our operations only in periods in which properties are acquired, and other non-operating items that are included in FFO. By excluding expensed acquisition related costs, the use of MFFO provides information consistent with the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, may not be directly related or attributable to our current operating performance. By excluding such market changes that may reflect anticipated and unrealized gains or losses, we believe that MFFO may provide both investors and analysts, on a going forward basis, an indication of the sustainability of our operating performance. Because MFFO may be a recognized measure of sustainable operating performance within the non-listed REIT industry, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. MFFO is not equivalent to our net income or loss as determined under U.S. GAAP as detailed in the table below, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of properties after our Offering is completed. Our disclosure of MFFO and the adjustments used to calculate it presents our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, and that may be useful to investors. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the Offering has been completed and the net proceeds of the Offering have been invested in properties, because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. We do not pay acquisition fees to our Business Manager or its affiliates which would be classified as acquisition costs under U.S. GAAP.

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

For the three months ended March 31, 2012 and 2011, we paid distributions of $8,990 and $4,074, respectively. For the three months ended March 31, 2012 and 2011, we generated FFO of $9,705 and $4,086, respectively, and cash flow from operations of $10,561 and $4,835, respectively.

The table below represents a reconciliation of our net loss attributable to common stockholders to FFO and MFFO for three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Net income (loss) attributable to common stockholders	$338	$(154)
Add: Depreciation and amortization related to investment properties	9,373	4,246

Less: Noncontrolling interest’s share of depreciation and amortization related to investment properties	(6)	(6)

Funds from operations (FFO)	9,705	4,086

Add: Acquisition related costs (1)	435	756

Amortization of acquired above and below market leases, net (2)	681	308
Noncontrolling interest’s share of amortization of acquired below market leases and straight-line rental income	2	7
Less: Straight-line rental income (3)	(545)	(338)
Realized loss on sale of marketable securities (4)	—	4

Modified funds from operations (MFFO)	$10,278	$4,823

Weighted average number of common shares outstanding, basic and diluted	64,164,709	30,128,389
Net income (loss) attributable to common stockholders per common share, basic and diluted	$0.01	$(0.01)
Funds from operations attributable to common stockholders per common share, basic and diluted	$0.15	$0.14
Modified funds from operations attributable to common stockholders per common share, basic and diluted	$0.16	$0.16

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information may be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, MFFO may provide useful supplemental information that is comparable for each type of real estate investment and is consistent with the investing and operating performance of our properties. Acquisition related costs include payments to affiliates of our Business Manager or third parties; however, we do not pay acquisition fees to our Business Manager or its affiliates. Acquisition related costs under U.S. GAAP are considered operating expenses and are included in the determination of net income and income from continuing operations, both of which are performance measures under U.S. GAAP. All paid and accrued acquisition related costs will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us.
(2)	Under U.S. GAAP, certain intangibles are accounted for at cost and are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, by excluding charges relating to amortization of these intangibles, MFFO may provide useful supplemental information on the operating performance of the real estate.
(3)	Under U.S. GAAP, our rental receipts are allocated to periods using a straight-line methodology. This may result in income recognition that is different than underlying contract terms. By adjusting for these items (to reflect such payments from a U.S. GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms.

(4)	We have adjusted for gains or losses included in net income (loss) from the sale of securities holdings where trading of such holdings is not a fundamental attribute of the business plan because they are items that may not be reflective of on-going operations.

Results of Operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2012 and 2011.

Comparison of the Three Months ended March 31, 2012 and 2011

This section describes and compares our results of operations for the three months ended March 31, 2012 and 2011, respectively. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income. Property net operating income, a non-GAAP measure, is also meaningful as an indicator of the effectiveness of our management of properties because property net operating income excludes certain items that are not reflective of the effectiveness of our management, such as depreciation and amortization and interest expense.

A total of 27 of our investment properties were acquired on or before January 1, 2011 and represent our “same store” properties during the three months ended March 31, 2012 and 2011. “Other investment properties,” as reflected in the table below, include one joint venture property and properties acquired after January 1, 2011. For the three months ended March 31, 2012 and 2011, 28 and six properties were included in “other investment properties”, respectively. The following table presents the property net operating income broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2012 and 2011 along with a reconciliation to net income (loss) available to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended March 31,
	2012	2011
Property operating revenue:
“Same store” investment properties, 27 properties:
Rental income	$8,307	$8,177
Tenant recovery income	1,883	2,019
Other property income	278	326
Other investment properties:
Rental income	11,392	714
Tenant recovery income	2,312	150
Other property income	401	(15)

Total property income	24,573	11,371

Property operating expenses:
“Same store” investment properties, 27 properties:
Property operating expenses	1,940	1,970
Real estate taxes	1,382	1,436
Other investment properties:
Property operating expenses	2,066	147
Real estate taxes	1,341	60

Total property operating expenses	6,729	3,613

Property net operating income:
“Same store” investment properties, 27 properties	7,146	7,116
Other investment properties	10,698	642

Total property net operating income	17,844	7,758

Other income:
Tenant recovery income from prior periods	(232)	207
Straight-line rents	545	338
Amortization of lease intangibles	(681)	(308)
Interest and dividend income	387	133
Realized loss on sale of marketable securities	—	(4)
Equity in income (loss) of unconsolidated entities	9	(47)

Total other income	28	319

Other expenses:
Bad debt expense	175	(20)
Depreciation and amortization	9,373	4,246
General and administrative expenses	967	477
Acquisition related costs	435	756
Interest expense	6,574	2,711
Business management fee	—	—

Total other expenses	17,524	8,170

Net income (loss)	348	(93)
Less: net income attributable to noncontrolling interests	(10)	(61)

Net income (loss) attributable to common stockholders	$338	$(154)

On a “same store” basis, comparing the results of operations of the investment properties owned during the three months ended March 31, 2012 with the results of the same investment properties during the three months ended March 31, 2011, property operating income increased $30 with total property income decreasing $54 and total property operating expenses decreasing $84 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. These variances are explained by component below.

Rental income increased $130 on a “same store” basis for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the effect of new tenants taking occupancy of previously vacant spaces. On an aggregate portfolio basis, rental income increased $10,808, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, reflecting an increase in rental income from our other investment properties during the three month period. The increase is a result of the twenty-two investment properties acquired after March 31, 2011.

Tenant recovery income decreased $136 on a “same store” basis for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to decreases in property operating expenses and real estate tax expenses, as discussed below, which directly affected the amount of tenant recovery income. On an aggregate portfolio basis, tenant recovery income increased $2,026 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, reflecting an increase in tenant recovery income on other investment properties. The increase is a result of the twenty-two investment properties acquired after March 31, 2011.

Other property income decreased $48 on a “same store” basis, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a decrease in direct recovery expenses which directly affected the amount of direct recovery income. On an aggregate portfolio basis, property income increased $368 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, reflecting an increase in other property income on other investment properties. The increase is a result of the twenty-two investment properties acquired after March 31, 2011.

Property operating expenses decreased $30 on a “same store” basis, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to decreased snow removal costs during the three months ended March 31, 2012 as compared to the prior period. On an aggregate portfolio basis, total property operating expenses increased $1,889 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase is a result of the twenty-two investment properties acquired after March 31, 2011.

Real estate tax expense decreased $54 on a “same store” basis, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The decrease in real estate tax expense during 2012 can be attributed to decreases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $1,227 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase is a result of the twenty-two investment properties acquired after March 31, 2011.

Other income decreased $291 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to adjustments to tenant recovery income resulting from differences in estimated expense recoveries billed and actual expenses. In addition, the decrease was due to an increase in amortization of lease intangibles from a greater number of properties in our portfolio and write-offs of certain acquired above market lease intangibles partially offset by increases in straight-line rent, interest and dividend income and equity in income of unconsolidated entities.

Bad debt expense increased $195 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectable, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectable are written off.

Depreciation and amortization increased $5,127 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from 33 properties owned as of March 31, 2011 compared to 55 properties owned as of March 31, 2012 and write offs of certain acquired in-place lease intangibles.

General and administrative expenses increased $490 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase is primarily due to an increase in payroll and related costs, professional fees, and information technology costs resulting from the growth of the portfolio.

Acquisition costs decreased $321 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a $361 adjustment related to estimated deferred investment property obligations due to changes in the underlying liability assumptions where we are expected to payout less than originally anticipated.

Interest expense increased $3,863 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase in interest expense is primarily due to a $267,266 increase in mortgage payables from March 31, 2011 to March 31, 2012.

The following table sets forth a summary, as of March 31, 2012, of lease expirations scheduled to occur during each of the calendar years from 2012 to 2016 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2012 and does not include multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2012 (remainder of year)(b)	39	135,545	2.2%	$2,447	2.7%	$18.05
2013	120	339,927	5.4%	6,877	7.6%	20.23
2014	75	226,017	3.6%	4,531	5.0%	20.05
2015	59	215,840	3.4%	3,804	4.2%	17.62
2016	88	338,693	5.4%	5,371	6.0%	15.86
Thereafter	281	5,000,873	80.0%	67,027	74.5%	13.40

Leased Total	662	6,256,895	100.0%	$90,057	100.0%	$14.39

(a)	Represents the base rent in place at the time of lease expiration.
(b)	Includes month-to-month leases.

The following table sets forth our top five tenants in our portfolio based on annualized base rent for leases commenced on or prior to March 31, 2012 and does not include multi-family leases.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent per Square Foot
Kohl’s	6	512,623	7.8%	$5,391	6.1%	$10.52
Publix Super Markets	7	336,719	5.1%	3,747	4.2%	11.13
PetSmart	12	231,370	3.5%	3,605	4.1%	15.58
Best Buy	5	167,839	2.6%	2,620	3.0%	15.61
Lowe’s	2	312,668	4.8%	2,575	2.9%	8.24

Top Five Tenants	32	1,561,219	23.8%	$17,938	20.3%	$11.49

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases commenced on or prior to March 31, 2012.

Tenant Type	Gross Leasable Area - Square Footage	Percent of Total Gross Leasable Area
Department	967,384	14.7%
Home goods	741,786	11.3%
Grocery	703,154	10.7%
Clothing and accessories	532,767	8.1%
Sporting goods	474,221	7.2%
Restaurants and fast food	408,138	6.2%
Dollar stores and off price clothing	364,259	5.5%
Lifestyle, health clubs, books and phones	333,294	5.1%
Multi-family	324,936	4.9%
Pet supplies	294,470	4.5%
Consumer services, salons, cleaners and banks	289,476	4.4%
Commercial office	208,030	3.2%
Art supplies, crafts and hobby shops	198,135	3.0%
Electronic	189,423	2.9%
Shoes	178,543	2.7%
Health, doctors and health food	166,172	2.5%
Office supplies	134,763	2.0%
Other	74,236	1.1%

Total	6,583,187	100.0%

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

Contractual Obligations

During the three months ended March 31, 2012, we closed on $73,731 of mortgage loans with a weighted average stated interest rate per annum of 4.46%, and a weighted average maturity of 9.6 years.

As of March 31, 2012, we had outstanding commitments to fund approximately $6,822 into the Temple Terrace joint venture for a redevelopment project. We intend to fund these outstanding commitments with proceeds from our Offering.

We have provided a partial guarantee on four loans of our subsidiaries. Two loans are recourse for 50% of the unpaid principal from time to time and 100% of unpaid interest. As of March 31, 2012, the outstanding principal balance on these two loans totaled $40,500. One additional loan is recourse for $2,200 of unpaid principal and interest and another loan is recourse for a total of $25,000 of the unpaid principal and 100% of unpaid interest.

From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of March 31, 2012 and December 31, 2011, we had a liability of $32,796 and $25,290, respectively, recorded on the consolidated balance sheet as deferred investment property acquisition obligations. The maximum potential payment is $39,178 at March 31, 2012.

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

	March 31, 2012	December 31, 2011
Total assets	$1,219,796	$1,010,386
Mortgages, credit facility and securities margin payable	$550,823	$464,956

	For the three months ended March 31,
	2012	2011
Total income	$24,205	$11,608
Net income (loss) attributable to common stockholders	$338	$(154)
Net income (loss) attributable to common stockholders per common share, basic and diluted (a)	$0.01	$(0.01)
Distributions declared to common stockholders	$9,573	$4,457
Distributions per weighted average common share (a)	$0.15	$0.15
Cash flows provided by operating activities	$10,561	$4,835
Cash flows used in investing activities	$(166,269)	$(177,433)
Cash flows provided by financing activities	$193,091	$167,101
Weighted average number of common shares outstanding, basic and diluted	64,164,709	30,128,389

(a)	The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the three months ended March 31, 2012 and 2011, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year ended or period.

Subsequent Events

We have evaluated events and transactions that have occurred subsequent to March 31, 2012 for potential recognition and disclosure in the consolidated financial statements in this Quarterly Report.

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2012 through the close of business on May 31, 2012. Distributions were declared in a daily amount equal to $0.001639344 per share, which if paid each day for a 366-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•

In April 2012, total distributions declared for the month of March 2012 were paid in the amount equal to $3,494, of which $1,388 was paid in cash and $2,106 was reinvested through the Company’s DRP, resulting in the issuance of an additional 221,654 shares of common stock.

•

In May 2012, total distributions declared for the month of April 2012 were paid in the amount equal to $3,673, of which $1,453 was paid in cash and $2,220 was reinvested through the Company’s DRP, resulting in the issuance of an additional 233,670 shares of common stock.

On April 3, 2012, our wholly owned subsidiary acquired a fee simple interest in a 79,700 square foot retail property known as Eastside Junction located in Athens, Alabama. We purchased this property from an unaffiliated third party for approximately $11,236.

On April 12, 2012, we entered into a $4,950 loan secured by a first mortgage on Shoppes at Hawk Ridge. This loan bears interest at a fixed rate equal to 5.25% per annum, and matures on April 12, 2017.

On April 30, 2012, our wholly owned subsidiary acquired a fee simple interest in a 40,207 square foot retail property known as Shops at Julington Creek located in Jacksonville, Florida. We purchased this property from an unaffiliated third party for approximately $7,522 not including a contingent earnout component of $1,329.

On May 3, 2012, our wholly owned subsidiary acquired a fee simple interest in three Dollar General Stores totaling 40,299 square feet in the aggregate located in Slocomb, Alabama; Clanton, Alabama; and Lillian, Alabama. We purchased these properties from an unaffiliated third party for approximately $5,081.

On May 3, 2012, we entered into a $6,270 loan secured by a first mortgage on Eastside Junction. This loan bears interest at a fixed rate equal to 4.60% per annum, and matures on June 1, 2022.

On May 9, 2012, we entered into a $20,300 loan secured by a first mortgage on Shoppes at Branson Hills. This loan bears interest at a variable rate equal to 30-day LIBOR plus 2.25%, and matures on May 9, 2017. Concurrent with closing, we entered into a $10,150 interest rate swap associated with this loan. We will be making the fixed-rate payment over the life of the agreement and the counterparty will be paying the variable rate payment. This swap effectively hedges the interest payment to a fixed rate equal to 3.38% per annum, and matures on May 9, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Dollar amounts are stated in thousands

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. Including derivative financial instruments, we currently have limited exposure to financial market risks through fixing our interest rates on all long-term debt as of March 31, 2012 except one mortgage payable, the securities margin payable and the Credit Facility. As of March 31, 2012, we had outstanding debt, which is subject to fixed interest rates and variable rates of $485,723 and $63,898, respectively, bearing interest at weighted average interest rates equal to 5.04% per annum and 2.08% per annum, respectively.

If market rates of interest on all floating rate debt as of March 31, 2012 permanently increased by 1% (100 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $639 annually. If market rates of interest on all floating rate debt as of March 31, 2012 permanently decreased by 1% (100 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by the same amount.

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

While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of March 31, 2012.

	Cost	Fair Value	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity securities	$22,083	$22,513	$24,764	$20,262
Debt securities	9,001	9,047	9,952	8,142

Total marketable securities	$31,084	$31,560	$34,716	$28,404

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of March 31, 2012:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of March 31, 2012
March 11, 2011	April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350		$(486)
June 22, 2011	June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	$13,359		$(563)
October 28, 2011	November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	$10,837		$(231)

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Dollar amounts are stated in thousands, except per share amounts.

Item 1. Legal Proceedings

We are not a party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A. Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In addition, our credit agreement, dated November 1, 2010, with KeyBank National Association as administrative agent for itself and any other lenders which may become parties to the agreement (the “Credit Facility”), imposes limits on our ability to pay distributions. More specifically, without lender consent, we may not declare and pay distributions if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter (and beginning with our fiscal quarter ending March 31, 2012, for the past four fiscal quarters) would exceed 95% of our funds from operations, or “FFO,” for that period. For the fiscal quarter ended March 31, 2012, distributions did not exceed 95% of our FFO. Even if we are able to obtain lender consent to pay such distributions, any distributions that exceed cash flows from operations or FFO will likely not be sustainable for a significant period of time.

Geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of March 31, 2012, approximately 20.5%, 8.4% and 8.0% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida, North Carolina and Virginia, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.

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

As of March 31, 2012, we had sold the following securities in our Offering for the following aggregate offering prices:

•	69,219,524 shares, equal to $688,830 in aggregate gross offering proceeds, in our “best efforts” offering; and

•	2,597,075 shares, equal to $24,672 in aggregate gross offering proceeds, pursuant to the DRP.

As of March 31, 2012, we have incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs to related parties (1)	$67,883
Offering costs paid to non-related parties	9,068

Total offering costs	$76,951

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through March 31, 2012, the net offering proceeds to us from the Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $633,036. As of March 31, 2012, we had used $518,368 of these net proceeds to purchase, and to fund capital improvements on, interests in real estate, and $16,075 to invest in marketable securities. The remaining net proceeds were held as cash at March 31, 2012.

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

The table below outlines the shares of common stock we repurchased, all of which were repurchased pursuant to our share repurchase program during the quarter ended March 31, 2012.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2012	62,577	$9.57	62,577	(1)
February 2012	23,070	$9.56	23,070	(1)
March 2012	87,949	$9.56	87,949	(1)

Total	173,596	$9.57	173,596	(1)

(1)	A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President and principal executive officer		Treasurer and principal financial officer
Date:	May 14, 2012	Date:	May 14, 2012

Exhibit Index

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2	Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.2	Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2010 (file number 333-153356))

4.3	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1	First Modification of Note, Loan Agreement and Other Loan Documents, dated as of March 13, 2012, by and among Inland Diversified Virginia Beach Landstown, L.L.C., as borrower, Bank of America, N.A., as lender, and Inland Diversified Real Estate Trust, Inc. as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 19, 2012)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	First Amendment to the Amended and Restated Share Repurchase Program of Inland Diversified Real Estate Trust, Inc., effective November 1, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the Securities and Exchange Commission on May 14, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (1)

*	Filed as part of this Quarterly Report on Form 10-Q.

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.