Form 10-Q
period 2012-06-30
Inland Diversified Real Estate Trust, Inc.
filed 2012-08-10
CIK 1438897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-53945

Inland Diversified Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of August 1, 2012, there were 98,288,035 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Item 1. Financial Statements
INLAND DIVERSIFIED REAL ESTATE TRUST, INC
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
Assets	(unaudited)
Investment properties (note 3):
Land	251,816	$170,459
Building and improvements	874,965	632,187
Construction in progress	44	69
Total	1,126,825	802,715
Less accumulated depreciation	(33,174)	(20,044)
Net investment properties	1,093,651	782,671
Cash and cash equivalents	160,640	60,254
Restricted cash and escrows (note 2)	6,884	4,550
Investment in marketable securities (note 6)	36,029	17,903
Investment in unconsolidated entities (notes 5 and 8)	487	232
Accounts and rents receivable (net of allowance of $721 and $479, respectively)	8,929	5,639
Acquired lease intangibles, net (note 2)	170,628	131,456
Deferred costs, net	6,300	5,390
Other assets	2,820	2,291
Total assets	$1,486,368	$1,010,386
Liabilities and Equity
Mortgages, credit facility and securities margin payable (note 9)	650,099	$464,956
Accrued offering expenses	382	211
Accounts payable and accrued expenses	3,459	2,717
Distributions payable	4,303	2,911
Accrued real estate taxes payable	5,978	2,684
Deferred investment property acquisition obligations (note 13)	30,808	25,290
Other liabilities	15,101	6,553
Acquired below market lease intangibles, net (note 2)	25,518	17,505
Due to related parties (note 8)	2,592	1,909
Total liabilities	738,240	524,736
Commitments and contingencies
Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 2,460,000,000 shares authorized, 90,129,431 and 58,431,177 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	90	58
Additional paid in capital, net of offering costs of $95,563 and $64,127 as of June 30, 2012 and December 31, 2011, respectively	805,046	521,025
Accumulated distributions and net loss	(58,419)	(38,067)
Accumulated other comprehensive loss	(606)	(1,763)
Total Company stockholders’ equity	746,111	481,253
Noncontrolling interests	2,017	4,397
Total equity	748,128	485,650
Total liabilities and equity	$1,486,368	$1,010,386

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Other Comprehensive Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income:
Rental income	$23,340	$13,558	$42,903	$22,479
Tenant recovery income	5,296	3,329	9,259	5,705
Other property income	543	258	1,222	569
Total income	29,179	17,145	53,384	28,753
Expenses:
General and administrative expenses	968	900	1,935	1,377
Acquisition related costs	1,197	613	1,632	1,369
Property operating expenses	4,571	2,807	8,752	4,904
Real estate taxes	3,260	2,058	5,983	3,554
Depreciation and amortization	11,251	7,263	20,624	11,509
Business management fee-related party (note 8)	500	500	500	500
Total expenses	21,747	14,141	39,426	23,213
Operating income	7,432	3,004	13,958	5,540
Interest and dividend income	587	153	974	286
Realized gain (loss) on sale of marketable securities	2	(9)	2	(13)
Interest expense	(7,273)	(4,681)	(13,847)	(7,392)
Equity in income of unconsolidated entities	246	74	255	27
Net income (loss)	994	(1,459)	1,342	(1,552)
Less: net income attributable to noncontrolling interests	(4)	(28)	(14)	(89)
Net income (loss) attributable to common stockholders	$990	$(1,487)	$1,328	$(1,641)
Net income (loss) attributable to common stockholders per common share, basic and diluted (note 12)	$0.01	$(0.04)	$0.02	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	81,159,713	38,231,644	72,662,352	34,202,401
Comprehensive income:
Net income (loss)	$994	$(1,459)	$1,342	$(1,552)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	867	(97)	1,814	71
Unrealized loss on derivatives	(668)	(235)	(655)	(258)
(Gain) loss reclassified into earnings from other comprehensive income on the sale of marketable securities	(2)	9	(2)	13
Comprehensive income (loss)	1,191	(1,782)	2,499	(1,726)
Less: comprehensive income attributable to noncontrolling interests	(4)	(28)	(14)	(89)
Comprehensive income (loss) attributable to common stockholders	$1,187	$(1,810)	$2,485	$(1,815)

See accompanying notes to consolidated financial statements.

Inland Diversified Real Estate Trust, Inc.
Consolidated Statement of Equity
For the six months ended June 30, 2012
(Dollars in thousands)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2012	58,431,177	$58	$521,025	$(38,067)	$(1,763)	$4,397	$485,650
Distributions declared	—	—	—	(21,680)	—	—	(21,680)
Distributions paid to noncontrolling interests	—	—	—	—	—	(2,394)	(2,394)
Proceeds from offering	30,876,107	31	307,437	—	—	—	307,468
Offering costs	—	—	(31,436)	—	—	—	(31,436)
Proceeds from distribution reinvestment plan	1,290,469	1	12,258	—	—	—	12,259
Shares repurchased	(468,322)	—	(4,429)	—	—	—	(4,429)
Discounts on shares issued to affiliates (note 8)	—	—	191	—	—	—	191
Unrealized gain on marketable securities	—	—	—	—	1,814	—	1,814
Unrealized loss on derivatives	—	—	—	—	(655)	—	(655)
Gain reclassified into earnings from other comprehensive income on the sale of marketable securities	—	—	—	—	(2)	—	(2)
Net income	—	—	—	1,328	—	14	1,342
Balance at June 30, 2012	90,129,431	$90	$805,046	$(58,419)	$(606)	$2,017	$748,128

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operations:
Net income (loss)	$1,342	$(1,552)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,624	11,509
Amortization of debt premium and financing costs	558	341
Amortization of acquired above market leases	2,081	1,330
Amortization of acquired below market leases	(680)	(368)
Straight-line rental income	(1,178)	(751)
Equity in income of unconsolidated entities	(255)	(27)
Discount on shares issued to affiliates	191	40
Payment of leasing fees	(96)	(31)
Realized (gain) loss on sale of marketable securities	(2)	13
Changes in assets and liabilities:
Restricted escrows	(85)	1,530
Accounts and rents receivable, net	(2,050)	(1,031)
Other assets	(415)	362
Accounts payable and accrued expenses	741	621
Accrued real estate taxes payable	2,978	2,592
Other liabilities	75	(879)
Due to related parties	512	(278)
Net cash flows provided by operating activities	24,341	13,421

Cash flows from investing activities:
Purchase of investment properties	(301,329)	(350,860)
Capital expenditures and tenant improvements	(364)	(529)
Purchase of marketable securities	(16,383)	(2,111)
Sale of marketable securities	70	355
Restricted escrows	(1,768)	6,617
Investment in unconsolidated entities	—	63
Net cash flows used in investing activities	(319,774)	(346,465)

Cash flows from financing activities:
Proceeds from offering	307,468	153,356
Proceeds from the distribution reinvestment plan	12,259	5,916
Shares repurchased	(4,429)	(553)
Payment of offering costs	(31,163)	(16,828)
Proceeds from mortgages payable	131,721	209,861
Principal payments on mortgage payable	(11,478)	(14,839)
Proceeds from credit facility	—	34,000
Principal payments on credit facility	—	(28,000)
Proceeds from securities margin debt	16,422	2,122
Principal payments on securities margin debt	(826)	(559)
Payment of loan fees and deposits	(1,474)	(2,131)
Distributions paid	(20,287)	(9,453)
Distributions paid to noncontrolling interests	(2,394)	(41)
Net cash flows provided by financing activities	395,819	332,851

Net increase (decrease) in cash and cash equivalents	100,386	(193)
Cash and cash equivalents, at beginning of period.	60,254	40,901
Cash and cash equivalents, at end of period.	$160,640	$40,708

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(continued)
(unaudited)

	Six months ended June 30,
	2012	2011
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$81,357	$68,130
Building and improvements	242,432	318,871
Acquired in-place lease intangibles	39,889	45,805
Acquired above market lease intangibles	7,838	8,969
Acquired below market lease intangibles	(8,693)	(7,594)
Assumption of mortgage debt at acquisition	(49,391)	(63,295)
Non-cash mortgage premium	—	(1,588)
Tenant improvement payable	(44)	(55)
Deferred investment property acquisition obligations	(9,637)	(23,070)
Payments related to deferred investment property acquisition obligations	4,736	6,576
Accounts payable and accrued expenses	—	(327)
Other liabilities	(6,950)	(2,039)
Deferred costs	—	105
Accounts and rents receivable	62	—
Other assets	46	1,282
Accrued real estate taxes payable	(316)	(910)
Purchase of investment properties	$301,329	$350,860
Cash paid for interest	$12,748	$5,837
Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$4,303	$2,012
Contributions from sponsor – forgiveness of debt	$—	$1,500

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (unaudited)
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

(1) Organization
Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was formed on June 30, 2008 (inception) to acquire and develop a diversified portfolio of commercial real estate investments located in the United States and Canada. The Company has entered into a Business Management Agreement (the “Agreement”) with Inland Diversified Business Manager & Advisor, Inc. (the “Business Manager”), to be the Business Manager to the Company. The Business Manager is a related party to our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”). In addition, Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group, Inc. (collectively, the “Real Estate Managers”), serve as the Company’s real estate managers. The Company is authorized to sell up to 500,000,000 shares of common stock (“Shares”) at $10.00 each in an initial public offering (the “Offering”) which commenced on August 24, 2009 and up to 50,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”). The Company will close the "best efforts" offering on August 23, 2012.
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
At June 30, 2012, the Company owned 79 retail properties and three office properties collectively totaling 7.2 million square feet and two multi-family properties totaling 420 units. As of June 30, 2012, the portfolio had a weighted average physical occupancy and economic occupancy of 95.1% and 97.5%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it owns the entire property. The Company is not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement (note 13).
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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

Consolidation
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and entities in which the Company has a controlling financial interest. Interests of third parties in these consolidated entities are reflected as noncontrolling interests in the accompanying consolidated financial statements. Wholly owned subsidiaries generally consist of limited liability companies (LLCs). All intercompany balances and transactions have been eliminated in consolidation.
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
Restricted Cash and Escrows
Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors in the amounts of $2,139 and $1,657 as of June 30, 2012 and December 31, 2011, respectively, relating to shares of the Company to be purchased by such investors, which settlement has not occurred as of the balance sheet date. Restricted escrows of $4,745 and $2,893 as of June 30, 2012 and December 31, 2011, respectively, primarily consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts (note 13).
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
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

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
Depreciation expense is computed using the straight-line method. Building and improvements are depreciated based upon estimated useful lives of 30 years and 5-15 years for furniture, fixtures and equipment and site improvements.
Tenant improvements are amortized on a straight-line basis over the shorter of the life of the asset or the term of the related lease as a component of depreciation and amortization expense. Leasing fees are amortized on a straight-line basis over the term of the related lease as a component of depreciation and amortization expense. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the term of the related loans as a component of interest expense.
Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.
Depreciation expense was $7,181 and $3,885 for the three months ended June 30, 2012 and 2011, respectively and $13,130 and $6,200 for the six months ended June 30, 2012 and 2011, respectively.
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
The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $1,105 and $876 was recorded as a reduction to rental income for the three months ended June 30, 2012 and 2011, respectively and $2,081 and $1,330 for the six months ended June 30, 2012 and 2011, respectively. Amortization pertaining to the below market lease value of $386 and $221 was recorded as an increase to rental income for the three months ended June 30, 2012 and 2011, respectively and $680 and $367 for the six months ended June 30, 2012 and 2011, respectively.
The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $3,474 and $2,582 for the three months ended June 30, 2012 and 2011, respectively and $6,473 and $4,413 for the six months ended June 30, 2012 and 2011, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of June 30, 2012, no amount has been allocated to customer relationship value.
The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Intangible assets:
Acquired in-place lease value	$158,855	$119,287
Acquired above market lease value	35,132	27,563
Accumulated amortization	(23,359)	(15,394)
Acquired lease intangibles, net	$170,628	$131,456
Intangible liabilities:
Acquired below market lease value	$27,336	$18,657
Accumulated amortization	(1,818)	(1,152)
Acquired below market lease intangibles, net	$25,518	$17,505
As of June 30, 2012, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 13, 12 and 23 years, respectively.
Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2012 for each of the five succeeding years is as follows:

	In-place leases	Above market leases	Below market leases
2012 (remainder of year)	$7,325	$2,068	$773
2013	14,248	3,771	1,495
2014	13,961	3,287	1,474
2015	13,961	3,162	1,394
2016	13,465	2,995	1,311
Thereafter	77,789	14,596	19,071
Total	$140,749	$29,879	$25,518
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
The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

strategic plan the Company uses to manage its underlying business. However assumptions and estimates about future cash flows, including comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions which impact the discounted cash flow approach to determining value are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analysis could impact these assumptions and result in future impairment charges of the real estate properties.
During the three and six months ended June 30, 2012 and 2011, the Company incurred no impairment charges.
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

•
future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and duration of the decline in the value of the securities

During the three and six months ended June 30, 2012 and 2011, the Company incurred no other-than-temporary impairment charges.
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
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

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
(3) Acquisitions in 2012

Date Acquired	Property Name	Location	Property Segment	Square Footage/Units	Approximate Purchase Price
1st Quarter
01/05/12	Dollar General Market	Port St. Joe, FL	Retail	20,707	$3,590
03/08/12	Hamilton Crossing (1)	Alcoa, TN	Retail	179,858	30,098
03/09/12	Dollar General - Buffalo	Buffalo, NY	Retail	10,566	1,350
03/09/12	Shoppes at Branson Hills (1)	Branson, MO	Retail	348,700	38,528
03/23/12	Shoppes at Hawk Ridge	Lake St. Louis, MO	Retail	75,951	9,900
03/28/12	Bayonne Crossing (1)	Bayonne, NJ	Retail	356,647	67,875

2nd Quarter
04/03/12	Eastside Junction	Athens, GA	Retail	79,700	11,236
04/30/12	Shops at Julington Creek (1)	Jacksonville, FL	Retail	40,207	7,522
05/03/12	Dollar General Store	Lillian, AL	Retail	9,026	1,025
05/03/12	Dollar General Market	Slocomb, AL	Retail	20,707	2,839
05/03/12	Dollar General Store	Clanton, AL	Retail	10,566	1,216
05/17/12	Bank Branch Portfolio - 9 properties	FL, GA, NC, OH	Retail	42,882	18,636
05/18/12	Dollar General Store	Marbury, AL	Retail	9,026	1,055
05/18/12	Dollar General Store	Gilbertown, AL	Retail	12,406	1,324
05/23/12	Elementis Worldwide Global HQ	East Windsor, NJ	Office	65,552	17,625
06/04/12	One Webster	Chelsea, MA	Multi-family	120 Units	23,447
06/12/12	South Elgin Commons	Elgin, IL	Retail	128,000	24,986
06/13/12	Walgreens NE Portfolio - 9 properties	CT, MA, NH, NJ	Retail	134,618	65,262
06/18/12	Saxon Crossing	Orange City, FL	Retail	119,894	20,730
		Total		1,665,013 Sq Ft. and 120 Units	$348,244

(1)	There is an earnout component associated with this acquisition that is not included in the approximate purchase price (note 13).
During the six months ended June 30, 2012, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $348,244. The Company financed these acquisitions with net proceeds from the Offering and through the borrowing of $131,721 and debt assumption of $49,391 secured by first mortgages and on the properties.
The Company incurred $1,224 and $662 during the three months ended June 30, 2012 and 2011, respectively and $2,020 and $1,418 for the six months ended June 30, 2012 and 2011, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statements of operations and other comprehensive income and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates. The Company does not pay acquisition fees to its Business Manager or its affiliates.
For properties acquired during the six months ended June 30, 2012, the Company recorded revenue of $5,916 and property net income of $1,075 not including expensed acquisition related costs.
The following table presents certain additional information regarding the Company’s acquisitions during the six months ended June 30, 2012. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 13)
Dollar General Market	$793	$2,170	$627	$—	$—
Hamilton Crossing	2,825	24,287	3,975	—	989
Dollar General – Buffalo	240	977	133	—	—
Shoppes at Branson Hills	8,247	27,366	7,080	3,424	857
Shoppes at Hawk Ridge	2,709	5,416	1,691	19	—
Bayonne Crossing	20,911	47,545	9,335	3,110	6,806
Eastside Junction	1,856	8,805	1,059	483	—
Shops at Julington Creek	2,247	5,578	685	11	985
Dollar General Store - Lillian	318	575	132	—	—
Dollar General Market - Slocomb	608	1,898	333	—	—
Dollar General Store - Clanton	389	656	171	—	—
9 Bank Branch Portfolio	6,433	9,256	2,947	—	—
Dollar General Store - Marbury	231	685	139	—	—
Dollar General Store - Gilbertown	123	1,008	193	—	—
Elementis Worldwide Global HQ	1,089	12,327	4,209	—	—
One Webster	3,462	19,243	690	—	—
South Elgin Commons	3,771	18,314	3,465	563	—
Walgreens NE Portfolio - 9 properties (1)	21,650	41,771	8,120	1,060	—
Saxon Crossing	3,455	14,555	2,743	23	—
Total	$81,357	$242,432	$47,727	$8,693	$9,637

(1)	The Company assumed mortgages payable and an interest rate swap agreement associated with the acquisition of these properties (note 9).
The following condensed pro forma consolidated financial statements for the three and six months ended June 30, 2012, include pro forma adjustments related to the acquisitions during 2012 considered material to the consolidated financial statements which were Palm Coast Landing, Bayonne Crossing, Shoppes at Branson Hills, Walgreens NE Portfolio, Saxon Crossing, and South Elgin Commons which are presented assuming the acquisitions had been consummated as of January 1, 2011.
The condensed pro forma consolidated financial statements for the three and six months ended June 30, 2011, include pro forma adjustments related to the acquisitions during 2012 and 2011 considered material to the consolidated financial statements which were Northcrest Shopping Center, Prattville Town Center, Landstown Commons, University Town Center, Perimeter Woods, Draper Peaks, Shoppes at Prairie Ridge, Fairgrounds Crossing, Mullins Crossing, Palm Coast Landing, Shoppes at Branson Hills, Walgreens NE Portfolio, Saxon Crossing, and South Elgin Commons. Bayonne Crossing was a developmental property that was not stabilized until late 2011. For the three and six months ended June 30, 2011 for pro forma disclosure purposes, this property is not considered material since it had minimal operations and no pro forma adjustments were made for Bayonne Crossing.
The 2011 acquisitions are presented assuming the acquisitions had been consummated as of January 1, 2010.
On a pro forma basis, the Company assumes the common shares outstanding as of June 30, 2012 were outstanding as of January 1, 2011. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2012 and 2011 acquisitions had been consummated as of January 1, 2011 and 2010, respectively, nor does it purport to represent the results of operations for future periods.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

	For the three months ended June 30, 2012
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$29,179	$1,519	$30,698
Net income (loss) attributable to common stockholders	$990	$(40)	$950

Net income attributable to common stockholders per common share, basic and diluted	$0.01		$0.01
Weighted average number of common shares outstanding, basic and diluted	81,159,713		90,129,431

	For the three months ended June 30, 2011
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$17,145	$7,507	$24,652
Net loss attributable to common stockholders	$(1,487)	$(1,010)	$(2,497)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.04)		$(0.03)
Weighted average number of common shares outstanding, basic and diluted	38,231,644		90,129,431

	For the six months ended June 30, 2012
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$53,384	$5,755	$59,139
Net income (loss) attributable to common stockholders	$1,328	$(115)	$1,213

Net income attributable to common stockholders per common share, basic and diluted	$0.02		$0.01
Weighted average number of common shares outstanding, basic and diluted	72,662,352		90,129,431

	For the six months ended June 30, 2011
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$28,753	$18,800	$47,553
Net loss attributable to common stockholders	$(1,641)	$(2,375)	$(4,016)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.05)		$(0.04)
Weighted average number of common shares outstanding, basic and diluted	34,202,401		90,129,431

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

(4) Operating Leases
Minimum lease payments to be received under operating leases including ground leases, and excluding two multi-family properties (lease terms of twelve-months or less) as of June 30, 2012 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2012 (remainder of year)	$49,140
2013	94,107
2014	88,693
2015	84,929
2016	80,943
Thereafter	863,520
Total	$1,261,332
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
(5) Unconsolidated Joint Venture
The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is owned in equal proportions by the Company and three other REITs sponsored by the Company’s Sponsor, Inland Real Estate Corporation, Retail Properties of America, Inc., and Inland American Real Estate Trust, Inc. and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services Inc. The Insurance Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $100 of property insurance and $100 of general liability insurance. The Company entered into the Insurance Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program. This entity is considered to be a variable interest entity (VIE) as defined in U.S. GAAP and the Company is not considered to be the primary beneficiary. Therefore, this investment is accounted for utilizing the equity method of accounting. The Company's risk of loss is limited to its investment and is not required to fund additional capital to the entity.

			Investment at
Joint Venture	Description	Ownership %	June 30, 2012	December 31, 2011
Oak Property & Casualty LLC	Insurance Captive	25%	$486	$231
The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $246 and $255 for the three and six months ended June 30, 2012, respectively, and income of $74 and $27 for the three and six months ended June 30, 2011, respectively.
On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.
(6) Investment in Marketable Securities
Investment in marketable securities of $36,029 and $17,903 at June 30, 2012 and December 31, 2011, respectively, consists of

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

primarily preferred and common stock and corporate bond investments in other publicly traded REITs which are classified as available-for-sale securities and recorded at fair value.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company had net unrealized gains of $867 and $1,814 for the three and six months ended June 30, 2012, respectively, and net unrealized (losses) gains of $(97) and $71 for the three and six months ended June 30, 2011, respectively, which have been recorded as other comprehensive income in the accompanying consolidated statements of operations and other comprehensive income.
Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis or first-in, first-out basis. For the three and six months ended June 30, 2012, the Company had realized gains of $2 and for the three and six months June 30, 2011, the Company had realized losses of $(9) and $(13), respectively, which has been recorded as realized gain (loss) on sale of marketable securities in the accompanying consolidated statements of operations and other comprehensive income.
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
(7) Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties approximates their fair values at June 30, 2012 and December 31, 2011 due to the short maturity of these instruments.
All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2 – “Fair Value Measurements.”
The following table presents the Company’s assets and liabilities, measured at fair value on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total
June 30, 2012
Asset - investment in marketable securities	$26,806	$9,223	$—	$36,029
Liability - interest rate swap	$—	$7,140	$—	$7,140
December 31, 2011
Asset - investment in marketable securities	$11,558	$6,345	$—	$17,903
Liability - interest rate swap	$—	$1,293	$—	$1,293
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
The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $633,211 and $463,663 at June 30, 2012 and December 31, 2011, respectively, and its estimated fair value was $643,713 and $470,569 as of at June 30, 2012 and December 31, 2011. The Company’s carrying amount of variable rate borrowings on the credit facility and securities margin payable approximates their fair values at June 30, 2012 and December 31,

2011.

(8) Transactions with Related Parties
The Company has an investment in an insurance captive entity with other REITs sponsored by our Sponsor. The entity is included in the Company’s disclosure of Unconsolidated Joint Venture (note 5) and is included in investment in unconsolidated entities on the accompanying consolidated balance sheets.
As of June 30, 2012 and December 31, 2011, the Company owed a total of $2,592 and $1,909, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.
At June 30, 2012 and December 31, 2011, the Company held $629 and $571, respectively, in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.
The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1 at June 30, 2012 and December 31, 2011, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.
The following table summarizes the Company’s related party transactions for three and six months ended June 30, 2012 and 2011.

		For the three months ended June 30,		For the six months ended June 30,		Unpaid amounts as of
		2012	2011	2012	2011	June 30, 2012	December 31, 2011
General and administrative:
General and administrative reimbursement	(a)	$333	$229	$597	$301	$625	$730
Loan servicing	(b)	39	21	74	33	—	—
Affiliate share purchase discounts	(c)	128	16	191	40	—	—
Investment advisor fee	(d)	66	19	119	34	23	13
Total general and administrative to related parties		$566	$285	$981	$408	$648	$743
Offering costs	(e)(f)	$17,872	$7,265	$30,003	$15,145	$228	$126
Acquisition related costs	(g)	630	343	1,036	571	492	316
Real estate management fees	(h)	1,221	699	2,282	1,208	—	—
Business management fee	(i)	500	500	500	500	500	—
Loan placement fees	(j)	147	248	299	349	—	—
Cost reimbursements	(k)	—	—	—	75	—	—
Sponsor noninterest bearing advances	(l)	—	—	—	(1,500)	724	724
Sponsor contributions to pay dividends	(l)	—	—	—	1,500	—	—

(a)
The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses and business management fee in the accompanying consolidated statements of operations and other comprehensive income.

(b)
A related party of the Business Manager provides loan servicing to the Company for an annual fee equal to .03% of the first $1,000 of serviced loans and .01% for serviced loans over $1,000. These loan servicing fees are paid monthly and are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.

(c)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 190,736 shares and 40,139 shares to related parties for the six months ended June 30, 2012 and 2011, respectively.

(d)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(e)
A related party of the Business Manager receives selling commissions equal to 7.5% of the sale price for each share sold and a marketing contribution equal to 2.5% of the gross offering proceeds from shares sold, the majority of which are reallowed (paid) to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds (which may, in the Company’s sole discretion, be paid or reimbursed from the marketing contribution or from issuer costs). In addition, our Sponsor, its affiliates and third parties are reimbursed for any issuer costs that they pay on our behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed (paid) as a marketing contribution, in an amount not to exceed 1.5% of the gross offering proceeds. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Such costs are offset against the stockholders’ equity accounts.

(f)
As of June 30, 2012, the Company had incurred $95,563 of offering costs, including $12,418 of issuer costs. Of the $95,563, $85,754 was paid or accrued to related parties, the majority of which was then reallowed (paid) to third party soliciting dealers. Pursuant to the terms of the Offering, issuer costs may not exceed 1.5% of the gross offering proceeds over the life of the Offering. In addition, the Business Manager has agreed to reimburse the Company all organization and offering expenses (including issuer costs, selling commissions and the marketing contribution) which together exceed 11.5% of gross offering proceeds over the life of the Offering. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Business Manager.

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

(i)
Subject to satisfying the criteria described below, the Company pays the Business Manager a quarterly business management fee equal to a percentage of the Company’s “average invested assets” (as defined in the business management agreement), calculated as follows:

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

(5)
Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time. This obligation to pay the accrued fee terminates if the Company acquires the Business Manager. For the six months ended June 30, 2012, the Business Manager was entitled to a business management fee in the amount equal to $3,434 of which $2,934 was permanently waived.

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
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

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

(l)
As of June 30, 2012 and December 31, 2011, the Company owed $724 to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of our Offering. These amounts are included in due to related parties on the accompanying consolidated balance sheets. On March 10, 2011, our Sponsor forgave $1,500 in liabilities related to non-interest bearing advances that were previously funded to the Company to cover a portion of distributions paid related to the three months ended December 31, 2010. For U.S. GAAP purposes, this forgiveness of debt was treated as a capital contribution from our Sponsor who has not received, and will not receive, any additional shares of our common stock for making this contribution. No additional contributions were made during the six months ended June 30, 2012.

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the six months ended June 30, 2012 and 2011.
As of June 30, 2012 and December 31, 2011, the Company had deposited cash of $3,179 and $3,171, respectively in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.
(9) Mortgages, Credit Facility, and Securities Margins Payable
As of June 30, 2012, the Company had the following mortgages payable o

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

utstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at June 30, 2012 (a)	Notes
09/25/2013	Landstown Commons	Daily LIBOR + 2.25%	$50,140	(b)
12/10/2018	Walgreens NE Portfolio - 9 properties	30-Day LIBOR + 2.20%	49,391	(c), (d)
04/01/2022	Bayonne Crossing	4.08%	45,000	(e)
09/01/2018	Perimeter Woods	6.02%	33,330	(c)
06/01/2015	The Landing at Tradition	4.25%	31,000	(f)
10/01/2015	Draper Peaks	5.74%	23,905	(c)
06/01/2015	Regal Court	5.30%	23,900
03/01/2022	Palm Coast Landing	5.00%	22,550
09/06/2016	Mullins Crossing	5.50%	21,928	(c)
05/09/2017	Shoppes at Branson Hills	30-Day LIBOR + 2.25%	20,300	(g)
06/01/2021	University Town Center	5.48%	18,690
01/01/2018	Colonial Square Town Center	5.50%	18,140	(h)
05/01/2021	Prattville Town Center	5.48%	15,930
05/01/2021	Northcrest Shopping Center	5.48%	15,780
10/06/2021	Fairgrounds Crossing	5.21%	13,453
06/22/2016	Shoppes at Prairie Ridge	30-Day LIBOR + 2.50%	13,359	(i)
07/01/2022	Saxon Crossing	4.65%	11,400
10/01/2017	The Crossings at Hillcroft	3.88%	11,370
10/21/2016	Fox Point	30-Day LIBOR + 2.25%	10,837	(j)
09/01/2020	Kohl’s at Calvine Pointe	5.70%	10,500	(k)
10/01/2020	Siemens’ Building	5.06%	10,250
12/01/2026	Elementis Worldwide Global HQ	4.88%	9,625
06/01/2015	Tradition Village Center	4.25%	9,500	(f)

11/05/2015	Kohl’s Bend River Promenade	30-Day LIBOR + 2.75%	9,350	(l)
06/01/2021	The Village at Bay Park	5.58%	9,183
11/01/2020	Time Warner Cable Div. HQ	5.18%	9,100
07/01/2021	Silver Springs	5.03%	8,800
04/01/2021	Lima Marketplace	5.80%	8,383
03/01/2021	Waxahachie Crossing	5.55%	7,750
05/10/2014	Publix Shopping Center	5.90%	6,994	(c)
01/01/2018	Shops at Village Walk	5.50%	6,860	(h)
06/01/2017	Pleasant Hill Commons	6.00%	6,800
01/01/2022	Harvest Square	4.65%	6,800
04/01/2021	Bell Oaks Shopping Center	5.59%	6,548
06/01/2022	Eastside Junction	4.60%	6,270
02/02/2017	Dollar General Portfolio	5.25%	6,181	(m)
07/06/2022	Merrimack Village Center	4.36%	5,445
09/01/2020	Lake City Commons	5.70%	5,200	(k)
07/01/2021	Walgreens – Lake Mary Plaza	5.10%	5,080
09/01/2020	Whispering Ridge	5.70%	5,000	(k)
04/12/2017	Shoppes at Hawk Ridge	5.25%	4,950	(n)
07/01/2021	Walgreens – Walgreens Plaza	5.30%	4,650
06/01/2041	Pick N Save Grocery Store	5.43%	4,490
07/01/2021	Walgreens – Heritage Square	5.10%	4,460
05/01/2041	Copps Grocery Store	5.43%	3,480
			$632,052

(a)	Principal balance does not include mortgage premium, net of $1,159.

(b)
The loan bears interest at a rate equal to daily LIBOR plus 2.25% (2.50%% as of June 30, 2012). The Company extended the loan until September 25, 2013 on March 14, 2012. The Company has provided a partial guarantee on this loan making it recourse for $25,000 of the unpaid principal and 100% of unpaid interest.

(c)
Loan was assumed from the seller at the time of closing. The Company has provided a partial guarantee on the Mullins Crossing loan making it recourse for $2,200 of the unpaid principal and unpaid interest.

(d)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.20% (2.44% as of June 30, 2012). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(e)
The loan bears interest at a fixed rate equal to 4.08% until March 31, 2015, 4.18% from April 1, 2015 until March 31, 2016, 4.33% from April 1, 2016 until March 31, 2019, and 4.43% from April 1, 2019 until April 1, 2022, the maturity date. Interest expense is recognized using the effective interest method base on effective interest rate of approximately 4.27%.

(f)
This loan bears interest at a fixed rate equal to 4.25% until May 31, 2013, 4.50% from June 1, 2013 until May 31, 2014 and 5.00% from June 1, 2014 until June 1, 2015, the maturity date. Interest expense is recognized using the effective interest method based on an effective interest rate of approximately 4.44%. This loan is secured by cross collateralized first mortgages by these two properties. The Company has provided a partial guarantee on this loan making it recourse for 50% of the unpaid principal and 100% of unpaid interest.

(g)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.25% (2.49% as of June 30, 2012). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(h)	Loan is secured by cross-collateralized first mortgages on these two properties.

(i)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.50% (2.74% as of June 30, 2012). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(j)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.25% (2.49% as of June 30, 2012). On October 28, 2011, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(k)	Mortgage payable is secured by cross-collateralized first mortgages on these three properties.

(l)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% (2.99% as of June 30, 2012). On March 11, 2011, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(m)	Loan is secured by cross collateralized first mortgages on ten Dollar General Properties.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

(n)	The Company has provided a partial guarantee on this loan making it recourse for $1,238 plus real estate taxes.
The principal amount of our mortgage loans outstanding as of June 30, 2012 and December 31, 2011 was $632,052 and $462,418, respectively, and had a weighted average stated interest rate of 4.83% and 5.06% per annum, respectively, which includes interest rate swaps. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets.
The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2012, all of the mortgages were current in payments and the Company was in compliance with such covenants.
On November 1, 2010, we entered into a credit agreement (as amended the “Credit Facility”), under which we may borrow, on an unsecured basis, up to $50,000. We have the right, provided that no default has occurred and is continuing, to increase the facility amount up to $150,000 with approval from the lender. The entire unpaid principal balance of all borrowings under the credit facility and all accrued and unpaid interest thereon will be due and payable in full on October 31, 2012, which date may be extended to October 31, 2013 subject to satisfaction of certain conditions, including the payment of an extension fee. We have the right to terminate the facility at any time, upon one day’s notice and the repayment of all of its obligations there under. We may borrow at rates equal to (1) the sum of (a) LIBOR, with a floor of 1.00% per annum, divided by an amount equal to one minus the then-current reserve requirement, plus (b) 3.50% per annum (referred to herein as a “LIBOR advance”) or (2) the Base Rate (as defined herein), plus a margin equal to 2.50% per annum (referred to herein as a “Base Rate advance”). As used herein, “Base Rate” means, for any day, the highest of: (i) the prime rate for that day; (ii) 2.00% per annum; (iii) the sum of the Federal Funds Effective Rate for that day plus 0.50% per annum; and (iv) the sum of LIBOR plus 1.00% per annum. We generally will be required to make interest-only payments, except that we may be required to make partial principal payments if we are unable to comply with certain debt covenants set forth in the Credit Facility. We also may, from time to time, prepay all or part of any Base Rate advance without penalty or premium, and may prepay any LIBOR advance subject to indemnifying each lender for any loss or cost incurred by it resulting therefrom. The Credit Facility requires compliance with certain covenants which the Company was in compliance with at June 30, 2012. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our material subsidiaries owning unencumbered properties. As of June 30, 2012 and December 31, 2011, no amounts were outstanding on the Credit Facility. The interest rate at June 30, 2012 was 4.50% per annum.
The Company has purchased a portion of its marketable securities through margin accounts. As of June 30, 2012 and December 31, 2011, the Company had a payable of $16,888 and $1,293, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of June 30, 2012 and December 31, 2011, the interest rate was 0.6% per annum. The securities margin payable is due upon the sale of the marketable securities.
 The following table shows the scheduled maturities of mortgages payable, Credit Facility and securities margin payable as of June 30, 2012 and for the next five years and thereafter:

	Mortgages Payable (1)	Securities Margin Payable	Total
2012 (remainder of year)	$269	$16,888	$17,157
2013	50,705	—	50,705
2014	7,512	—	7,512
2015	98,881	—	98,881
2016	45,755	—	45,755
Thereafter	428,930	—	428,930
Total	$632,052	$16,888	$648,940

(1)	Excludes mortgage premiums associated with debt assumed at acquisition of which a premium, net of $1,159, net of accumulated amortization, was outstanding as of June 30, 2012.
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
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

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
On May 9, 2012, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $10,150 and a maturity date of May 9, 2017 associated with the debt secured by a first mortgage on the Shoppes at Branson Hills property. This interest rate swap fixed 50% of the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 1.13% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 3.38%.
On June 13, 2012, the Company assumed at the time of acquisition a floating-to-fixed interest rate swap agreement with an original notional value of $49,391 and a maturity date of December 10, 2018 associated with the debt secured by a first mortgage on the Walgreens NE Portfolio - 9 properties. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 2.20% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 5.165%. At the time of acquisition, the swap was in a liability position with a fair market value of $5,219, which was recorded as part of the purchase price allocation.
The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As these interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with corresponding offsets to accumulated other comprehensive income. The interest rate swaps have been and are expected to remain highly effective for the term of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedges is reported in other income/expense. For the six months ended June 30, 2012 and 2011, the Company had $15 and $0, respectively of ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from accumulated other comprehensive income to interest expense in the next twelve months total $1,054.
The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$7,140	Other liabilities	$1,293
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the six months ended June 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(948)	$(308)	Interest Expense	$(293)	$(50)	Other Expense	$(15)	$—

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
The Company had no uncertain tax positions as of June 30, 2012 and December 31, 2011. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2012. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the six months ended June 30, 2012 and 2011. As of June 30, 2012, returns for the calendar years 2008, 2009 and 2010 remain subject to examination by U.S. and various state and local tax jurisdictions.
(11) Distributions
The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount equal to $0.001639344, which if paid each day for a 366-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share. During the six months ended June 30, 2012 and 2011, the Company declared cash distributions, totaling $21,680 and $10,176, respectively.
(12) Earnings (loss) per Share
Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of June 30, 2012 and 2011, the Company did not have any dilutive common share equivalents outstanding.
(13) Commitments and Contingencies
As of June 30, 2012, the Company had outstanding commitments to fund approximately $5,048 into the Temple Terrace joint venture. The Company intends on funding these commitments with proceeds from the Offering.
The acquisition of 15 of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from two to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments based on an estimate fair value at the date of acquisition using Level 3 inputs including lease-up period, market rents, probability of occupancy and discount rate.
Such amounts have been recorded as additional purchase price of those properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and other comprehensive income. The Company records changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive income. The maximum potential payment was $36,975 at June 30, 2012. The table below presents the change in the Company’s earnout liability for the six months ended June 30, 2012 and 2011.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

	For the six months ended June 30,
	2012	2011
Earnout liability – beginning of period	$25,290	$12,904
Increases:
Acquisitions	9,637	23,070
Amortization expense	1,005	890
Decreases:
Earnout payments	(4,736)	(6,576)
Other:
Adjustments to acquisition related costs	(388)	(49)
Earnout liability – end of period	$30,808	$30,239
The Company has provided a partial guarantee on five loans of our subsidiaries. Two loans are recourse for 50% of the unpaid principal and 100% of unpaid interest. As of June 30, 2012, the outstanding principal balance on these two loans totaled $40,500 (note 9). Additionally, One loan is recourse for $2,200 of unpaid principal and interest, one loan is recourse for a total of $25,000 of the unpaid principal and 100% of unpaid interest and one loan is recourse for $1,238 plus real estate taxes (note 9).
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
(14) Segment Reporting
The Company has one reportable segment as defined by U.S. GAAP for the three and six months ended June 30, 2012 and 2011. As the Company acquires additional properties in the future, we may add business segments and related disclosures if they become significant.
(15) Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2012 for potential recognition and disclosure in these consolidated financial statements.
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2012 through the close of business on September 30, 2012. Distributions were declared in a daily amount equal to $0.001639344 per share, which if paid each day for a 366-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•
In July 2012, total distributions declared for the month of June 2012 were paid in the amount equal to $4,303, of which $1,708 was paid in cash and $2,595 was reinvested through the Company’s DRP, resulting in the issuance of an additional 273,217 shares of common stock.

•
In August 2012, total distributions declared for the month of July 2012 were paid in the amount equal to $4,762, of which $1,888 was paid in cash and $2,874 was reinvested through the Company’s DRP, resulting in the issuance of an additional 302,570 shares of common stock.

On July 3, 2012, the Company acquired a fee simple interest in two Dollar General Stores totaling 18,102 square feet in the aggregate of retail properties located in Enterprise, Alabama and Odenville, Alabama. The Company purchased these properties from an unaffiliated third party for approximately $2,083.
On July 5, 2012, the Company acquired a fee simple interest in a 160,000 square foot industrial property known as Siemens Gas Turbine Service Division Building located in Deer Park, Texas. The Company purchased this property from an unaffiliated third party for approximately $17,800. Concurrent with closing, the Company entered into a $9,790 loan secured by a first mortgage on this property. This loan bears interest at a fixed rate equal to 4.726% per annum and matures on August 1, 2022.
On July 10, 2012, the Company entered into a $15,638 loan secured by a first mortgage on Hamilton Crossing. This loan bears interest at a fixed rate equal to 5.10% per annum, and matures on July 10, 2017.

On July 19, 2012, the Company acquired a fee simple interest in a portfolio of five convenience store properties containing 18,311 square feet of retail properties known as Virginia Convenience Store Portfolio located in various locations in Virginia. The Company purchased these properties from an unaffiliated third party for approximately $15,700. Concurrent with closing, the Company entered into a $8,635 loan secured by cross-collateralized first mortgages on these five properties. This loan bears interest at a fixed rate equal to 5.25% per annum, and matures on July 19, 2022.
On July 24, 2012, the Company entered into a $9,354 loan secured by cross-collateralized first mortgages on the Bank Branch Portfolio. This loan bears interest at a fixed rate equal to thirty-day LIBOR plus 2.20% per annum, and matures on July 23, 2017. Concurrent with closing, the Company entered into a $4,677 interest rate swap associated with the loan. The Company will be making the fixed-rate payment over the life of the agreement and the counterparty will be paying the variable rate payment. This swap effectively hedges the interest payment to a fixed rate equal to 3.087% per annum.
On July 31, 2012, the Company acquired a fee simple interest in a 256,815 square feet industrial property known as FedEx Center located in Houston, Texas. The Company purchased this property from an unaffiliated third party for approximately $39,300.
On August 1, 2012, the Company acquired a fee simple interest in a 117,875 square foot retail property known as BJ's at Richie Station located in Capital Heights, MD. The Company purchased this property from an unaffiliated third party for approximately $32,400. Concurrent with closing, the Company entered into a $17,820 loan secured by a first mortgage on this property. This loan bears interest at a fixed rate equal to 4.595% and matures on August 6, 2037.
On August 6, 2012, the Company acquired a fee simple interest in a 20,700 square feet retail property known as Dollar General Market located in Chandler, North Carolina. The Company purchased this property from an unaffiliated third party for approximately $3,300.
On August 7, 2012, the Company acquired a fee simple interest in a 259,996 square feet retail property known as Shops at Moore located in Moore, Oklahoma. The Company purchased this property from an unaffiliated third party for approximately $38,750. For pro forma purposes, the effects of Shops at Moore has not been included as the initial purchase price accounting was incomplete at the time the financial statements were issued.
On August 8, 2012, the Company entered into a $4,785 loan secured by a first mortgage on Shops at Julington Creek. This loan bears interest at a fixed rate equal to 4.60% per annum, and matures on September 1, 2022.
On August 9, 2012, the Company entered into a $12,925 loan secured by a first mortgage on One Webster. This loan bears interest at a fixed rate equal to 3.30% per annum, and matures on September 1, 2019.
The following condensed pro forma consolidated financial statements for the three and six months ended June 30, 2012 and 2011, include pro forma adjustments related to the acquisitions after June 30, 2012 considered material to the consolidated financial statements which were FedEx Center and BJ's at Richie Station which are presented assuming the acquisitions had been consummated as of January 1, 2011.
The pro forma financial information below includes the pro forma information as presented in Note 3 to the consolidated financial statements.
On a pro forma basis, the Company assumes the common shares outstanding as of August 1, 2012 were outstanding as of January 1, 2011. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2012 and 2011 acquisitions had been consummated as of January 1, 2011 and 2010, respectively, nor does it purport to represent the results of operations for future periods. Depreciation and amortization pro forma adjustments are based on preliminary purchase price allocations and are subject to change.

	For the three months ended June 30, 2012
	Note 3 - As Adjusted (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$30,698	$1,370	$32,068
Net income attributable to common stockholders	$950	$339	$1,289

Net income attributable to common stockholders per common share, basic and diluted	$0.01		$0.01
Weighted average number of common shares outstanding, basic and diluted	90,129,431		98,288,035

	For the three months ended June 30, 2011
	Note 3 - As Adjusted (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$24,652	$1,370	$26,022
Net (loss) income attributable to common stockholders	$(2,497)	$339	$(2,158)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.03)		$(0.02)
Weighted average number of common shares outstanding, basic and diluted	90,129,431		98,288,035

	For the six months ended June 30, 2012
	Note 3 - As Adjusted (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$59,139	$2,741	$61,880
Net income attributable to common stockholders	$1,213	$679	$1,892

Net income attributable to common stockholders per common share, basic and diluted	$0.01		$0.02
Weighted average number of common shares outstanding, basic and diluted	90,129,431		98,288,035

	For the six months ended June 30, 2011
	Note 3 - As Adjusted (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$47,553	$2,726	$50,279
Net (loss) income attributable to common stockholders	$(4,016)	$668	$(3,348)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.04)		$(0.03)
Weighted average number of common shares outstanding, basic and diluted	90,129,431		98,288,035

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
The following discussion and analysis relates to the three and six months ended June 30, 2012 and 2011 and as of June 30, 2012 and December 31, 2011. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report. Unless otherwise noted, all dollar amounts are stated in thousands, except share data, per share amounts, rent per square foot, and rent per unit.
Overview
We are a Maryland corporation sponsored by Inland Real Estate Investment Corporation ("IREIC" or the "Sponsor"), and formed to acquire and develop commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans made to third parties. Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders. At June 30, 2012, the Company owned 79 retail properties and three office properties collectively totaling 7.2 million square feet and two multi-family properties totaling 420 units. As of June 30, 2012, our portfolio had weighted average physical and economic occupancy of 95.1% and 97.5% respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement.
As of June 30, 2012, annualized base rent per square foot averaged $13.68 for all properties other than the multi-family properties and $11,538 per unit for the multi-family properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.
On August 24, 2009, we commenced an initial public offering (the “Offering”) of 500,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation. We also are offering up to 50,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan, or “DRP.” We will close the “best efforts” offering on August 23, 2012. However, on July 19, 2012, we filed a registration statement with the SEC, under which we will continue to issue shares to existing stockholders pursuant to the DRP. We elected to be taxed as a REIT commencing with the tax year ended December 31, 2009 and intend to continue to qualify as a REIT for federal income tax purposes.
Market Outlook
Financial markets continue to be influenced by the ongoing tug of war resulting from mixed signals in both the United States and world economies. For example, economic stimulus programs were instituted in the United States over the past three years to stimulate domestic growth. However, it is generally believed these programs have had only moderate success and that the lingering problems resulting from over-leveraged public and private sectors have constrained their intended benefits. In addition, at the end of 2011 and the beginning of 2012, it appeared that the U.S. economy had gained some momentum in job creation, a primary driver of economic growth. But, because so many companies have not committed to future expansion, while they maintain large cash reserves, the momentum in job creation has not been sustained.
Further, economic problems in Europe continue, as many of the countries in Europe are in a recession. Nations with the strongest economies in the European Union have provided loans to those countries which have been unable to meet their financial obligations. As part of these aid packages, the lender nations have typically demanded fiscal austerity from the borrowers. However, because of the recession, the same nations are working together to develop the right mix of economic stimulus and austerity. The goal is to create private sector jobs, which would reduce reliance on the struggling nations' public sectors. Reports of these ongoing events influence the financial markets on a daily basis.
As we look at our company within the context of the general economy, our strategy has been to assemble a portfolio which will yield stable, predictable results. We believe the tenants occupying our retail properties, which provide basic human necessities, anchor our business. For example, grocery and drug stores generally have had steady sales from year to year. They also generally have longer term leases than those of smaller, local tenants, with few, if any, rent increases during the term of their leases. Further, tenants in our office properties are among the strongest in their respective businesses and apartment properties, in general, are experiencing record high occupancy rates in the U.S. On the other hand, smaller retailers in our portfolio, which provide goods that are discretionary, such as jewelers, restaurants and certain apparel, typically have shorter term leases with rent increases during the term of the lease. It is this group of smaller retailers which we expect will provide the majority of growth in our portfolio going forward. However, unlike the necessity-based tenants, these retailers are more susceptible to economic trends and resistant to rent increases when their businesses are not thriving.
We believe that our portfolio is well positioned to pay sustainable distributions in the current economic climate, although until there is some cessation to the economic volatility that exists today, it is likely that growth in our earnings will be constrained. We're encouraged by our financial results as reported herein and believe that when the global economy improves, our portfolio will be in a position to experience meaningful growth.
For the six months ended June 30, 2012 Company Highlights
Specific 2012 achievements include:

•	Acquiring 35 properties totaling 1.7 million square feet and 120 multi-family units for $301,329, net of debt assumed and other prorations.

•
Financing 27 properties through borrowing $131,721 and assuming $49,391 in secured first mortgages with a weighted average stated interest rate of 3.75% per annum and a weighted average maturity of 8.3 years.

•	Declaring and paying distributions totaling $0.60 per share on an annualized basis and fully funding all distributions from of cash flow from operations.

•	Generating gross proceeds (excluding DRP proceeds) totaling $307,468 from our Offering.
Liquidity and Capital Resources
General
Our principal demands for funds are to acquire real estate and real estate-related assets, to pay capital expenditures including tenant improvements, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders. We seek to fund our cash needs for items other than asset acquisitions, capital expenditures and related financings from operations. Our cash needs for acquisitions (including any contingent earnout payments), capital improvements and related financings have been, and will during the pendency of the Offering continue to be, funded primarily from the sale of our shares, including through our distribution reinvestment plan, as well as debt financings. The maximum potential earnout payments totaled $36,975 at June 30, 2012 and will not materially affect our liquidity. After our Offering closes to new investors on August 23, 2012, we expect that our primary source to fund our cash needs, including cash to fund earnout payments, will come from our undistributed cash flow from operations and proceeds from our DRP as well as secured or unsecured financings, including proceeds from lines of credit.
As of June 30, 2012, no amounts were outstanding on our line of credit, under which we may borrow, on an unsecured basis, up to $50,000. We are currently considering extending or entering into a new line of credit agreement. In general, our strategy is to target borrowing 55% of the total fair market value of our assets on a portfolio basis. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is later. Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of June 30, 2012, our borrowings did not exceed 300% of our net assets and we had a principal balance outstanding on mortgage loans of $632,052 with a weighted average stated interest rate including interest rate swaps of 4.83% per annum.
As of June 30, 2012, we had $36,029 in marketable securities which was mainly invested in real estate-related equity securities of publicly traded companies and publicly traded corporate bonds and had borrowed $16,888 on margin to increase our overall return. We invest in these marketable securities to diversify our overall portfolio and increase our return to our stockholders.
As of June 30, 2012, the Offering (including the DRP) had generated proceeds, net of issuer costs and commissions, the marketing contribution, due diligence expense reimbursements, and other offering related costs, the majority of which are reallowed (paid) to third party soliciting dealers, totaling $800,322.
As of June 30, 2012 and December 31, 2011, we owed $2,592 and $1,909, respectively, to our Sponsor and its affiliates for business management fees not otherwise waived, advances from these parties used to pay administrative and offering costs, and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.
Distributions
We generated sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions paid during the six months ended June 30, 2012. Cash retained by us of $1,375 from the waiver of the business management fee for the six months ended June 30, 2012 by our Business Manager had the effect of increasing cash flow from operations for this period because we did not have to use cash to pay the fee. However, even if the Business Manager had not waived this business management fee during the six months ended June 30, 2012, we would have still generated sufficient cash flow from operations to fully fund distributions paid for the period. There is no assurance that any deferral, accrual or waiver of any fee or reimbursement will be available to fund distributions in the future.
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
We have not funded, and will not fund, any distributions from the net proceeds of our Offering. In addition, we have not funded any distributions from the proceeds generated by borrowings, and do not intend to do so.
We intend to continue paying distributions for future periods in the amounts and at times as determined by our board.
Share Repurchase Program
We have a share repurchase program designed to provide limited liquidity to eligible stockholders. During the six months ended June 30, 2012, we used $4,429 to repurchase 468,322 shares. Since the start of the program through June 30, 2012, we have used $6,485 to repurchase an aggregate of 680,910 shares.
During the six months ended June 30, 2012, we received requests to repurchase 468,322 shares and fulfilled requests for all of these shares. The average per share repurchase price during this period was $9.46 and these repurchases were funded from proceeds from our distribution reinvestment plan.
Cash Flow Analysis

	For the six months ended June 30,
	2012	2011
Net cash flows provided by operating activities	$24,341	$13,421
Net cash flows used in investing activities	$(319,774)	$(346,465)
Net cash flows provided by financing activities	$395,819	$332,851
Net cash provided by operating activities was $24,341 and $13,421 for the six months ended June 30, 2012 and 2011, respectively. The funds generated in 2012 and 2011 were primarily from property operations from our real estate portfolio. The increase from 2011 to 2012 is due to the growth of our real estate portfolio and related, full period, property operations in 2012.
Net cash flows used in investing activities were $319,774 and $346,465 for the six months ended June 30, 2012 and 2011, respectively. We used $301,329 and $350,860 during the six months ended June 30, 2012 and 2011, respectively, to purchase properties and $16,313 and $1,756 to purchase marketable securities net of sales during the six months ended June 30, 2012 and 2011, respectively.
Net cash flows provided by financing activities were $395,819 and $332,851 for the six months ended June 30, 2012 and 2011, respectively. Of these amounts, cash flows from financing activities of $319,727 and $159,272, respectively, resulted from the sale of our common stock in the Offering and through our DRP. We generated $148,143 and $245,983, respectively from loan proceeds from borrowings secured by properties in our portfolio, increase in our credit facility and securities margin payable. We used $31,163 and $16,828, respectively, to pay Offering costs. We also used $12,304 and $43,398 in 2012 and 2011, respectively, to pay principal payments of mortgage debt and pay down our credit facility and securities margin payable. We used $1,474 and $2,130 for the six months ended June 30, 2012 and 2011, respectively, to pay loan fees and deposits related to financing on our closed and potential acquisitions.
During the six months ended June 30, 2012 and 2011, we paid distributions in the amount of $20,287 and $9,453, respectively. Our 2012 distributions were funded from cash flows from operations determined in accordance with U.S. GAAP. On March 10, 2011, our Sponsor forgave $1,500 in liabilities related to advances used to pay administrative and offering costs prior to the commencement of our Offering that were previously funded to the Company and treated this as a capital contribution to cover a portion of distributions paid related to the year ended December 31, 2010. For U.S. GAAP purposes, the monies contributed by our Sponsor have been treated as capital contributions from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. For federal income tax purposes, these contributions may be considered taxable income under certain circumstances. Our Sponsor is not obligated to continue to contribute monies to fund future distributions, nor is there any assurance that it will do so, if cash flows from operations or borrowings are not sufficient to cover them. The amount and timing of distributions may vary and there is no assurance that we will continue to pay distributions at the existing rate, if at all.
A summary of the distributions declared, distributions paid and cash flows used in operations for the six months ended June 30, 2012 and 2011 follows:

Distributions Paid
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Funds From Operations (2)
2012	$21,680	$0.30	$8,028	$12,259	$20,287	$24,341	$21,944
2011	$10,176	$0.30	$3,537	$5,916	$9,453	$13,421	$9,858

(1)	Assumes a share was issued and outstanding each day during the period.

(2)	Fund from operations is defined in the following section.

Funds from Operations and Modified Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP. One non-U.S. GAAP supplemental performance measure that we consider due to the certain unique operating characteristics of real estate companies is known as funds from operations, or “FFO.” The National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In addition, NAREIT has recently clarified its computation of FFO which includes adding back real estate impairment charges for all periods presented, however under U.S. GAAP, impairment charges reduce net income. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent. From inception through March 31, 2012, we have not had any impairment charges and, therefore, no adjustments to FFO have been necessary for impairment charges. We believe our FFO calculation complies with NAREIT's definition described above.
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
Changes in the accounting and reporting promulgations under U.S. GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and certain other changes to U.S. GAAP accounting for real estate intangible assets subsequent to the establishment of NAREIT's definition of FFO have impacted the reporting of operating income. Specifically, acquisition fees and expenses for all industries are accounted for as operating expenses. We do not pay acquisition fees to our Business Manager or its affiliates, but we do incur acquisition related costs. The acquisition of real estate assets, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating income and cash flow in order to make distributions to our stockholders. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity, and thus incur significant acquisition related costs, during their initial years of investment and operation. Although other start up entities likewise may engage in significant acquisition activity during their initial years, non-listed REITs are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. More specifically, as disclosed elsewhere herein, we will use the proceeds raised in the Offering to acquire properties and thus our acquisition activity is expected to decline, and acquisition related costs are likewise expected to decrease, after the Offering proceeds have been invested. Thus, management believes that acquisition related costs will not be a significant cost to us after the Offering proceeds have been invested. We will ultimately seek a liquidity event, which may include selling our assets individually or selling certain subsidiaries or joint venture interests, adopting a plan of liquidation or listing our common stock on a national securities exchange, but our board does not anticipate evaluating a listing until at least 2014. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or “IPA,” an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.
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
We believe our definition of MFFO, a non-U.S. GAAP measure, is consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the “Practice Guideline,” issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of U.S. GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market lease assets and liabilities (which are adjusted in order to reflect such payments from a U.S. GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. Inasmuch as interest rate hedges are not a fundamental part of our operations, it is appropriate to exclude such nonrecurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
We believe our MFFO calculation complies with the IPA's Practice Guideline described above. We do not pay acquisition fees to our Business Manager or its affiliates. Under U.S. GAAP, acquisition expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore will not be available to distribute to our stockholders.
Presentation of this information is intended to provide information which may be useful to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations calculated in accordance with U.S. GAAP, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other U.S. GAAP measurements as an indication of our performance. The exclusion of impairments limits the usefulness of FFO and MFFO as a historical operating performance measure since an impairment indicates that the property's operating performance has been permanently affected. Further, MFFO has limitations as a performance measure for an entity engaged in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that the company uses to calculate FFO or MFFO. In the future, the SEC or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust the calculations and characterization of FFO or MFFO.
For the six months ended June 30, 2012 and 2011, we paid distributions of $20,287 and $9,453, respectively. For the six months ended June 30, 2012 and 2011, we generated FFO of $21,944 and $9,858, respectively, and cash flow from operations of $24,341 and $13,421, respectively. FFO is not indicative of liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.
The table below represents a reconciliation of our net loss attributable to common stockholders to FFO and MFFO for six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Six months ended June 30,
	2012	2011
Net income (loss) attributable to common stockholders	$1,328	$(1,641)
Add:
Depreciation and amortization related to investment properties	20,624	11,509
Less:
Noncontrolling interest’s share of depreciation and amortization related to investment properties	(8)	(10)
Funds from operations (FFO)	21,944	9,858
Add:
Acquisition related costs (1)	1,632	1,369
Amortization of acquired above and below market leases, net (2)	1,401	963
Noncontrolling interest’s share of amortization of acquired below market leases and straight-line rental income	2	13
Less:
Straight-line rental income (3)	(1,178)	(751)
Realized (gain) loss on sale of marketable securities (4)	(2)	13
Modified funds from operations (MFFO)	$23,799	$11,465
Weighted average number of common shares outstanding, basic and diluted	72,662,352	34,202,401
Net income (loss) attributable to common stockholders per common share, basic and diluted	$0.02	$(0.05)
Funds from operations attributable to common stockholders per common share, basic and diluted	$0.30	$0.29
Modified funds from operations attributable to common stockholders per common share, basic and diluted	$0.33	$0.34

(1)
Changes in the accounting and reporting promulgations under U.S. GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and certain other changes to U.S. GAAP accounting for real estate intangible assets subsequent to the establishment of NAREIT's definition of FFO have impacted the reporting of operating income. Specifically, acquisition fees and expenses for all industries are accounted for as operating expenses.

The acquisition of real estate assets, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating income and cash flow in order to make distributions to our stockholders. By excluding expensed acquisition costs, MFFO may provide useful supplemental information that is comparable for each type of real estate investment and is consistent with the investing and operating performance of our properties. Such information may be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. Management believes that acquisition related costs will not be a significant cost to us after the Offering proceeds have been invested. Acquisition related costs include payments to affiliates of our Business Manager or third parties; however, we do not pay acquisition fees to our Business Manager or its affiliates. Acquisition related costs under U.S. GAAP are considered operating expenses and are included in the determination of net income and income from continuing operations, both of which are performance measures under U.S. GAAP. These expenses are paid in cash by us, and therefore will not be available to distribute to our stockholders. All paid and accrued acquisition related costs will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us.

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

Results of Operations
The following discussions are based on our consolidated financial statements for the three and six months ended June 30, 2012 and 2011.
These sections describe and compare our results of operations for the three and six months ended June 30, 2012 and 2011. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income. Property net operating income, a non-GAAP measure, is also meaningful as an indicator of the effectiveness of our management of properties because property net operating income excludes certain items that are not reflective of the effectiveness of our management, such as depreciation and amortization and interest expense.
Comparison of the Three Months ended June 30, 2012 and 2011

A total of 32 of our investment properties were acquired on or before April 1, 2011 and represent our “same store” properties during the three months ended June 30, 2012 and 2011. "Other investment properties,” as reflected in the table below, include one joint venture property and properties acquired after April 1, 2011. For the three months ended June 30, 2012 and 2011, 52 and 12 properties were included in "other investment properties", respectively. The following table presents the property net operating income broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended June 30, 2012 and 2011 along with a reconciliation to net income (loss) attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended June 30,
	2012	2011
Property operating revenue:
“Same store” investment properties, 32 properties:
Rental income	$11,943	$11,923
Tenant recovery income	2,662	2,971
Other property income	390	358
Other investment properties:
Rental income	11,485	1,877
Tenant recovery income	2,733	318
Other property income	153	(100)
Total property income	29,366	17,347

Property operating expenses:
“Same store” investment properties, 32 properties:
Property operating expenses	2,496	2,392
Real estate taxes	1,685	1,861
Other investment properties:
Property operating expenses	1,935	237
Real estate taxes	1,575	197
Total property operating expenses	7,691	4,687

Property net operating income:
“Same store” investment properties, 32 properties	10,814	10,999
Other investment properties	10,861	1,661
Total property net operating income	21,675	12,660

Other income:
Tenant recovery income related to prior periods	(99)	40
Straight-line rents	632	413
Amortization of lease intangibles	(720)	(655)
Interest and dividend income	587	153
Realized gain (loss) on sale of marketable securities	2	(9)
Equity in income of unconsolidated entities	246	74
Total other income	648	16

Other expenses:
Bad debt expense	140	178
Depreciation and amortization	11,251	7,263
General and administrative expenses	968	900
Acquisition related costs	1,197	613
Interest expense	7,273	4,681
Business management fee	500	500
Total other expenses	21,329	14,135

Net income (loss)	994	(1,459)
Less: net income attributable to noncontrolling interests	(4)	(28)
Net income (loss) attributable to common stockholders	$990	$(1,487)

On a “same store” basis, comparing the results of operations of the investment properties owned during the three months ended June 30, 2012 with the results of the same investment properties during the three months ended June 30, 2011, property net operating income decreased $185 with total property income decreasing $257 and total property operating expenses decreasing $72 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. These variances are explained by each component below.

Rental income increased $20 on a “same store” basis for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to the effect of new tenants taking occupancy of previously vacant spaces. On an aggregate portfolio basis, rental income increased $9,628, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, reflecting an increase in rental income from our other investment properties during the three month period.  The increase is a result of the 52 investment properties acquired after April 1, 2011.

Tenant recovery income decreased $309 on a “same store” basis for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to decreases in real estate tax expenses, as discussed below, which directly affected the amount of tenant recovery income and a decrease in the recovery percentage which resulted in us recognizing less recovery income. On an aggregate portfolio basis, tenant recovery income increased $2,106 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, reflecting an increase in tenant recovery income on other investment properties. The increase is a result of the 52 investment properties acquired after April 1, 2011.

Other property income increased $32 on a “same store” basis, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to an increase in lease termination fee income. On an aggregate portfolio basis, other property income increased $285 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, reflecting an increase in other property income on other investment properties. The increase is a result of the 52 investment properties acquired after April 1, 2011.

Property operating expenses increased $104 on a “same store” basis, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to increased marketing and property related legal costs during the three months ended June 30, 2012 as compared to the prior period.  On an aggregate portfolio basis, total property operating expenses increased $1,802 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase is a result of the 52 investment properties acquired after April 1, 2011.

Real estate tax expense decreased $176 on a “same store” basis, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease in real estate tax expense during 2012 can be attributed to decreases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $1,202 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase is a result of the 52 investment properties acquired after April 1, 2011.

Other income increased $632 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to an increase in interest and dividend income which is a result of the increased investments in our marketable securities portfolio. This increase is partially offset by adjustments to tenant recovery income resulting from differences in estimated expense recoveries billed and actual expenses.

Bad debt expense decreased $38 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease in bad debt expense is primarily due to decreased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.

Depreciation and amortization increased $3,988 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from 44 properties owned as of June 30, 2011 compared to 84 properties owned as of June 30, 2012 and the write off of certain acquired in-place lease intangibles.

General and administrative expenses increased $68 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase is primarily due to an increase in payroll and related costs, professional fees, and information technology costs resulting from the growth of the portfolio.

Acquisition costs increased $584 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to an increase in the number of acquisition deals we pursued during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Interest expense increased $2,592 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase in interest expense is primarily due to a $189,541 increase in mortgage payables from June 30, 2011 to June 30, 2012.

Business management fee was $500 for the three months ended June 30, 2012 and 2011. For the three months ended June 30, 2012, the Business Manager was entitled to a business management fee in the amount equal to $1,875 of which $1,375 was permanently waived.

Comparison of the Six Months ended June 30, 2012 and 2011

A total of 27 of our investment properties were acquired on or before January 1, 2011 and represent our “same store” properties during the six months ended June 30, 2012 and 2011. "Other investment properties,” as reflected in the table below, include one joint venture property and properties acquired after January 1, 2011. For the six months ended June 30, 2012 and 2011, 57 and 17 properties were included in "other investment properties", respectively. The following table presents the property net operating income broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the six months ended June 30, 2012 and 2011 along with a reconciliation to net income (loss) attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Six months ended June 30,
	2012	2011
Property operating revenue:
“Same store” investment properties, 27 properties:
Rental income	$16,657	$16,401
Tenant recovery income	3,785	4,267
Other property income	622	678
Other investment properties:
Rental income	26,469	6,290
Tenant recovery income	5,804	1,192
Other property income	600	(109)
Total property income	53,937	28,719

Property operating expenses:
“Same store” investment properties, 27 properties:
Property operating expenses	3,776	3,719
Real estate taxes	2,703	2,861
Other investment properties:
Property operating expenses	4,661	1,027
Real estate taxes	3,280	693
Total property operating expenses	14,420	8,300

Property net operating income:
“Same store” investment properties, 27 properties	14,585	14,766
Other investment properties	24,932	5,653
Total property net operating income	39,517	20,419

Other income:
Tenant recovery income related to prior periods	(330)	246
Straight-line rents	1,178	751
Amortization of lease intangibles	(1,401)	(963)
Interest and dividend income	974	286
Realized gain (loss) on sale of marketable securities	2	(13)
Equity in income of unconsolidated entities	255	27
Total other income	678	334

Other expenses:
Bad debt expense	315	158
Depreciation and amortization	20,624	11,509
General and administrative expenses	1,935	1,377
Acquisition related costs	1,632	1,369
Interest expense	13,847	7,392
Business management fee	500	500
Total other expenses	38,853	22,305

Net income (loss)	1,342	(1,552)
Less: net income attributable to noncontrolling interests	(14)	(89)
Net income (loss) attributable to common stockholders	$1,328	$(1,641)

On a “same store” basis, comparing the results of operations of the investment properties owned during the six months ended June 30, 2012 with the results of the same investment properties during the six months ended June 30, 2011, property net operating income decreased $181 with total property income decreasing $282 and total property operating expenses decreasing $101 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. These variances are explained by each component below.

Rental income increased $256 on a “same store” basis for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to the effect of new tenants taking occupancy of previously vacant spaces. On an aggregate portfolio basis, rental income increased $20,435, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, reflecting an increase in rental income from our other investment properties during the six month period.  The increase is a result of the 57 investment properties acquired after January 1, 2011.

Tenant recovery income decreased $482 on a “same store” basis for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to decrease in real estate tax expenses, as discussed below, which directly affected the amount of tenant recovery income and a decrease in the recovery percentage which resulted in us recognizing less recovery income. On an aggregate portfolio basis, tenant recovery income increased $4,130 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, reflecting an increase in tenant recovery income on other investment properties. The increase is a result of the 57 investment properties acquired after January 1, 2011.

Other property income decreased $56 on a “same store” basis, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a decrease in direct recovery expenses which directly affected the amount of direct recovery income. On an aggregate portfolio basis, property income increased $653 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, reflecting an increase in other property income on other investment properties. The increase is a result of the 57 investment properties acquired after January 1, 2011.

Property operating expenses increased $57 on a “same store” basis, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to increased marketing and property related legal costs during the six months ended June 30, 2012 as compared to the prior period.  On an aggregate portfolio basis, total property operating expenses increased $3,691 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase is a result of the 57 investment properties acquired after January 1, 2011.

Real estate tax expense decreased $158 on a “same store” basis, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The decrease in real estate tax expense during 2012 can be attributed to decreases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $2,429 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase is a result of the 57 investment properties acquired after January 1, 2011.

Other income increased $344 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to an increase in interest and dividend income which is a result of the increased investments in our marketable securities portfolio. This increase was partially offset by adjustments to tenant recovery income resulting from differences in estimated expense recoveries billed and actual expenses and an increase in amortization of lease intangibles from a greater number of properties in our portfolio and write-offs of certain acquired above market lease intangibles.

Bad debt expense increased $157 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.

Depreciation and amortization increased $9,115 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from 44 properties owned as of June 30, 2011 compared to 84 properties owned as of June 30, 2012 and the write off of certain acquired in-place lease intangibles.

General and administrative expenses increased $558 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase is primarily due to an increase in payroll and related costs, professional fees, state taxes and information technology costs resulting from the growth of the portfolio.

Acquisition costs increased $263 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a increase in the number of acquisition deals we pursued during the six months ended June 30, 2012 compared to the the six months ended June 30, 2011, which was partially offset by a $339 adjustment related to a decrease in estimated deferred investment property obligations due to changes in the underlying liability assumptions where we are expected to pay out less than originally anticipated.

Interest expense increased $6,455 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase in interest expense is primarily due to a $189,541 increase in mortgage payables from June 30, 2011 to June 30, 2012.

Business management fee was $500 for the six months ended June 30, 2012 and 2011. For the six months ended June 30, 2012, the Business Manager was entitled to a business management fee in the amount equal to $3,434 of which $2,934 was permanently waived.
The following table sets forth a summary, as of June 30, 2012, of lease expirations scheduled to occur during each of the calendar years from 2012 to 2016 and thereafter, assuming no exercise of renewal options or early termination rights for leases in-place on June 30, 2012 and does not include multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2012 (remainder of year) (b)	31	107,660	1.6%	$1,899	1.8%	$17.64
2013	122	331,510	4.8%	6,711	6.4%	20.24
2014	82	233,149	3.4%	4,632	4.4%	19.87
2015	68	235,957	3.4%	4,271	4.1%	18.10
2016	92	348,259	5.0%	5,600	5.4%	16.08
Thereafter	333	5,673,006	81.8%	81,302	77.9%	14.33
Leased Total	728	6,929,541	100.0%	$104,415	100.0%	$15.07

(a)	Represents the base rent in place at the time of lease expiration.

(b)	Includes month-to-month leases.
The following table sets forth our top five tenants in our portfolio based on annualized base rent for leases in-place on June 30, 2012 and does not include multi-family leases.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent per Square Foot
Walgreens	13	189,347	2.6%	$6,727	6.5%	$35.53
Kohl’s	6	512,623	7.1%	5,391	5.2%	10.52
Publix Super Markets	7	336,719	4.6%	3,747	3.6%	11.13
PetSmart	12	231,370	3.2%	3,605	3.5%	15.58
Best Buy	5	167,839	2.3%	2,620	2.5%	15.61
Top Five Tenants	43	1,437,898	19.8%	$22,090	21.3%	$15.36
The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place on June 30, 2012.

Tenant Type	Gross Leasable Area - Square Footage	Percent of Total Gross Leasable Area
Department	822,816	11.2%
Lifestyle, health clubs, books and phones	802,159	11.0%
Dollar stores and off price clothing	772,983	10.6%
Grocery	769,792	10.5%
Clothing and accessories	511,077	7.0%
Home Improvement	467,543	6.4%
Restaurants and fast food	443,042	6.1%
Sporting goods	429,012	5.9%
Home goods	427,374	5.8%
Multi-family	408,893	5.6%
Consumer services, salons, cleaners and banks	316,438	4.3%
Health, doctors and health food	309,727	4.2%
Pet supplies	302,870	4.1%
Commercial office	273,582	3.7%
Electronic	194,062	2.7%
Other	67,138	0.9%
Total	7,318,508	100.0%
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
After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below acquired leases based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the “risk free rate.” This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property. The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals.
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
Contractual Obligations
During the six months ended June 30, 2012, we closed on $181,112 of mortgage loans with a weighted average stated interest rate per annum of 3.75% per annum, and a weighted average maturity of 8.3 years.
As of June 30, 2012, we had outstanding commitments to fund approximately $5,048 into the Temple Terrace joint venture for a redevelopment project. We intend to fund these outstanding commitments with proceeds from our Offering.
We have provided a partial guarantee on five loans of our subsidiaries. Two loans are recourse for 50% of the unpaid principal from time to time and 100% of unpaid interest. As of June 30, 2012, the outstanding principal balance on these two loans totaled $40,500. Additionally, one loan is recourse for $2,200 of unpaid principal and interest, one loan is recourse for a total of $25,000 of the unpaid principal and 100% of unpaid interest, and one loan is recourse for $1,238 plus real estate taxes.
From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of June 30, 2012 and December 31, 2011, we had liabilities of $30,808 and $25,290, respectively, recorded on the consolidated balance sheet as deferred investment property acquisition obligations. The maximum potential payment is $36,975 at June 30, 2012.
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

	June 30, 2012	December 31, 2011
Total assets	$1,486,368	$1,010,386
Mortgages, credit facility and securities margin payable	$650,099	$464,956
	For the six months ended June 30,
	2012	2011
Total income	$53,384	$28,753
Net income (loss) attributable to common stockholders	$1,328	$(1,641)
Net income (loss) attributable to common stockholders per common share, basic and diluted (a)	$0.02	$(0.05)
Distributions declared to common stockholders	$21,680	$10,176
Distributions per weighted average common share (a)	$0.30	$0.30
Cash flows provided by operating activities	$24,341	$13,421
Cash flows used in investing activities	$(319,774)	$(346,465)
Cash flows provided by financing activities	$395,819	$332,851
Weighted average number of common shares outstanding, basic and diluted	72,662,352	34,202,401

(a)
The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the six months ended June 30, 2012 and 2011, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Subsequent Events
We have evaluated events and transactions that have occurred subsequent to June 30, 2012 for potential recognition and disclosure in the consolidated financial statements in this Quarterly Report.
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2012 through the close of business on September 30, 2012. Distributions were declared in a daily amount equal to $0.001639344 per share, which if paid each day for a 366-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•
In July 2012, total distributions declared for the month of June 2012 were paid in the amount equal to $4,303, of which $1,708 was paid in cash and $2,595 was reinvested through the Company’s DRP, resulting in the issuance of an additional 273,217 shares of common stock.

•
In August 2012, total distributions declared for the month of July 2012 were paid in the amount equal to $4,762, of which $1,888 was paid in cash and $2,874 was reinvested through the Company’s DRP, resulting in the issuance of an additional 302,570 shares of common stock.

On July 3, 2012, our wholly owned subsidiary acquired a fee simple interest in two Dollar General Stores totaling 18,102 square feet in the aggregate of retail properties located in Enterprise, Alabama and Odenville, Alabama. We purchased these properties from an unaffiliated third party for approximately $2,083.
On July 5, 2012, our wholly owned subsidiary acquired a fee simple interest in a 160,000 square foot industrial property known as Siemens Gas Turbine Service Division Building located in Deer Park, Texas. We purchased this property from an unaffiliated third party for approximately $17,800. Concurrent with closing, we entered into a $9,790 loan secured by a first mortgage on this property. This loan bears interest at a fixed rate equal to 4.726% per annum and matures on August 1, 2022.
On July 10, 2012, we entered into a $15,638 loan secured by a first mortgage on Hamilton Crossing. This loan bears interest at a fixed rate equal to 5.10% per annum, and matures on July 10, 2017.
On July 19, 2012, our wholly owned subsidiary acquired a fee simple interest in a portfolio of five convenience store properties containing 18,311 square feet of retail properties known as Virginia Convenience Store Portfolio located in various locations in Virginia. We purchased these properties from an unaffiliated third party for approximately $15,700. Concurrent with closing, the we entered into a $8,635 loan secured by cross-collateralized first mortgages on these five properties. This loan bears interest at a fixed rate equal to 5.25% per annum, and matures on July 19, 2022.
On July 24, 2012, we entered into a $9,354 loan secured by cross-collateralized first mortgages on the Bank Branch Portfolio. This loan bears interest at a fixed rate equal to thirty-day LIBOR plus 2.20% per annum, and matures on July 23, 2017. Concurrent with closing, we entered into a $4,677 interest rate swap associated with the loan. We will be making the fixed-rate payment over the life of the agreement and the counterparty will be paying the variable rate payment. This swap effectively hedges the interest payment to a fixed rate equal to 3.087% per annum.

On July 31, 2012, our wholly owned subsidiary acquired a fee simple interest in a 256,815 square feet industrial property known as FedEx Center located in Houston, Texas. We purchased this property from an unaffiliated third party for approximately $39,300.
On August 1, 2012, our wholly owned subsidiary acquired a fee simple interest in a 117,875 square foot retail property known as BJ's at Richie Station located in Capital Heights, MD. We purchased this property from an unaffiliated third party for approximately $32,400. Concurrent with closing, we entered into a $17,820 loan secured by a first mortgage on this property. This loan bears interest at a fixed rate equal to 4.595% and matures on August 6, 2037.
On August 6, 2012, our wholly owned subsidiary acquired a fee simple interest in a 20,700 square feet retail property known as Dollar General Market located in Chandler, North Carolina. We purchased this property from an unaffiliated third party for approximately $3,300.
On August 7, 2012, our wholly owned subsidiary acquired a fee simple interest in a 259,996 square feet retail property known as Shops at Moore located in Moore, Oklahoma. We purchased this property from an unaffiliated third party for approximately $38,750.
On August 8, 2012, we entered into a $4,785 loan secured by a first mortgage on Shops at Julington Creek. This loan bears interest at a fixed rate equal to 4.60% per annum, and matures on September 1, 2022.
On August 9, 2012, we entered into a $12,925 loan secured by a first mortgage on One Webster. This loan bears interest at a fixed rate equal to 3.30% per annum, and matures on September 1, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollar amounts are stated in thousands.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. Including derivative financial instruments, we currently have limited exposure to financial market risks through fixing our interest rates on all long-term debt as of June 30, 2012 except one mortgage payable, 50% of the mortgage payable on one loan, the securities margin payable and the Credit Facility. As of June 30, 2012, we had outstanding debt, which is subject to fixed interest rates and variable rates of $571,762 and $77,178, respectively, bearing interest at weighted average interest rates equal to 5.07% per annum and 2.08% per annum, respectively.
If market rates of interest on all floating rate debt as of June 30, 2012 permanently increased by 1% (100 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $772 annually. If market rates of interest on all floating rate debt as of June 30, 2012 permanently decreased by 1% (100 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by the same amount.
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
While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of June 30, 2012.

	Cost	Fair Value	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity securities	$25,687	$26,806	$29,488	$24,126
Debt securities	9,001	9,223	10,145	8,301
Total marketable securities	$34,688	$36,029	$39,633	$32,427
Derivatives
The following table summarizes our interest rate swap contracts outstanding as of June 30, 2012:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of June 30, 2012
March 11, 2011	April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$(527)
June 22, 2011	June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	$13,359	$(688)
October 28, 2011	November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	$10,837	$(367)
May 9, 2012	May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	$10,150	$(160)
June 13, 2012 (1)	June 10, 2011	December 10, 2018	5.165%	1 month LIBOR	$49,391	$(5,398)
(1)    Assumed at the time of acquisition of Walgreens NE Portfolio with a then fair value of ($5,219).
Item 4. Controls and Procedures
Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, our credit agreement, dated November 1, 2010, with KeyBank National Association as administrative agent for itself and any other lenders which may become parties to the agreement (the “Credit Facility”), imposes limits on our ability to pay distributions. More specifically, without lender consent, we may not declare and pay distributions if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter (and beginning with our fiscal quarter ending March 31, 2012, for the past four fiscal quarters) would exceed 95% of our funds from operations, or “FFO,” for that period. For the fiscal quarter ended June 30, 2012, distributions did not exceed 95% of our FFO. Even if we are able to obtain lender consent to pay such distributions, any distributions that exceed cash flows from operations or FFO will likely not be sustainable for a significant period of time.
Geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the real estate markets of those areas.
As of June 30, 2012, approximately 19.9%, 7.7% and 7.3% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida, New Jersey and North Carolina, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.
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
As of June 30, 2012, we had sold the following securities in our Offering for the following aggregate offering prices:

•	87,476,217 shares, equal to $870,685 in aggregate gross offering proceeds, in our “best efforts” offering; and

•	3,314,124 shares, equal to $31,484 in aggregate gross offering proceeds, pursuant to the DRP.

As of June 30, 2012, we have incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs to related parties (1)	$85,754
Offering costs paid to non-related parties	9,809
Total offering costs	$95,563

(1)
“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed (paid) all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through June 30, 2012, the net offering proceeds to us from the Offering, including the distribution reinvestment plan, after deducting the total expenses incurred described above, were $800,322. As of June 30, 2012, we had used $620,581 of these net proceeds to purchase, and to fund capital improvements on, interests in real estate, and $16,075 to invest in marketable securities. The remaining net proceeds were held as cash at June 30, 2012.
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
The table below outlines the shares of common stock we repurchased, all of which were repurchased pursuant to our share repurchase program during the quarter ended June 30, 2012.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2012	25,406	$9.67	25,406	(1)
May 2012	105,154	$9.29	105,154	(1)
June 2012	164,166	$9.42	164,166	(1)
Total	294,726	$9.40	294,726	(1)

(1)	A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.
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
INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President and principal executive officer		Treasurer and chief financial officer
Date:	August 10, 2012	Date:	August 10, 2012

Exhibit Index

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2
Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1
Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.2
Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2010 (file number 333-153356)), as amended by First Amendment to the Amended and Restated Share Repurchase Program of Inland Diversified Real Estate Trust, Inc., effective November 1, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

4.3
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

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

101
The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (1)

___________________________
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