Form 10-Q
period 2012-09-30
Inland Diversified Real Estate Trust, Inc.
filed 2012-11-14
CIK 1438897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-53945

Inland Diversified Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of November 1, 2012, there were 114,441,420 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Item 1. Financial Statements
INLAND DIVERSIFIED REAL ESTATE TRUST, INC
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
Assets	(unaudited)
Investment properties (note 3):
Land	$326,091	$170,459
Building and improvements	1,261,185	632,187
Construction in progress	2,546	69
Total	1,589,822	802,715
Less accumulated depreciation	(42,294)	(20,044)
Net investment properties	1,547,528	782,671
Cash and cash equivalents	113,426	60,254
Restricted cash and escrows (note 2)	5,322	4,550
Investment in marketable securities (note 6)	39,803	17,903
Investment in unconsolidated entities (notes 5 and 8)	486	232
Accounts and rents receivable (net of allowance of $913 and $643, respectively)	11,536	5,639
Acquired lease intangibles, net (note 2)	227,661	131,456
Deferred costs, net	7,757	5,390
Other assets	12,473	2,291
Total assets	$1,965,992	$1,010,386
Liabilities and Equity
Mortgages, credit facility and securities margin payable (note 9)	$896,168	$464,956
Accrued offering expenses	385	211
Accounts payable and accrued expenses	5,784	2,717
Distributions payable	5,388	2,911
Accrued real estate taxes payable	9,777	2,684
Deferred investment property acquisition obligations (note 14)	46,610	25,290
Other liabilities	13,487	6,553
Acquired below market lease intangibles, net (note 2)	31,979	17,505
Due to related parties (note 8)	2,563	1,909
Total liabilities	1,012,141	524,736

Commitments and contingencies

Redeemable noncontrolling interests (note 10)	7,517	—

Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 2,460,000,000 shares authorized, 113,778,342 and 58,431,177 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	114	58
Additional paid in capital, net of offering costs of $118,182 and $64,127 as of September 30, 2012 and December 31, 2011, respectively	1,017,177	521,025
Accumulated distributions and net loss	(72,364)	(38,067)
Accumulated other comprehensive loss	(264)	(1,763)
Total Company stockholders’ equity	944,663	481,253
Noncontrolling interests	1,671	4,397
Total equity	946,334	485,650
Total liabilities and equity	$1,965,992	$1,010,386

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Other Comprehensive Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income:
Rental income	$29,094	$17,220	$71,997	$39,699
Tenant recovery income	6,211	3,616	15,470	9,321
Other property income	489	498	1,711	1,067
Total income	35,794	21,334	89,178	50,087
Expenses:
General and administrative expenses	1,049	772	2,984	2,148
Acquisition related costs	2,018	733	3,650	2,102
Property operating expenses	5,109	3,540	13,861	8,444
Real estate taxes	4,345	2,516	10,328	6,070
Depreciation and amortization	13,591	8,818	34,215	20,327
Business management fee-related party (note 8)	—	—	500	500
Total expenses	26,112	16,379	65,538	39,591
Operating income	9,682	4,955	23,640	10,496
Interest and dividend income	711	228	1,685	513
Realized gain on sale of marketable securities	20	80	22	67
Interest expense	(8,877)	(6,185)	(22,724)	(13,577)
Equity in (loss) income of unconsolidated entities	(2)	(20)	253	7
Net income (loss)	1,534	(942)	2,876	(2,494)
Less: net loss (income) attributable to noncontrolling interests	69	2	55	(87)
Less: net income attributable to redeemable noncontrolling interests	(9)	—	(9)	—
Net income (loss) attributable to common stockholders	$1,594	$(940)	$2,922	$(2,581)
Net income (loss) attributable to common stockholders per common share, basic and diluted (note 13)	$0.02	$(0.02)	$0.04	$(0.07)
Weighted average number of common shares outstanding, basic and diluted	104,419,606	45,723,031	83,326,053	38,084,751
Comprehensive income:
Net income (loss)	$1,534	$(942)	$2,876	$(2,494)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	1,113	(1,363)	2,927	(1,292)
Unrealized loss on derivatives	(751)	(768)	(1,406)	(1,025)
Gain reclassified into earnings from other comprehensive income on the sale of marketable securities	(20)	(80)	(22)	(67)
Comprehensive income (loss)	1,876	(3,153)	4,375	(4,878)
Less: comprehensive loss (income) attributable to noncontrolling interests	69	2	55	(87)
Less: comprehensive income attributable to redeemable noncontrolling interests	(9)	—	(9)	—
Comprehensive income (loss) attributable to common stockholders	$1,936	$(3,151)	$4,421	$(4,965)

See accompanying notes to consolidated financial statements.

Inland Diversified Real Estate Trust, Inc.
Consolidated Statement of Equity
For the nine months ended September 30, 2012
(Dollars in thousands)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2012	58,431,177	$58	$521,025	$(38,067)	$(1,763)	$4,397	$485,650
Distributions declared	—	—	—	(37,219)	—	—	(37,219)
Distributions paid to noncontrolling interests	—	—	—	—	—	(2,671)	(2,671)
Proceeds from offering	53,885,826	54	536,040	—	—	—	536,094
Offering costs	—	—	(54,055)	—	—	—	(54,055)
Proceeds from distribution reinvestment plan	2,210,300	3	20,996	—	—	—	20,999
Shares repurchased	(748,961)	(1)	(7,123)	—	—	—	(7,124)
Discounts on shares issued to affiliates (note 8)	—	—	294	—	—	—	294
Unrealized gain on marketable securities	—	—	—	—	2,927	—	2,927
Unrealized loss on derivatives	—	—	—	—	(1,406)	—	(1,406)
Gain reclassified into earnings from other comprehensive income on the sale of marketable securities	—	—	—	—	(22)	—	(22)
Net income (loss)	—	—	—	2,922	—	(55)	2,867
Balance at September 30, 2012	113,778,342	$114	$1,017,177	$(72,364)	$(264)	$1,671	$946,334

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operations:
Net income (loss)	$2,876	$(2,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,215	20,327
Amortization of debt premium and financing costs	831	534
Amortization of acquired above market leases	3,223	2,122
Amortization of acquired below market leases	(1,098)	(711)
Straight-line rental income	(2,304)	(1,263)
Equity in income of unconsolidated entities	(253)	(7)
Discount on shares issued to affiliates	294	55
Payment of leasing fees	(135)	(64)
Realized gain on sale of marketable securities	(22)	(67)
Changes in assets and liabilities:
Restricted escrows	(197)	1,754
Accounts and rents receivable, net	(3,275)	(1,932)
Other assets	949	199
Accounts payable and accrued expenses	1,518	433
Accrued real estate taxes payable	6,137	4,900
Other liabilities	(3,419)	(265)
Due to related parties	349	(678)
Net cash flows provided by operating activities	39,689	22,843

Cash flows from investing activities:
Purchase of investment properties	(792,076)	(374,102)
Capital expenditures and tenant improvements	(834)	(880)
Purchase of marketable securities	(20,747)	(17,556)
Sale of marketable securities	1,775	4,006
Restricted escrows	(1,966)	6,958
Investment in unconsolidated entities	—	63
Net cash flows used in investing activities	(813,848)	(381,511)

Cash flows from financing activities:
Proceeds from offering	536,094	224,818
Proceeds from the distribution reinvestment plan	20,999	9,977
Shares repurchased	(7,124)	(1,042)
Payment of offering costs	(53,704)	(24,673)
Proceeds from mortgages payable	366,675	223,314
Principal payments on mortgage payable	(11,613)	(47,979)
Proceeds from credit facility	—	48,000
Principal payments on credit facility	—	(41,000)
Proceeds from securities margin debt	20,813	13,660
Principal payments on securities margin debt	(4,152)	(7,325)
Payment of loan fees and deposits	(3,245)	(2,258)
Distributions paid	(34,741)	(15,997)
Distributions paid to noncontrolling interests	(2,671)	(65)
Net cash flows provided by financing activities	827,331	379,430

Net increase in cash and cash equivalents	53,172	20,762
Cash and cash equivalents, at beginning of period.	60,254	40,901
Cash and cash equivalents, at end of period.	$113,426	$61,663
See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(continued)
(unaudited)

	Nine months ended September 30,
	2012	2011
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$155,632	$73,813
Building and improvements	628,459	348,616
Construction in progress	2,218	—
Acquired in-place lease intangibles	96,499	49,912
Acquired above market lease intangibles	13,494	10,417
Acquired below market lease intangibles	(15,571)	(9,352)
Assumption of mortgage debt at acquisition	(59,195)	(85,528)
Non-cash mortgage premium	(445)	(1,358)
Tenant improvement payable	(1,467)	(55)
Deferred investment property acquisition obligations	(29,145)	(24,753)
Payments related to deferred investment property acquisition obligations	8,755	12,667
Accounts payable and accrued expenses	(118)	(327)
Other liabilities	(10,162)	(2,186)
Restricted escrows	266	2,800
Deferred costs	—	75
Accounts and rents receivable	318	249
Other assets	11,003	90
Accrued real estate taxes payable	(957)	(978)
Issuance of redeemable noncontrolling interest	(7,508)	—
Purchase of investment properties	$792,076	$374,102
Cash paid for interest	$20,940	$11,727
Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$5,388	$2,383
Contributions from sponsor – forgiveness of debt	$—	$1,500

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
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

(1) Organization
Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was formed on June 30, 2008 (inception) to acquire and develop a diversified portfolio of commercial real estate investments located in the United States and Canada. The Company has entered into a Business Management Agreement (the “Agreement”) with Inland Diversified Business Manager & Advisor, Inc. (the “Business Manager”), to be the Business Manager to the Company. The Business Manager is a related party to our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”). In addition, Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group, Inc. (collectively, the “Real Estate Managers”), serve as the Company’s real estate managers. The Company was authorized to sell up to 500,000,000 shares of common stock (“Shares”) at $10.00 each in an initial public offering (the “Offering”) which commenced on August 24, 2009 and up to 50,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”). The Company closed the "best efforts" offering on August 23, 2012.
The Company provides the following programs to facilitate investment in the Company’s shares and limited liquidity for stockholders.
The Company allows stockholders to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. Such purchases under the DRP are not subject to any selling commissions, and are made at a price of $9.50 per share.
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
At September 30, 2012, the Company owned 118 retail properties, three office properties and two industrial properties collectively totaling 9.5 million square feet and two multi-family properties totaling 444 units. As of September 30, 2012, the portfolio had a weighted average physical occupancy and economic occupancy of 95.6% and 97.8%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it owns the entire property. The Company is not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement (note 14).
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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.
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
Each property is owned by a separate legal entity which maintains its own books and financial records and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in notes 9 and 14.
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
Restricted Cash and Escrows
Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors in the amounts of $0 and $1,657 as of September 30, 2012 and December 31, 2011, respectively, relating to shares of the Company to be purchased by such investors, which settlement has not occurred as of the balance sheet date. Restricted escrows of $5,322 and $2,893 as of September 30, 2012 and December 31, 2011, respectively, primarily consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts (note 14).
Revenue Recognition
The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded by the Company under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.
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
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

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
Depreciation expense was $9,120 and $5,086 for the three months ended September 30, 2012 and 2011, respectively and $22,249 and $11,286 for the nine months ended September 30, 2012 and 2011, respectively.
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

Acquisition of Investment Properties
Upon acquisition, the Company determines the total purchase price of each property (note 3), which includes the estimated contingent consideration to be paid or received in future periods (note 14). The Company allocates the total purchase price of properties and businesses based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources.
The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $1,142 and $792 was recorded as a reduction to rental income for the three months ended September 30, 2012 and 2011, respectively

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

and $3,223 and $2,122 for the nine months ended September 30, 2012 and 2011, respectively. Amortization pertaining to the below market lease value of $417 and $343 was recorded as an increase to rental income for the three months ended September 30, 2012 and 2011, respectively and $1,098 and $711 for the nine months ended September 30, 2012 and 2011, respectively.
The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $4,092 and $3,073 for the three months ended September 30, 2012 and 2011, respectively and $10,565 and $7,486 for the nine months ended September 30, 2012 and 2011, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of September 30, 2012, no amount has been allocated to customer relationship value.
The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Intangible assets:
Acquired in-place lease value	$215,313	$119,287
Acquired above market lease value	40,625	27,563
Accumulated amortization	(28,277)	(15,394)
Acquired lease intangibles, net	$227,661	$131,456
Intangible liabilities:
Acquired below market lease value	$34,215	$18,657
Accumulated amortization	(2,236)	(1,152)
Acquired below market lease intangibles, net	$31,979	$17,505
As of September 30, 2012, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 13, 12 and 23 years, respectively.
Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2012 for each of the five succeeding years is as follows:

	In-place leases	Above market leases	Below market leases
2012 (remainder of year)	$4,808	$1,169	$468
2013	18,830	4,350	1,835
2014	18,542	3,800	1,812
2015	18,542	3,615	1,728
2016	18,020	3,400	1,604
Thereafter	114,525	18,060	24,532
Total	$193,267	$34,394	$31,979
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
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

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
During the three and nine months ended September 30, 2012 and 2011, the Company incurred no impairment charges.
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

•
future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and duration of the decline in the value of the securities

During the three and nine months ended September 30, 2012 and 2011, the Company incurred no other-than-temporary impairment charges.
Partially-Owned Entities
The Company consolidates the operations of a joint venture if it determines that it's either the primary beneficiary of a variable interest entity (“VIE”) or have substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity. When the Company consolidates an entity, the assets, liabilities and results of operations will be included in the consolidated financial statements.
In instances where the Company is not the primary beneficiary of a variable interest entity or it does not control the joint venture, the Company uses the equity method of accounting. Under the equity method, the operations of a joint venture are not consolidated with the Company's operations but instead its share of operations would be reflected as equity in income of unconsolidated entities on the consolidated statements of operations and other comprehensive income. Additionally, the Company's investment in the entities is reflected as investment in unconsolidated entities on the consolidated balance sheets.
Redeemable Noncontrolling Interests
Certain of the Company's consolidated joint ventures have issued units to noncontrolling interest holders that are redeemable for cash or into the Company's common shares at the noncontrolling interest holder's option. If the noncontrolling interest holder seeks redemption of its units for the Company's shares, the joint ventures may redeem the units through issuance of common shares by the Company or through cash settlement at the redemption price. The redemption is at the option of the holder after passage of time or upon the occurrence of an event that is not solely within the control of the joint ventures. Because redemption of the noncontrolling interests is outside of the applicable joint venture's control, the interests are presented on the consolidated balance sheets outside of

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

permanent equity as redeemable noncontrolling interests. None of the noncontrolling interests are currently redeemable, but it is probable that the noncontrolling interests will become redeemable. Based on such probability, the Company measures and records the noncontrolling interests at their maximum redemption amount at each balance sheet date. Any adjustments to the carrying amount of the redeemable noncontrolling interests for changes in the maximum redemption amount are recorded to retained earnings in the period of the change (see note 10).
At issuance, the fair value of the redeemable noncontrolling interests were estimated by applying the income approach, which included significant inputs that are not observable (Level 3), including discount rates and redemption values.
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
(3) Acquisitions in 2012

Date Acquired	Property Name	Location	Property Segment	Square Footage/Units	Approximate Purchase Price
1st Quarter
01/05/12	Dollar General Market	Port St. Joe, FL	Retail	20,707	$3,590
03/08/12	Hamilton Crossing (1)	Alcoa, TN	Retail	179,858	30,098
03/09/12	Dollar General - Buffalo	Buffalo, NY	Retail	10,566	1,350
03/09/12	Shoppes at Branson Hills (1) (2)	Branson, MO	Retail	348,700	38,528
03/23/12	Shoppes at Hawk Ridge	Lake St. Louis, MO	Retail	75,951	9,900
03/28/12	Bayonne Crossing (1)	Bayonne, NJ	Retail	356,647	67,875

2nd Quarter
04/03/12	Eastside Junction	Athens, GA	Retail	79,700	11,236
04/30/12	Shops at Julington Creek (1)	Jacksonville, FL	Retail	40,207	7,522
05/03/12	Dollar General Store	Lillian, AL	Retail	9,026	1,025
05/03/12	Dollar General Market	Slocomb, AL	Retail	20,707	2,839
05/03/12	Dollar General Store	Clanton, AL	Retail	10,566	1,216
05/17/12	Bank Branch Portfolio - 9 properties	FL, GA, NC, OH	Retail	42,882	18,636
05/18/12	Dollar General Store	Marbury, AL	Retail	9,026	1,055
05/18/12	Dollar General Store	Gilbertown, AL	Retail	12,406	1,324
05/23/12	Elementis Worldwide Global HQ	East Windsor, NJ	Office	65,552	17,625
06/04/12	One Webster	Chelsea, MA	Multi-family	120 Units	23,447

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

Date Acquired	Property Name	Location	Property Segment	Square Footage/Units	Approximate Purchase Price
06/12/12	South Elgin Commons	Elgin, IL	Retail	128,000	24,986
06/13/12	Walgreens NE Portfolio - 9 properties	CT, MA, NH, NJ	Retail	134,618	65,262
06/18/12	Saxon Crossing	Orange City, FL	Retail	119,894	20,730

3rd Quarter
07/03/12	Dollar General Store	Enterprise, AL	Retail	9,002	1,149
07/03/12	Dollar General Store	Odenville, AL	Retail	9,100	934
07/05/12	Siemens Gas Turbine Service Division	Deer Park, TX	Industrial	160,000	17,800
07/19/12	Virginia Convenience Store Portfolio - 5 Properties	Various, VA	Retail	18,311	15,700
07/31/12	FedEx Distribution Centers	Houston, TX	Industrial	256,815	39,300
08/01/12	BJ's at Richie Station	Capital Heights, MD	Retail	117,875	32,400
08/06/12	Dollar General Market	Candler, NC	Retail	20,700	3,300
08/07/12	Shops at Moore	Moore, OK	Retail	259,903	38,750
08/15/12	Kohl's - Cumming	Cumming, GA	Retail	86,584	8,500
08/15/12	Shoppes at Branson Hills (2)	Branson, MO	Retail	99,025	12,149
08/22/12	Dollar General Market	Vienna, GA	Retail	20,707	2,831
08/28/12	Centre Point Commons	Bradenton, FL	Retail	119,275	25,578
08/28/12	Deerwood Lake (3)	Jacksonville, FL	Development	—	2,210
08/31/12	Dollar General Portfolio - 15 properties	Various, TX	Retail	155,324	18,073
08/31/12	Lake City Commons II	Lake City, FL	Retail	16,291	2,882
09/13/12	Pathmark Portfolio - 3 properties	NY, PA, DE	Retail	142,443	48,766
09/14/12	Schnucks Portfolio - 3 properties	St. Louis, MO	Retail	185,722	22,624
09/27/12	Dollar General Store	Anson, TX	Retail	9,100	1,106
09/27/12	Dollar General Store	East Bernard, TX	Retail	9,014	1,049
09/28/12	City Center (1)	White Plains, NY	Retail/Multi-family	365,905 and 24 Units	145,919
09/28/12	Miramar Square	Miramar, FL	Retail	238,333	57,270
		Total		3,964,442 Sq Ft. and 144 Units	$846,534

(1)	There is an earnout component associated with this acquisition that is not included in the approximate purchase price (note 14).

(2)	The Company closed on different buildings on March 9, 2012 and August 15, 2012 but this is considered one property.

(3)	This acquisition is currently under development and included in construction in progress on the consolidated balance sheet, and is not included in the Company's property count.
During the nine months ended September 30, 2012, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $846,534. The Company financed these acquisitions with net proceeds from the Offering and through the borrowing of $366,675 and debt assumption of $59,195 secured by first mortgages on the properties.
The Company incurred $2,043 and $362 during the three months ended September 30, 2012 and 2011, respectively and $4,063 and $1,781 for the nine months ended September 30, 2012 and 2011, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statements of operations and other comprehensive income and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to affiliates. The Company does not pay acquisition fees to its Business Manager or its affiliates.
For properties acquired during the nine months ended September 30, 2012, the Company recorded revenue of $17,488 and property net income of $2,717 not including expensed acquisition related costs.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2012. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 14)
Dollar General Market	$793	$2,170	$627	$—	$—
Hamilton Crossing	2,825	24,287	3,975	—	989
Dollar General – Buffalo	240	977	133	—	—
Shoppes at Branson Hills (1)	8,247	27,366	7,080	3,424	857
Shoppes at Hawk Ridge	2,709	5,416	1,691	19	—
Bayonne Crossing	20,911	47,545	9,335	3,110	6,806
Eastside Junction	1,856	8,805	1,059	483	—
Shops at Julington Creek	2,247	5,578	685	11	985
Dollar General Store - Lillian	318	575	132	—	—
Dollar General Market - Slocomb	608	1,898	333	—	—
Dollar General Store - Clanton	389	656	171	—	—
Bank Branch Portfolio - 9 properties	6,433	9,256	2,947	—	—
Dollar General Store - Marbury	231	685	139	—	—
Dollar General Store - Gilbertown	123	1,008	193	—	—
Elementis Worldwide Global HQ	1,089	12,327	4,209	—	—
One Webster	3,462	19,243	690	—	—
South Elgin Commons	3,771	18,314	3,465	563	—
Walgreens NE Portfolio - 9 properties (2)	21,650	41,771	8,120	1,060	—
Saxon Crossing	3,455	14,555	2,743	23	—
Dollar General Store - Enterprise	220	768	161	—	—
Dollar General Store - Odenville	197	613	124	—	—
Siemens Gas Turbine Service Division	2,786	13,465	1,461	—	—
Virginia Convenience Store Portfolio - 5 Properties	5,477	8,610	1,613	—	—
FedEx Distribution Centers	5,820	30,518	2,962	—	—
BJ's at Richie Station	4,486	24,827	3,087	—	—
Dollar General Market - Candler	398	2,497	405	—	—
Shops at Moore	6,674	27,950	5,091	1,221	—
Kohl's - Cumming (3)	2,750	5,478	273	—	—
Shoppes at Branson Hills (1)	2,552	9,067	1,132	157	—
Dollar General Market - Vienna	635	1,883	313	—	—
Centre Point Commons	2,842	21,480	3,632	2,377	—
Dollar General Portfolio - 15 properties	2,201	12,851	3,022	—	—
Lake City Commons II	511	2,130	269	28	—
Pathmark Portfolio - 3 properties	5,538	35,456	8,179	408	—
Schnucks Portfolio - 3 properties	4,446	15,938	2,240	—	—
Dollar General Store - Anson	109	816	181	—	—
Dollar General Store - East Bernard	76	799	174	—	—
City Center (4) (5)	11,617	136,097	19,231	1,518	19,508
Miramar Square	14,940	34,784	8,716	1,169	—
Total	$155,632	$628,459	$109,993	$15,571	$29,145

(1)	The Company closed on different buildings on March 9, 2012 and August 15, 2012 but this is considered one property.

(2)	The Company assumed mortgages payable and an interest rate swap agreement associated with the acquisition of these properties (note 9).

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

(3)	This acquisition includes the issuance of redeemable noncontrolling interests in a consolidated joint venture (note 10) to the seller with a fair value of $1,416 as of the acquisition date.

(4)
This acquisition includes the issuance of redeemable noncontrolling interests in a consolidated joint venture (note 10) to the seller with a fair value of $6,092 as of the acquisition date. Additionally at the time of acquisition, the Company issued a $10,000 note receivable to the redeemable noncontrolling interest holder at an interest rate of 6.00% per annum that matures on May 31, 2013. The redeemable noncontrolling interest holder has pledged its redeemable noncontrolling interests as collateral to this note receivable. The Company recorded this note receivable in other assets on the accompanying consolidated balance sheets.

(5)
The Company closed on the acquisition of City Center on the last business day of the third quarter. The Company has made preliminary allocations based on estimated fair values of the acquired assets and liabilities which is considered provisional pending the final determination of fair value.

The following condensed pro forma consolidated financial statements for the three and nine months ended September 30, 2012 include pro forma adjustments related to the acquisitions and financings during 2012 considered material to the consolidated financial statements which were Palm Coast Landing, Bayonne Crossing, Shoppes at Branson Hills, Walgreens NE Portfolio, Saxon Crossing, South Elgin Commons, FedEx Distribution Centers, BJ's at Richie Station, Shops at Moore, Centre Point Commons, Pathmark Portfolio, City Center and Miramar Square, which are presented assuming the acquisitions had been consummated as of January 1, 2011.
The condensed pro forma consolidated financial statements for the three and nine months ended September 30, 2011 include pro forma adjustments related to the acquisitions during 2012 and 2011 considered material to the consolidated financial statements which were Northcrest Shopping Center, Prattville Town Center, Landstown Commons, University Town Center, Perimeter Woods, Draper Peaks, Shoppes at Prairie Ridge, Fairgrounds Crossing, Mullins Crossing, Palm Coast Landing, Shoppes at Branson Hills, Walgreens NE Portfolio, Saxon Crossing, South Elgin Commons, FedEx Distribution Centers, BJ's at Richie Station, Shops at Moore, Centre Point Commons, Pathmark Portfolio, City Center and Miramar Square. Bayonne Crossing was a developmental property that was not stabilized until late 2011. For the three and nine months ended September 30, 2011 for pro forma disclosure purposes, this property is not considered material since it had minimal operations and no pro forma adjustments were made for Bayonne Crossing. The 2011 acquisitions are presented assuming the acquisitions had been consummated as of January 1, 2010.
On a pro forma basis, the Company assumes the common shares outstanding as of September 30, 2012 were outstanding as of January 1, 2011. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2012 and 2011 acquisitions had been consummated as of January 1, 2011 and 2010, respectively, nor does it purport to represent the results of operations for future periods.

	For the three months ended September 30, 2012
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$35,794	$5,882	$41,676
Net income (loss) attributable to common stockholders	$1,594	$(681)	$913

Net income attributable to common stockholders per common share, basic and diluted	$0.02		$0.01
Weighted average number of common shares outstanding, basic and diluted	104,419,606		113,778,342

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

	For the three months ended September 30, 2011
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$21,334	$11,869	$33,203
Net loss attributable to common stockholders	$(940)	$(559)	$(1,499)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.02)		$(0.01)
Weighted average number of common shares outstanding, basic and diluted	45,723,031		113,778,342

	For the nine months ended September 30, 2012
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$89,178	$26,995	$116,173
Net income (loss) attributable to common stockholders	$2,922	$(1,229)	$1,693

Net income attributable to common stockholders per common share, basic and diluted	$0.04		$0.01
Weighted average number of common shares outstanding, basic and diluted	83,326,053		113,778,342

	For the nine months ended September 30, 2011
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$50,087	$45,974	$96,061
Net loss attributable to common stockholders	$(2,581)	$(3,278)	$(5,859)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.07)		$(0.05)
Weighted average number of common shares outstanding, basic and diluted	38,084,751		113,778,342
(4) Operating Leases
Minimum lease payments to be received under operating leases including ground leases, and excluding multi-family units (lease terms of twelve-months or less) as of September 30, 2012 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2012 (remainder of year)	$32,979
2013	127,752
2014	121,519
2015	117,159
2016	112,750
Thereafter	1,142,252
Total	$1,654,411

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

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

			Investment at
Joint Venture	Description	Ownership %	September 30, 2012	December 31, 2011
Oak Property & Casualty LLC	Insurance Captive	25%	$485	$231
The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. The Company was allocated (loss) income of $(2) and $253 for the three and nine months ended September 30, 2012, respectively, and (loss) income of $(20) and $7 for the three and nine months ended September 30, 2011, respectively.
On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.
(6) Investment in Marketable Securities
Investment in marketable securities of $39,803 and $17,903 at September 30, 2012 and December 31, 2011, respectively, consists of primarily preferred and common stock and corporate bond investments in other publicly traded REITs which are classified as available-for-sale securities and recorded at fair value.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company had net unrealized gains of $1,113 and $2,927 for the three and nine months ended September 30, 2012, respectively, and net unrealized losses of $1,363 and $1,292 for the three and nine months ended September 30, 2011, respectively, which have been recorded as other comprehensive income in the accompanying consolidated statements of operations and other comprehensive income.
Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis or first-in, first-out basis. For the three and nine months ended September 30, 2012, the Company had realized gains of $20 and $22, respectively. For the three and nine months September 30, 2011, the Company had realized gains of $80 and $67, respectively, which has been recorded as realized gain on sale of marketable securities in the accompanying consolidated statements of operations and other comprehensive income.
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
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

security, and (2) it is more likely than not that the Company will be required to sell the marketable security before its anticipated recovery.
(7) Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties approximates their fair values at September 30, 2012 and December 31, 2011 due to the short maturity of these instruments.
All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2 – “Fair Value Measurements.”
The following table presents the Company’s assets and liabilities, measured at fair value on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total
September 30, 2012
Asset - investment in marketable securities	$30,104	$9,699	$—	$39,803
Liability - interest rate swap	$—	$7,716	$—	$7,716
December 31, 2011
Asset - investment in marketable securities	$11,558	$6,345	$—	$17,903
Liability - interest rate swap	$—	$1,293	$—	$1,293
The valuation techniques used to measure fair value of the investment in marketable securities above was quoted prices from national stock exchanges and quoted prices from third party brokers for similar assets (note 6). The Company performs certain validation procedures such as verifying changes in security prices from one period to the next and verifying ending security prices on a test basis.
The valuation techniques used to measure the fair value of the interest rate swaps above in which the counterparties have high credit ratings, were derived from pricing models provided by a third party, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company verifies the ending values provided by the third party to the values received on the counterparties' statements for reasonableness. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves.
The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $878,215 and $463,663 at September 30, 2012 and December 31, 2011, respectively, and its estimated fair value was $896,051 and $470,569 as of at September 30, 2012 and December 31, 2011. The Company’s carrying amount of variable rate borrowings on the credit facility and securities margin payable approximates their fair values at September 30, 2012 and December 31, 2011.
(8) Transactions with Related Parties
The Company has an investment in an insurance captive entity with other REITs sponsored by our Sponsor. The entity is included in the Company’s disclosure of Unconsolidated Joint Venture (note 5) and is included in investment in unconsolidated entities on the accompanying consolidated balance sheets.
As of September 30, 2012 and December 31, 2011, the Company owed a total of $2,563 and $1,909, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.
At September 30, 2012 and December 31, 2011, the Company held $619 and $571, respectively, in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1 at September 30, 2012 and December 31, 2011, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.
The following table summarizes the Company’s related party transactions for three and nine months ended September 30, 2012 and 2011.

		For the three months ended September 30,		For the nine months ended September 30,		Unpaid amounts as of
		2012	2011	2012	2011	September 30, 2012	December 31, 2011
General and administrative:
General and administrative reimbursement	(a)	$334	$242	$886	$542	$794	$730
Loan servicing	(b)	39	32	124	65	—	—
Affiliate share purchase discounts	(c)	128	15	294	55	—	—
Investment advisor fee	(d)	66	32	193	67	50	13
Total general and administrative to related parties		$567	$321	$1,497	$729	$844	$743
Offering costs	(e)(f)	$21,732	$7,067	$51,735	$22,212	$303	$126
Acquisition related costs	(g)	630	168	1,674	738	692	316
Real estate management fees	(h)	1,373	882	3,655	2,090	—	—
Business management fee	(i)	—	—	500	500	—	—
Loan placement fees	(j)	392	34	691	383	—	—
Cost reimbursements	(k)	—	—	—	75	—	—
Sponsor noninterest bearing advances	(l)	—	—	—	(1,500)	724	724
Sponsor contributions to pay dividends	(l)	—	—	—	1,500	—	—

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

(c)
The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 294,331 shares and 55,203 shares to related parties for the nine months ended September 30, 2012 and 2011, respectively.

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

(f)
As of September 30, 2012, the Company had incurred $118,182 of offering costs, including $13,558 of issuer costs. Of the $118,182, $107,487 was paid or accrued to related parties, the majority of which was then reallowed (paid) to third party soliciting dealers. Pursuant to the terms of the Offering, issuer costs may not exceed 1.5% of the gross offering proceeds over the life of the Offering. In addition, the Business Manager has agreed to reimburse the Company all organization and offering

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

expenses (including issuer costs, selling commissions and the marketing contribution) which together exceed 11.5% of gross offering proceeds over the life of the Offering. These costs did not exceed these limitations upon completion of the Offering.

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

(5)
Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time. This obligation to pay the accrued fee terminates if the Company acquires the Business Manager. For the nine months ended September 30, 2012, the Business Manager was entitled to a business management fee in the amount equal to $5,923 of which $5,423 was permanently waived.

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

(l)
As of September 30, 2012 and December 31, 2011, the Company owed $724 to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of our Offering. These amounts are included in due to related parties on the accompanying consolidated balance sheets. On March 10, 2011, our Sponsor forgave $1,500 in liabilities related to non-interest bearing advances that were previously funded to the Company to cover a portion of distributions paid related to the three months ended December 31, 2010. For U.S. GAAP purposes, this forgiveness of debt was treated as a capital contribution from our Sponsor who has not received, and will not receive, any additional shares of our common stock for making this contribution. No additional contributions were made during the nine months ended September 30, 2012.

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the nine months ended September 30, 2012 and 2011.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

As of September 30, 2012 and December 31, 2011, the Company had deposited cash of $3,182 and $3,171, respectively in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.
(9) Mortgages, Credit Facility, and Securities Margins Payable
As of September 30, 2012, the Company had the following mortgages payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at September 30, 2012 (a)	Notes
09/28/2022	City Center	Daily LIBOR + 2.45%	$87,000	(b)
09/25/2013	Landstown Commons	Daily LIBOR + 2.25%	50,140	(c)
12/10/2018	Walgreens NE Portfolio - 9 properties	30-Day LIBOR + 2.20%	49,391	(d), (e)
04/01/2022	Bayonne Crossing	4.08%	45,000	(f)
09/01/2018	Perimeter Woods	6.02%	33,330	(d)
06/01/2015	The Landing at Tradition	4.25%	31,000	(g)
10/06/2037	Pathmark Portfolio - 3 properties	4.15%	27,468	(h)
10/01/2015	Draper Peaks	5.74%	23,905	(d)
06/01/2015	Regal Court	5.30%	23,900
03/01/2022	Palm Coast Landing	5.00%	22,550
09/06/2016	Mullins Crossing	5.50%	21,835	(d)
09/01/2022	Shops at Moore	4.29%	21,300
05/09/2017	Shoppes at Branson Hills	30-Day LIBOR + 2.25%	20,300	(i)
06/01/2021	University Town Center	5.48%	18,690
01/01/2018	Colonial Square Town Center	5.50%	18,140	(j)
08/06/2037	BJ's at Richie Station	4.60%	17,820
05/01/2021	Prattville Town Center	5.48%	15,930
05/01/2021	Northcrest Shopping Center	5.48%	15,780
07/10/2017	Hamilton Crossing	5.10%	15,637
10/01/2022	Centre Point Commons	4.34%	14,410
10/06/2021	Fairgrounds Crossing	5.21%	13,453
06/22/2016	Shoppes at Prairie Ridge	30-Day LIBOR + 2.50%	13,359	(k)
09/01/2019	One Webster	3.30%	12,925
07/01/2022	Saxon Crossing	4.65%	11,400
10/01/2017	The Crossings at Hillcroft	3.88%	11,370
10/21/2016	Fox Point	30-Day LIBOR + 2.25%	10,837	(l)
09/01/2020	Kohl’s at Calvine Pointe	5.70%	10,500	(m)
10/01/2020	Siemens’ Building	5.06%	10,250
08/01/2022	Siemens Gas Turbine Service Division	4.73%	9,790
12/01/2026	Elementis Worldwide Global HQ	4.88%	9,625
06/01/2015	Tradition Village Center	4.25%	9,500	(g)
07/23/2017	Bank Branch Portfolio - 9 properties	30-Day LIBOR + 2.20%	9,354	(n)
11/05/2015	Kohl’s Bend River Promenade	30-Day LIBOR + 2.75%	9,350	(o)
06/01/2021	The Village at Bay Park	5.58%	9,183
11/01/2020	Time Warner Cable Div. HQ	5.18%	9,100
07/01/2021	Silver Springs	5.03%	8,800
07/19/2022	Virginia Convenience Store Portfolio - 5 properties	5.25%	8,635	(p)

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at September 30, 2012 (a)	Notes
04/01/2021	Lima Marketplace	5.80%	8,383
03/01/2021	Waxahachie Crossing	5.55%	7,750
05/10/2014	Publix Shopping Center	5.90%	6,955	(d)
01/01/2018	Shops at Village Walk	5.50%	6,860	(j)
06/01/2017	Pleasant Hill Commons	6.00%	6,800
01/01/2022	Harvest Square	4.65%	6,800
11/11/2017	Shoppes at Branson Hills	5.95%	6,700	(i)
04/01/2021	Bell Oaks Shopping Center	5.59%	6,548
06/01/2022	Eastside Junction	4.60%	6,270
02/02/2017	Dollar General Portfolio II - 7 properties	5.25%	6,181	(q)
09/01/2022	Dollar General Pool - 9 properties	4.65%	5,830	(r)
07/06/2022	Merrimack Village Center	4.36%	5,445
09/01/2020	Lake City Commons	5.70%	5,200	(m)
07/01/2021	Walgreens – Lake Mary Plaza	5.10%	5,080
09/01/2020	Whispering Ridge	5.70%	5,000	(m)
04/12/2017	Shoppes at Hawk Ridge	5.25%	4,950	(s)
09/01/2022	Shops at Julington Creek	4.60%	4,785
07/01/2021	Walgreens – Walgreens Plaza	5.30%	4,650	(d)
06/01/2041	Pick N Save Grocery Store	5.43%	4,490
07/01/2021	Walgreens – Heritage Square	5.10%	4,460
05/01/2041	Copp's Grocery Store	5.43%	3,480
05/11/2016	Shoppes at Branson Hills	5.78%	3,100	(i)
			$876,674

(a)	Principal balance does not include mortgage premium, net of $1,541.

(b)
The loan bears interest at a rate equal to daily LIBOR plus 2.45% (2.67% as of September 30, 2012). On October 1, 2012, the Company entered into a forward interest rate swap related to this loan. See details relating to this forward swap in note 16. The Company has provided a partial guarantee on this loan making it recourse for $9,000 of the unpaid principal and 100% of unpaid interest.

(c)
The loan bears interest at a rate equal to daily LIBOR plus 2.25% (2.47% as of September 30, 2012). The Company extended the loan until September 25, 2013 on March 14, 2012. The Company has provided a partial guarantee on this loan making it recourse for $25,000 of the unpaid principal and 100% of unpaid interest.

(d)
Loan was assumed from the seller at the time of closing. The Company has provided a partial guarantee on the Mullins Crossing loan making it recourse for $2,200 of the unpaid principal and unpaid interest.

(e)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.20% (2.43% as of September 30, 2012). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(f)
The loan bears interest at a fixed rate equal to 4.08% until March 31, 2015, 4.18% from April 1, 2015 until March 31, 2016, 4.33% from April 1, 2016 until March 31, 2019, and 4.43% from April 1, 2019 until April 1, 2022, the maturity date. Interest expense is recognized using the effective interest method base on effective interest rate of approximately 4.27%.

(g)
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

(h)	Loan is secured by cross-collateralized first mortgages on three properties.

(i)
These three loans relate to a single property. One loan bears interest at a rate equal to thirty-day LIBOR plus 2.25% (2.48% as of September 30, 2012). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below. The two other loans were assumed from the seller at the time of closing.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

(j)	Loan is secured by cross-collateralized first mortgages on these two properties.

(k)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.50% (2.72% as of September 30, 2012). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(l)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.25% (2.47% as of September 30, 2012). On October 28, 2011, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(m)	Mortgage payable is secured by cross-collateralized first mortgages on these three properties.

(n)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.20% (2.42% as of September 30, 2012). On July 24, 2012, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below. The Company has provided a partial guarantee on this loan making it recourse for 25% of the unpaid principal and 100% of unpaid interest. Loan is secured by cross-collateralized first mortgages on nine properties.

(o)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% (2.98% as of September 30, 2012). On March 11, 2011, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(p)	The Company has provided a partial guarantee on this loan making it recourse for 25% of the unpaid principal and 100% of unpaid interest.

(q)	Loan is secured by cross collateralized first mortgages on seven Dollar General Properties.

(r)	Loan is secured by cross collateralized first mortgages on nine Dollar General Properties.

(s)	The Company has provided a partial guarantee on this loan making it recourse for $1,238 plus real estate taxes.
The principal amount of our mortgage loans outstanding as of September 30, 2012 and December 31, 2011 was $876,674 and $462,418, respectively, and had a weighted average stated interest rate of 4.54% and 5.06% per annum, respectively, which includes effects of interest rate swaps. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets.
The mortgage loans may require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2012, all of the mortgages were current in payments and the Company was in compliance with such covenants.
As of September 30, 2012 and December 31, 2011, no amounts were outstanding on the credit facility. On November 1, 2012, the Company entered into an amended and restated credit agreement (as amended the “Restated Credit Facility”), under which the Company may borrow, on an unsecured basis, up to $105,000. The Company has the right, provided that no default has occurred and is continuing, to increase the facility amount up to $200,000 with approval from the lending group. The obligations under the Restated Credit Facility will mature on October 31, 2015, which may be extended to October 31, 2016 subject to satisfaction of certain conditions. The Company has the right to terminate the facility at any time, upon one business day’s notice and the repayment of all of its obligations there under. Borrowings under the Restated Credit Facility bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company's leverage ratio. The Company generally will be required to make monthly interest-only payments, except that we may be required to make partial principal payments in order to comply with certain debt covenants set forth in the Restated Credit Facility. On November 1, 2012, the interest rate would have been 2.46% per annum assuming the Company had a balance outstanding with a 55% to 60% leverage ratio. The Company is also required to pay, on a quarterly basis, an amount up to 0.35% per annum on the average daily unused funds remaining under the credit facility. The Restated Credit Facility requires compliance with certain covenants which may restrict the availability of funds under the credit facility. Our performance of the obligations under the Restated Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our subsidiaries owning unencumbered properties.
The Company has purchased a portion of its marketable securities through margin accounts. As of September 30, 2012 and December 31, 2011, the Company had a payable of $17,953 and $1,293, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of September 30, 2012 and December 31, 2011, the interest rate was 0.58% per annum. The securities margin payable is due upon the sale of any marketable securities.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

The following table shows the scheduled maturities of mortgages payable, Credit Facility and securities margin payable as of September 30, 2012 and for the next five years and thereafter:

	Mortgages Payable (1)	Securities Margin Payable	Total
2012 (remainder of year)	$154	$17,953	$18,107
2013	50,824	—	50,824
2014	7,638	—	7,638
2015	99,016	—	99,016
2016	48,806	—	48,806
Thereafter	670,236	—	670,236
Total	$876,674	$17,953	$894,627

(1)	Excludes mortgage premiums associated with debt assumed at acquisition of which a premium, net of $1,541, net of accumulated amortization, was outstanding as of September 30, 2012.
Interest Rate Swap Agreements
On March 11, 2011, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $9,350 and a maturity date of November 5, 2015 associated with the debt secured by a first mortgage on the Kohl’s Bend River Promenade property. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 2.26% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 5.01% per annum.
On June 22, 2011, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $13,359 and a maturity date of June 22, 2016 associated with the debt secured by a first mortgage on the Shoppes at Prairie Ridge property. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 1.97% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 4.47% per annum.
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
On May 9, 2012, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $10,150 and a maturity date of May 9, 2017 associated with the debt secured by a first mortgage on the Shoppes at Branson Hills property. This interest rate swap fixed 50% of the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 1.13% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 3.38% per annum.
On June 13, 2012, the Company assumed at the time of acquisition a floating-to-fixed interest rate swap agreement with an original notional value of $49,391 and a maturity date of December 10, 2018 associated with the debt secured by a first mortgage on the Walgreens NE Portfolio - 9 properties. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 2.20% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 5.165% per annum. At the time of acquisition, the swap was in a liability position with a fair market value of $5,219, which was recorded as part of the purchase price allocation.
On July 24, 2012, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $4,677 and a maturity date of July 20, 2017 associated with the debt secured by cross-collateralized first mortgages on the Bank Branch Portfolio. This interest rate swap fixed 50% of the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 0.887% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 3.087% per annum.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As these interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with corresponding offsets to accumulated other comprehensive income. The interest rate swaps have been and are expected to remain highly effective for the term of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedges is reported in other income/expense. For the nine months ended September 30, 2012 and 2011, the Company had $63 and $0, respectively of ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from accumulated other comprehensive income to interest expense in the next twelve months total $1,174.
The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$7,716	Other liabilities	$1,293
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the nine months ended September 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$1,877	$1,184	Interest Expense	$471	$159	Other Expense	$63	$—
(10) Redeemable Noncontrolling Interests
On August 15, 2012, the Company entered into a consolidated joint venture with Market Place Partners No. 2, LLC (“MP Partner”). The joint venture was formed for the purpose of owning, operating and managing the Kohl's Cumming property (note 3). Upon formation of the joint venture, the MP Partners contributed the property with a fair value of $8,500 to the joint venture. Upon formation, the joint venture authorized the issuance of 141,602 preferred units (the "MP Preferred Units"). As part of the contribution, the joint venture issued 141,602 units to MP Partners, which were valued at $1,416. The MP Preferred Units will be paid a preferred return of 5.00% per annum starting on the date of issuance. The MP Preferred Units rank senior to the Company's interest in the joint venture. Upon the five year anniversary of issuance, either joint venture partner has the right to cause the joint venture to redeem the MP Preferred Units. The MP Partner has the right to cause the joint venture to redeem the MP Preferred Units for cash, or for shares of the Company's common stock on a one-for-one basis. If the MP Partner requests that the joint venture redeem the MP Preferred Units for shares of the Company, the joint venture may still elect to settle the redemption in cash. If the joint venture pays the redemption price of the MP Preferred Units in cash, the redemption value will be greater of i) $10.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption or ii) the Company's share price per share. The MP Preferred Units do not have any maturity date, and are not subject to mandatory redemption. The MP Preferred Units are subject to redemption features outside of the joint venture's control that results in presentation outside of permanent equity and are reported at the maximum redemption amount as redeemable noncontrolling interests in the Company's consolidated financial statements.
On September 28, 2012, the Company entered into a consolidated joint venture with LC White Plains Retail, LLC and LC White Plains Recreation, LLC (collectively, the “LC Partners”). The joint venture was formed for the purpose of owning, operating and managing the City Center property (note 3). Upon formation of the joint venture, the LC Partners contributed the property with a fair value of $166,393 to the joint venture. Upon formation, the joint venture authorized the issuance of 2,656,449 preferred units (the "LC Preferred Units"). As part of the contribution, the joint venture issued 609,149 units to LC Partners, which were valued at $6,092. If certain vacant spaces are leased to tenants paying full rent by September 2014 by the LC Partner, the joint venture will issue up to

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

an additional 2,047,300 LC Preferred Units. The joint venture's contingent obligation to issue the additional LC Preferred Units has been recorded as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The LC Preferred Units will be paid a preferred return of 4.00% per annum starting on fulfillment of the deferred investment property acquisition obligations. The LC Preferred Units rank senior to the Company's interest in the joint venture. Upon the three, five and seven year anniversaries of issuance, if the Company has listed its shares on a national stock exchange, as defined, the LC Partners have the right to cause the joint venture to redeem a portion of their LC Preferred Units for shares of the Company's common stock on a one-for-one basis. Additionally, upon the ten year anniversary of issuance and thereafter, either joint venture partner has the right to cause the joint venture to redeem the LC Preferred Units for cash, or for shares of the Company common stock on a one-for-one basis. If the LC Partners request that the joint venture redeem the LC Preferred Units for shares of the Company, the joint venture may still elect to settle the redemption in cash. If the joint venture pays the redemption price of the LC Preferred Units in cash, the redemption value will be the greater of i) $10.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption or ii) the Company's share price per share. The LC Preferred Units do not have any maturity date, and are not subject to mandatory redemption. The LC Preferred Units are subject to redemption features outside of the joint venture's control that results in presentation outside of permanent equity and are reported at the maximum redemption amount as redeemable noncontrolling interests in the Company's consolidated financial statements.
Below is a table reflecting the activity of the consolidated redeemable noncontrolling interests as of and for the nine months ended September 30, 2012.

Redeemable Noncontrolling Interests
January 1, 2012	$—
Issuance of redeemable noncontrolling interests	7,508
Net income attributable to redeemable noncontrolling interests	9
Distributions	—
September 30, 2012	$7,517
(11) Income Taxes
The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2009. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
The Company had no uncertain tax positions as of September 30, 2012 and December 31, 2011. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2012. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the nine months ended September 30, 2012 and 2011. As of September 30, 2012, returns for the calendar years 2008, 2009, 2010 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.
(12) Distributions
The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount equal to $0.001639344, which if paid each day for a 366-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share. During the nine months ended September 30, 2012 and 2011, the Company declared cash distributions, totaling $37,219 and $17,091, respectively.
(13) Earnings (loss) per Share
Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

shares plus potential common shares issuable upon exercising options or other contracts. As of September 30, 2012, the Company's only potentially dilutive common share equivalents outstanding were the redeemable noncontrolling interests which could be converted to 750,751 common shares at future dates. Such common share equivalents were excluded as they were antidilutive. The Company had no potentially dilutive common share equivalents outstanding as of September 30, 2011.
(14) Commitments and Contingencies
As of September 30, 2012, the Company had outstanding commitments to fund approximately $4,715 into the Temple Terrace joint venture. The Company intends on funding these commitments with proceeds from available cash or the credit facility.
The acquisition of 16 of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from one to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments based on an estimated fair value at the date of acquisition using Level 3 inputs including lease-up period, market rents, probability of occupancy and discount rate.
Such amounts have been recorded as additional purchase price of those properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and other comprehensive income. The Company records changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive income. The maximum potential payment was $53,417 at September 30, 2012. The table below presents the change in the Company’s earnout liability for the nine months ended September 30, 2012 and 2011.

	For the nine months ended September 30,
	2012	2011
Earnout liability – beginning of period	$25,290	$12,904
Increases:
Acquisitions	29,145	24,753
Amortization expense	1,370	1,544
Decreases:
Earnout payments	(8,782)	(12,813)
Other:
Adjustments to acquisition related costs	(413)	322
Earnout liability – end of period	$46,610	$26,710
The Company has provided a partial guarantee on eight mortgages payable of our subsidiaries. As of September 30, 2012, these guarantees totaled to an aggregate recourse amount of $62,185. See additional information relating to each of these guarantees in note 9.
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
(15) Segment Reporting
The Company has one reportable segment as defined by U.S. GAAP for the three and nine months ended September 30, 2012 and 2011. As the Company acquires additional properties in the future, we may add business segments and related disclosures if they become significant.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

(16) Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to September 30, 2012 for potential recognition and disclosure in these consolidated financial statements.
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2012 through the close of business on December 31, 2012. Distributions were declared in a daily amount equal to $0.001639344 per share, which if paid each day for a 366-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•
In October 2012, total distributions declared for the month of September 2012 were paid in the amount equal to $5,598, of which $2,189 was paid in cash and $3,409 was reinvested through the Company’s DRP, resulting in the issuance of an additional 358,851 shares of common stock.

•
In November 2012, total distributions declared for the month of October 2012 were paid in the amount equal to $5,800, of which $2,278 was paid in cash and $3,522 was reinvested through the Company’s DRP, resulting in the issuance of an additional 370,740 shares of common stock.

On October 1, 2012, the Company entered into a $45,000 forward interest rate swap associated with the loan secured by a first mortgages on the City Center property. This forward swap bears interest at a fixed rate equal to thirty-day LIBOR plus 1.40% per annum, and is effective on April 1, 2014 and matures on May 29, 2019. The joint venture will be making the fixed-rate payment over the life of the agreement and the counterparty will be paying the variable rate payment. Starting on April 1, 2014, the swap effectively hedges the interest payment under the hedged portion of the loan to a fixed rate equal to 3.85% per annum.
On October 3, 2012, the Company entered into a consolidated joint venture with Dayville Unit Investors, LLC (“Dayville Investors”). The joint venture was formed for the purpose of owning, operating and managing a 395,539 square-foot retail shopping center known as Crossing at Killingly Commons located in Dayville, Connecticut. Upon formation of the joint venture, the Dayville Investors contributed the property with a fair market value of $54,608 to the joint venture. Upon formation, the joint venture authorized the issuance of 960,802 preferred units (the “Dayville Preferred Units”) to Dayville Investors, which were valued at $9,608. If certain vacant spaces are leased to tenants paying full rent by January 31, 2015 by the Dayville Investors, the joint venture will pay up to $5,584 or issue up to an additional 558,362 Dayville Preferred Units. The joint venture's contingent obligation will be recorded as a liability included in deferred investment property acquisition obligations on the consolidated balance sheet. The Dayville Preferred Units will be paid a preferred return of 3.50% per annum on October 3, 2012 through October 2, 2015. Thereafter, the Dayville Preferred Units will be paid a preferred return of 5.50% per annum. The Dayville Preferred Units rank senior to the Company's interest in the joint venture. Upon the ten year anniversary of issuance and thereafter, either joint venture partner has the right to cause the joint venture to redeem the Dayville Preferred Units. The Dayville Investors have the right to cause the joint venture to redeem the Dayville Preferred Units for cash, or for shares of the Company's common stock on a one-for-one basis. If the Dayville Investors request that the joint venture redeem the Dayville Preferred Units for shares of the Company, the joint venture may still select to settle the redemption in cash. If the joint venture pays the redemption of the Dayville Preferred Units in cash, the redemption value will be the greater of i) $10.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption or ii) the Company's share price per share. The Dayville Preferred Units do not have any maturity date, and are not subject to mandatory redemption. The Dayville Preferred Units are subject to redemption features outside of the joint venture's control that results in presentation outside of permanent equity and will be reported at the maximum redemption amount as redeemable noncontrolling interests in the Company's consolidated financial statements. The joint venture assumed a $43,600 existing loan which was secured by a first mortgage on the Dayville Property. The joint venture used $10,600 of the contributed cash to repay a portion of the assumed loan and guaranteed up to 25% of the indebtedness in order to obtain an interest rate and term modification. The modified loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% per annum, and matures on November 1, 2017, with an option to extend to October 1, 2022, upon certain conditions. Effective October 4, 2012, the joint venture entered into a $24,750 interest rate swap associated with the loan. The joint venture will be making the fixed-rate payment over the life of the agreement and the counterparty will be paying the variable rate payment. The swap effectively hedges the interest payment under the hedged portion of the loan to a fixed rate equal to 3.73% per annum.
On October 3, 2012, the Company acquired a fee simple interest in a 150,103 square feet retail property known as Wheatland Town Center located in Dallas, Texas. The Company purchased this property from an unaffiliated third party for $27,414 not including a contingent earnout component of $11,857.
On October 3, 2012, the Company entered into a $5,297 loan secured by cross-collateralized first mortgages on eight Dollar General properties. This loan bears interest at a fixed rate equal to 4.60% per annum, and matures on November 11, 2024.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

On October 3, 2012, the Company entered into a $21,615 loan secured by a first mortgage on the FedEx Distribution Centers located in Houston, Texas. This loan bears interest at a fixed rate equal to thirty-day LIBOR plus 1.85% per annum, and matures on October 3, 2019. The Company entered into a $10,808 interest rate swap associated with this loan. This swap effectively hedges the interest payment under the hedged portion of the loan to a fixed rate equal to 3.15% per annum.
On October 11, 2012, the Company entered into a $4,675 loan secured by a first mortgage on the Kohl's in Cummings, GA. This loan bears interest at a fixed rate equal to 4.51% per annum, and matures on November 6, 2022.
In late October 2012, a few of the Company's properties located on the East Coast were affected by Hurricane Sandy. The effects from this hurricane were minimal and mainly consisted of power outages and minor repairs. The Company does not expect any material losses associated with this hurricane.
On November 1, 2012, the Company entered into a restated credit agreement (as amended the “Restated Credit Facility”), see note 9.
On November 1, 2012, the Company acquired a fee simple interest in a 53,220 square feet retail property known as Landings at Ocean Isle Beach located in Ocean Isle Beach, North Carolina. The Company purchased this property from an unaffiliated third party for $10,249.
On November 2, 2012, the Company acquired a fee simple interest in a 80,155 square feet retail property known as The Corner located in Tucson, Arizona. The Company purchased this property from an unaffiliated third party for $25,467 not including a contingent earnout component of $4,033.
On November 2, 2012, the Company acquired a fee simple interest in a 194,917 square feet retail property known as University Town Center Phase II located in Norman, Oklahoma. The Company purchased this property from an unaffiliated third party for $22,263 not including a contingent earnout component of $11,867.
On November 2, 2012, the Company acquired a fee simple interest in a 9,100 square feet retail property known as Dollar General Store located in Remlap, Alabama. The Company purchased this property from an unaffiliated third party for $942.
On November 8, 2012, the Company entered into a $4,930 loan secured by cross-collateralized first mortgages on four Dollar General properties. This loan bears interest at a fixed rate equal to 5.25% per annum, and matures on November 8, 2017.
The following condensed pro forma consolidated financial statements for the three and nine months ended September 30, 2012 and 2011, include pro forma adjustments related to the acquisitions after September 30, 2012 considered material to the consolidated financial statements which was Crossing at Killingly Commons which is presented assuming the acquisition had been consummated as of January 1, 2011. Wheatland Town Center was a developmental property that was not stabilized until the time of acquisition. For pro forma disclosure purposes, this property is not considered material since it has minimal operations, and no pro forma adjustments were made for the periods presented.
The pro forma financial information below includes the pro forma information as presented in Note 3 to the consolidated financial statements.
On a pro forma basis, the Company assumes the common shares outstanding as of September 30, 2012 were outstanding as of January 1, 2011. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2012 and 2011 acquisitions had been consummated as of January 1, 2011 and 2010, respectively, nor does it purport to represent the results of operations for future periods. Depreciation and amortization pro forma adjustments are based on preliminary purchase price allocations and are subject to change.

	For the three months ended September 30, 2012
	Note 3 - As Adjusted (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$41,676	$1,344	$43,020
Net income attributable to common stockholders	$913	$27	$940

Net income attributable to common stockholders per common share, basic and diluted	0.01		$0.01
Weighted average number of common shares outstanding, basic and diluted	113,778,342		113,778,342

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (unaudited)
(Dollar amounts in thousands, except per share data)

	For the three months ended September 30, 2011
	Note 3 - As Adjusted (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$33,203	$1,462	$34,665
Net (loss) income attributable to common stockholders	$(1,499)	$55	$(1,444)

Net loss attributable to common stockholders per common share, basic and diluted	(0.01)		$(0.01)
Weighted average number of common shares outstanding, basic and diluted	113,778,342		113,778,342

	For the nine months ended September 30, 2012
	Note 3 - As Adjusted (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$116,173	$4,002	$120,175
Net income attributable to common stockholders	$1,693	$67	$1,760

Net income attributable to common stockholders per common share, basic and diluted	$0.01		$0.02
Weighted average number of common shares outstanding, basic and diluted	113,778,342		113,778,342

	For the nine months ended September 30, 2011
	Note 3 - As Adjusted (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$96,061	$4,340	$100,401
Net (loss) income attributable to common stockholders	$(5,859)	$147	$(5,712)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.05)		$(0.05)
Weighted average number of common shares outstanding, basic and diluted	113,778,342		113,778,342

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
The following discussion and analysis relates to the three and nine months ended September 30, 2012 and 2011 and as of September 30, 2012 and December 31, 2011. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report. Unless otherwise noted, all dollar amounts are stated in thousands, except share data, per share amounts, rent per square foot, and rent per unit.
Overview
We are a Maryland corporation sponsored by Inland Real Estate Investment Corporation ("IREIC" or the "Sponsor"), and formed to acquire and develop commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans made to third parties. Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders. At September 30, 2012, the Company owned 118 retail properties, three office properties, and two industrial properties collectively totaling 9.5 million square feet and two multi-family properties totaling 444 units. As of September 30, 2012, our portfolio had weighted average physical and economic occupancy of 95.6% and 97.8% respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.
As of September 30, 2012 and 2011, annualized base rent per square foot averaged $13.82 and $13.38, respectively for all properties other than the multi-family properties and $12,146 and $9,425 per unit, respectively for the multi-family properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.
On August 24, 2009, we commenced an initial public offering (the “Offering”) of 500,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation. We also are offering up to 50,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan, or “DRP.” We closed the “best efforts” offering on August 23, 2012. However, on July 19, 2012, we filed a registration statement with the SEC, under which we will continue to issue shares to existing stockholders pursuant to the DRP. We elected to be taxed as a REIT commencing with the tax year ended December 31, 2009 and intend to continue to qualify as a REIT for federal income tax purposes.
Market Outlook
We operate our business in an economy influenced by national and world wide economic conditions. Certain sectors of the economy have outperformed others at different times over the past five years without sustaining a meaningful recovery or developing a clear direction for the future. Recently a group of prominent business leaders have identified the key economic drivers of growth that they believe must be present before we see systemic improvement in the economy. These include, some tax increases coupled with a deficit reduction program, a simplified tax code that allows for broad based revenue generation and less regulation, particularly of small business. As it stands now, many companies in different parts of the world are unwilling to commit resources to, or create jobs for an uncertain future where governments have not provided clear policy direction on these matters. In the United States, important decisions related to fiscal and monetary policy have been on hold for several months pending the outcome of the November 2012 election. In Europe, governments comprising the European Union have been meeting for months without determining a course of action to stimulate growth and ease budget deficits of certain member nations. In Asia, the fast growing economy of China has slowed, affecting demand for imported goods.
The above scenario is noteworthy in that private enterprise has now signified that it is dependent on government to provide a foundation on which it can build. In other words, while only the private sector can lead a full fledged recovery which would generate jobs and tax revenue, this is unlikely to happen unless governments take the first steps. Recent political deadlocks in Washington and Europe have resulted in the stagnant economy that we are now experiencing.
The commercial real estate industry has benefited from and been burdened by this set of circumstances. High quality real estate is a sought after investment for people looking for a steady return in uncertain times. When compared to almost all other investment opportunities, we believe well located and maintained commercial property provides an excellent balance between return and risk. At the same time, consumer spending has been uneven with only modest increases in retail sales since 2009. While returns have been steady since the recessionary years of 2008 and 2009, we have not seen significant growth. We do not expect this trend to change for the foreseeable future.
Our portfolio has exhibited the characteristics described above with necessity based anchor tenants that have provided a substantial portion of our revenue and smaller tenants expected to provide the bulk of our growth in revenue. As with the economy, this growth has been limited. The level of leasing activity related to our smaller tenants has been encouraging, but with rental rates generally equal to, or somewhat lower than in the past. Our outlook is therefore for a continued high level of occupancy and very modest growth in revenues. We feel, however, when the economy does return to sustained levels of growth, our company will be well positioned to benefit from such growth.
For the nine months ended September 30, 2012 Company Highlights
Specific 2012 achievements include:

•	Acquiring 76 properties totaling 4.0 million square feet and 144 multi-family units for $792,076, net of debt assumed and other prorations.

•
Financing 66 properties through borrowing $366,675 and assuming $59,195 in secured first mortgages with a weighted average stated interest rate of 3.94% per annum and a weighted average maturity of 9.2 years.

•	Declaring and paying distributions totaling $0.60 per share on an annualized basis and fully funding all distributions from cash flow from operations.

•	Generating gross proceeds (excluding DRP proceeds) totaling $536,094 from our "best-efforts" offering.
Liquidity and Capital Resources
General
Our principal demands for funds are to acquire real estate and real estate-related assets, to pay capital expenditures including tenant improvements, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders. We seek to fund our cash needs for items other than asset acquisitions, capital expenditures and related financings from operations. Our cash needs for acquisitions (including any contingent earnout payments), capital improvements and related financings have been, funded primarily from the sale of our shares, including through our distribution reinvestment plan, as well as debt financings. Our primary source to fund our cash needs, including cash to fund earnout payments, will come from our undistributed cash flow from operations and proceeds from our DRP as well as secured or unsecured financings, including proceeds from lines of credit. The maximum total earnout payments related to our acquisitions was $53,417 at September 30, 2012 and will not materially affect our liquidity.
As of September 30, 2012, no amounts were outstanding on our line of credit, under which we may borrow effective November 1, 2012, on an unsecured basis, up to $105,000. Our general strategy is to target borrowing 55% of the total fair market value of our assets on a portfolio basis after all of the proceeds from the offering have been placed. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is the later to occur. Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of September 30, 2012, our borrowings did not exceed 300% of our net assets and we had a principal balance outstanding on mortgage loans of $876,674 with a weighted average stated interest rate including interest rate swaps of 4.54% per annum.
As of September 30, 2012, we had $39,803 in marketable securities which was mainly invested in real estate-related equity securities of publicly traded companies and publicly traded corporate bonds and had borrowed $17,953 on margin to increase our overall return. We invest in these marketable securities to diversify our overall portfolio and increase our return to our stockholders.
As of September 30, 2012, our cash and cash equivalents totaled $113,426. We expected that all but $10,000 to $20,000 will be used in the next few quarters to fund future acquisitions and earnout payments.
As of September 30, 2012 and December 31, 2011, we owed $2,563 and $1,909, respectively, to our Sponsor and its affiliates for business management fees not otherwise waived, advances from these parties used to pay administrative and offering costs, and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.
Distributions
We generated sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions paid during the nine months ended September 30, 2012. Cash retained by us of $5,423 from the waiver of the business management fee for the nine months ended September 30, 2012 by our Business Manager had the effect of increasing cash flow from operations for this period because we did not have to use cash to pay the fee. However, even if the Business Manager had not waived this business management fee during the nine months ended September 30, 2012, we would have still generated sufficient cash flow from operations to fund $34,202 of $34,741 distributions paid for the period. There is no assurance that any deferral, accrual or waiver of any fee or reimbursement will be available to fund distributions in the future.
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
We have not funded any distributions from the net proceeds from the sale of our shares. In addition, we have not funded any distributions from the proceeds generated by borrowings, and do not intend to do so.
We intend to continue paying distributions for future periods in the amounts and at times as determined by our board.
Share Repurchase Program
We have a share repurchase program designed to provide limited liquidity to eligible stockholders. During the nine months ended September 30, 2012, we used $7,124 to repurchase 748,961 shares. Since the start of the program through September 30, 2012, we have used $9,178 to repurchase an aggregate of 961,550 shares.
During the nine months ended September 30, 2012, we received requests to repurchase 748,961 shares and fulfilled requests for all of these shares. The average per share repurchase price during this period was $9.51 and these repurchases were funded from proceeds from our distribution reinvestment plan.
Cash Flow Analysis

	For the nine months ended September 30,
	2012	2011
Net cash flows provided by operating activities	$39,689	$22,843
Net cash flows used in investing activities	$(813,848)	$(381,511)
Net cash flows provided by financing activities	$827,331	$379,430
Net cash provided by operating activities was $39,689 and $22,843 for the nine months ended September 30, 2012 and 2011, respectively. The funds generated in 2012 and 2011 were primarily from property operations from our real estate portfolio. The increase from 2011 to 2012 is due to the growth of our real estate portfolio and related, full period, property operations in 2012.
Net cash flows used in investing activities were $813,848 and $381,511 for the nine months ended September 30, 2012 and 2011, respectively. We used $792,076 and $374,102 during the nine months ended September 30, 2012 and 2011, respectively, to purchase properties and $18,972 and $13,550 to purchase marketable securities net of sales during the nine months ended September 30, 2012 and 2011, respectively.
Net cash flows provided by financing activities were $827,331 and $379,430 for the nine months ended September 30, 2012 and 2011, respectively. Of these amounts, cash flows from financing activities of $557,093 and $234,795, respectively, resulted from the sale of our common stock in the Offering and through our DRP. We generated $355,062 and $175,335, respectively, from net loan proceeds from borrowings secured by properties in our portfolio. We generated $16,661 and $6,355, respectively, from net borrowings from securities margin debt. We used $53,704 and $24,673, respectively, to pay Offering costs. We used $3,245 and $2,258 for the nine months ended September 30, 2012 and 2011, respectively, to pay loan fees and deposits related to financing on our closed and potential acquisitions.
During the nine months ended September 30, 2012 and 2011, we paid distributions in the amount of $34,741 and $15,997, respectively. Our 2012 distributions were funded from cash flows from operations determined in accordance with U.S. GAAP. On March 10, 2011, our Sponsor forgave $1,500 in liabilities related to advances used to pay administrative and offering costs prior to the commencement of our Offering that were previously funded to the Company and treated this as a capital contribution to cover a portion of distributions paid related to the year ended December 31, 2010. For U.S. GAAP purposes, the monies contributed by our Sponsor have been treated as capital contributions from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. For federal income tax purposes, these contributions may be considered taxable income under certain circumstances. Our Sponsor is not obligated to continue to contribute monies to fund future distributions, nor is there any assurance that it will do so, if cash flows from operations or borrowings are not sufficient to cover them. The amount and timing of distributions may vary and there is no assurance that we will continue to pay distributions at the existing rate, if at all.
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2012 and 2011 follows:

Distributions Paid
Nine months ended September 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Funds From Operations (2)
2012	$37,219	$0.45	$13,742	$20,999	$34,741	$39,689	$37,137
2011	$17,091	$0.45	$6,020	$9,977	$15,997	$22,843	$17,730

(1)	Assumes a share was issued and outstanding each day during the period.

(2)	Funds from operations is defined in the following section.

Funds from Operations and Modified Funds from Operations
The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, the presentation of operating results for a REIT using historical cost accounting alone may be less informative and insufficient. Therefore, we utilize certain non-U.S. GAAP supplemental performance measures due to certain unique operating characteristics of real estate companies. One non-U.S. GAAP supplemental performance measure that we consider is known as funds from operations, or “FFO.” The National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In addition, NAREIT has clarified its computation of FFO which includes adding back real estate impairment charges for all periods presented, however under U.S. GAAP, impairment charges reduce net income. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent. From inception through September 30, 2012, we have not had any impairment charges and, therefore, no adjustments to FFO have been necessary for impairment charges. We believe our FFO calculation complies with NAREIT's definition described above.
However, the calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs nor is it indicative of liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. Management uses the calculation of FFO for several reasons. We use FFO to compare our operating performance to that of other REITs, to assess the sustainability of our operating performance, and we compute FFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives.
We believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. However, FFO and modified funds from operations, or “MFFO,” as described below, should not be construed to be equivalent to or a substitute for the current U.S. GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the performance of real estate under U.S. GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-U.S. GAAP FFO and MFFO measures and the adjustments to U.S. GAAP in calculating FFO and MFFO. However, we believe that the U.S. GAAP measures and the non-U.S. GAAP FFO and MFFO measures taken together do provide a useful presentation of our operating performance.
Changes in the accounting and reporting promulgations under U.S. GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and certain other changes to U.S. GAAP accounting for real estate intangible assets subsequent to the establishment of NAREIT's definition of FFO have impacted the reporting of operating income. Specifically, acquisition fees and expenses for all industries are accounted for as operating expenses. We do not pay acquisition fees to our Business Manager or its affiliates, but we do incur acquisition related costs. The acquisition of real estate assets, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating income and cash flow in order to make distributions to our stockholders. Publicly registered, non-listed

REITs typically engage in a significant amount of acquisition activity, and thus incur significant acquisition related costs, during their initial years of investment and operation. Although other start up entities likewise may engage in significant acquisition activity during their initial years, non-listed REITs are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. More specifically, as disclosed elsewhere herein, we use the proceeds raised in the Offering to acquire properties and thus our acquisition activity is expected to decline, and acquisition related costs are likewise expected to decrease, after all the Offering proceeds have been invested. Thus, management believes that acquisition related costs will not be a significant cost to us after the Offering proceeds have been fully invested. We will ultimately seek a liquidity event, which may include selling our assets individually or selling certain subsidiaries or joint venture interests, adopting a plan of liquidation or listing our common stock on a national securities exchange, but our board does not anticipate evaluating a listing until at least 2014. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or “IPA,” an industry trade group, has standardized a measure known as modified funds from operations or "MFFO", which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.
MFFO excludes costs that are more reflective of investing activities, including acquisition related costs that affect our operations only in periods in which properties are acquired, and other non-operating items that are included in FFO. By excluding expensed acquisition related costs, the use of MFFO provides information consistent with the investing and operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, may not be directly related or attributable to our current operating performance. By excluding such market changes that may reflect anticipated and unrealized gains or losses, we believe that MFFO may provide both investors and analysts, on a going forward basis, an indication of the sustainability of our operating performance. Because MFFO may be a recognized measure of sustainable operating performance within the non-listed REIT industry, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. MFFO is not equivalent to our net income or loss as determined under U.S. GAAP as detailed in the table below, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of properties. Our disclosure of MFFO and the adjustments used to calculate it presents our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, and that may be useful to investors. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the Offering has been completed and the net proceeds of the Offering have been fully invested in properties, because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. We do not pay acquisition fees to our Business Manager or its affiliates which would be classified as acquisition related costs under U.S. GAAP.
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
We believe our MFFO calculation complies with the IPA's Practice Guideline described above. We do not pay acquisition fees to our Business Manager or its affiliates. Under U.S. GAAP, acquisition expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore will reduce net income and cash available to be distributed to our stock holders.
Presentation of this information is intended to provide information which may be useful to investors as they compare the operating performance of different REITs and to give investors insight into the sustainability of our operations, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations calculated in accordance with U.S. GAAP, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other U.S. GAAP measurements as an indication of our performance. The exclusion of impairments limits the usefulness of FFO and MFFO as a historical operating performance measure since an impairment indicates that the property's operating performance has been permanently affected. Further, MFFO has limitations as a performance measure for an entity engaged in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that the company uses to calculate FFO or MFFO. In the future, the SEC or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust the calculations and characterization of FFO or MFFO.
For the nine months ended September 30, 2012 and 2011, we paid distributions of $34,741 and $15,997, respectively. For the nine months ended September 30, 2012 and 2011, we generated FFO of $37,137 and $17,730, respectively, MFFO of $40,586 and $19,930, respectively and cash flow from operations of $39,689 and $22,843, respectively. FFO and MFFO are not indicative of liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.
The table below represents a reconciliation of our net income (loss) attributable to common stockholders to FFO and MFFO for nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Nine months ended September 30,
	2012	2011
Net income (loss) attributable to common stockholders	$2,922	$(2,581)
Add:
Depreciation and amortization related to investment properties	34,215	20,327
Less:
Noncontrolling interest’s share of depreciation and amortization related to investment properties	—	(16)
Funds from operations (FFO)	37,137	17,730
Add:
Acquisition related costs (1)	3,650	2,102
Amortization of acquired above and below market leases, net (2)	2,125	1,411
Noncontrolling interest’s share of amortization of acquired below market leases and straight-line rental income	—	17
Less:
Straight-line rental income (3)	(2,304)	(1,263)
Realized gain on sale of marketable securities (4)	(22)	(67)
Modified funds from operations (MFFO)	$40,586	$19,930
Weighted average number of common shares outstanding, basic and diluted	83,326,053	38,084,751
Net income (loss) attributable to common stockholders per common share, basic and diluted	$0.04	$(0.07)
Funds from operations attributable to common stockholders per common share, basic and diluted	$0.45	$0.47
Modified funds from operations attributable to common stockholders per common share, basic and diluted	$0.49	$0.52

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

The acquisition of real estate assets, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating income and cash flow in order to make distributions to our stockholders. By excluding expensed acquisition costs, MFFO may provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Such information may be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. Management believes that acquisition related costs will not be a significant cost to us after the Offering proceeds have been fully invested. Acquisition related costs include payments to affiliates of our Business

Manager or third parties; however, we do not pay acquisition fees to our Business Manager or its affiliates. Acquisition related costs under U.S. GAAP are considered operating expenses and are included in the determination of net income and income from continuing operations, both of which are performance measures under U.S. GAAP. These expenses are paid in cash by us, and therefore this cash will not be available to distribute to our stockholders. All paid and accrued acquisition related costs will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us.

(2)
Under U.S. GAAP, certain intangibles are accounted for at cost and are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, we believe by excluding charges relating to amortization of these intangibles, MFFO may provide useful supplemental information on the operating performance of the real estate.

(3)
Under U.S. GAAP, our rental receipts are allocated to periods using a straight-line methodology. This may result in income recognition that is different than underlying contract terms. By adjusting for these items (to reflect such payments from a U.S. GAAP accrual basis to a cash basis of disclosing the rent and lease payments), we believe MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms.

(4)
We have adjusted for gains or losses included in net income (loss) from the sale of securities holdings where trading of such holdings is not a fundamental attribute of the business plan because they are items that may not be reflective of on-going operations.

Results of Operations
The following discussions are based on our consolidated financial statements for the three and nine months ended September 30, 2012 and 2011.
These sections describe and compare our results of operations for the three and nine months ended September 30, 2012 and 2011. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income. Property net operating income, a non-U.S. GAAP measure, is also meaningful as an indicator of the effectiveness of our management of properties because property net operating income excludes certain items that are not reflective of the effectiveness of our management, such as depreciation and amortization and interest expense.
Comparison of the Three Months ended September 30, 2012 and 2011
A total of 43 of our investment properties were acquired on or before July 1, 2011 and represent our “same store” properties during the three months ended September 30, 2012 and 2011. "Other investment properties,” as reflected in the table below, include one joint venture property and properties acquired after July 1, 2011. For the three months ended September 30, 2012 and 2011, 82 and 2 properties were included in "other investment properties", respectively. The following table presents the property net operating income broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended September 30, 2012 and 2011 along with a reconciliation to net income (loss) attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended September 30,
	2012	2011
Property operating revenue:
“Same store” investment properties, 43 properties:
Rental income	$16,854	$16,621
Tenant recovery income	3,489	3,769
Other property income	377	492
Other investment properties:
Rental income	11,839	536
Tenant recovery income	2,557	77
Other property income	112	6
Total property income	35,228	21,501

Property operating expenses:
“Same store” investment properties, 43 properties:
Property operating expenses	3,198	3,347
Real estate taxes	2,393	2,463
Other investment properties:
Property operating expenses	1,790	114
Real estate taxes	1,952	53
Total property operating expenses	9,333	5,977

Property net operating income:
“Same store” investment properties, 43 properties	15,129	15,072
Other investment properties	10,766	452
Total property net operating income	25,895	15,524

Other income:
Tenant recovery income related to prior periods	165	(230)
Straight-line rents	1,125	512
Amortization of lease intangibles	(724)	(449)
Interest and dividend income	711	228
Realized gain on sale of marketable securities	20	80
Equity in loss of unconsolidated entities	(2)	(20)
Total other income	1,295	121

Other expenses:
Bad debt expense	121	79
Depreciation and amortization	13,591	8,818
General and administrative expenses	1,049	772
Acquisition related costs	2,018	733
Interest expense	8,877	6,185
Business management fee	—	—
Total other expenses	25,656	16,587

Net income (loss)	1,534	(942)
Less: net loss attributable to noncontrolling interests	60	2
Net income (loss) attributable to common stockholders	$1,594	$(940)

On a “same store” basis, comparing the results of operations of the investment properties owned during the three months ended September 30, 2012 with the results of the same investment properties during the three months ended September 30, 2011, property net operating income increased $57 with total property income decreasing $162 and total property operating expenses decreasing $219 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. These variances are explained by each component below.

Rental income increased $233 on a “same store” basis for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to the effect of new tenants taking occupancy of previously vacant spaces. On an aggregate portfolio basis, rental income increased $11,536, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, reflecting an increase in rental income from our other investment properties during the three month period. The increase is a result of the 82 investment properties acquired after July 1, 2011.

Tenant recovery income decreased $280 on a “same store” basis for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to decreases in real estate tax expenses, as discussed below, which directly affected the amount of tenant recovery income and a decrease in the recovery percentage which resulted in us recognizing less recovery income. On an aggregate portfolio basis, tenant recovery income increased $2,200 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, reflecting an increase in tenant recovery income on other investment properties. The increase is a result of the 82 investment properties acquired after July 1, 2011.

Other property income decreased $115 on a “same store” basis, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to one-time miscellaneous income received related to a property in 2011. On an aggregate portfolio basis, other property income decreased $9 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, reflecting an increase in other property income on other investment properties.

Property operating expenses decreased $149 on a “same store” basis, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to higher parking lot maintenance and landscaping costs incurred in the three months ended September 30, 2011. On an aggregate portfolio basis, total property operating expenses increased $1,527 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase is a result of the 82 investment properties acquired after July 1, 2011.

Real estate tax expense decreased $70 on a “same store” basis, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease in real estate tax expense during 2012 can be attributed to decreases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $1,829 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase is a result of the 82 investment properties acquired after July 1, 2011.

Total other income increased $1,174 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in interest and dividend income which is a result of the increased investments in our marketable securities portfolio; increase in straight line rent which is a result of the 82 investment properties acquired after July 1, 2011; and adjustments to tenant recovery income resulting from differences in estimated expense recoveries billed and actual expenses.

Bad debt expense increased $42 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.

Depreciation and amortization increased $4,773 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from 45 properties owned as of September 30, 2011 compared to 125 properties owned as of September 30, 2012 and the write off of certain acquired in-place lease intangibles.

General and administrative expenses increased $277 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase is primarily due to an increase in payroll reimbursements paid to the Business Manager, professional fees, printing costs, mortgage servicing and investment advisor fees resulting from the growth of the portfolio.

Acquisition costs increased $1,285 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in the number of potential and actual acquisitions we pursued during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Interest expense increased $2,692 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase in interest expense is primarily due to a $431,618 increase in mortgage payables from September 30, 2011 to September 30, 2012.

Business management fee was $0 for the three months ended September 30, 2012 and 2011. For the three months ended September 30, 2012, the Business Manager could have been paid a business management fee in the amount equal to $2,489 which was permanently waived by the Business Manager.
Comparison of the Nine Months ended September 30, 2012 and 2011
A total of 27 of our investment properties were acquired on or before January 1, 2011 and represent our “same store” properties during the nine months ended September 30, 2012 and 2011. "Other investment properties,” as reflected in the table below, include one joint venture property and properties acquired after January 1, 2011. For the nine months ended September 30, 2012 and 2011, 98 and 18 properties were included in "other investment properties", respectively. The following table presents the property net operating income broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the nine months ended September 30, 2012 and 2011 along with a reconciliation to net income (loss) attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Nine months ended September 30,
	2012	2011
Property operating revenue:
“Same store” investment properties, 27 properties:
Rental income	$25,057	$24,651
Tenant recovery income	5,515	6,400
Other property income	942	1,010
Other investment properties:
Rental income	46,761	15,197
Tenant recovery income	10,120	2,905
Other property income	769	57
Total property income	89,164	50,220

Property operating expenses:
“Same store” investment properties, 27 properties:
Property operating expenses	5,468	5,518
Real estate taxes	4,069	4,393
Other investment properties:
Property operating expenses	7,957	2,689
Real estate taxes	6,259	1,677
Total property operating expenses	23,753	14,277

Property net operating income:
“Same store” investment properties, 27 properties	21,977	22,150
Other investment properties	43,434	13,793
Total property net operating income	65,411	35,943

Other income:
Tenant recovery income related to prior periods	(165)	16
Straight-line rents	2,304	1,263
Amortization of lease intangibles	(2,125)	(1,412)
Interest and dividend income	1,685	513
Realized gain on sale of marketable securities	22	67
Equity in income of unconsolidated entities	253	7
Total other income	1,974	454

Other expenses:
Bad debt expense	436	237
Depreciation and amortization	34,215	20,327
General and administrative expenses	2,984	2,148
Acquisition related costs	3,650	2,102
Interest expense	22,724	13,577
Business management fee	500	500
Total other expenses	64,509	38,891

Net income (loss)	2,876	(2,494)
Less: net loss (income) attributable to noncontrolling interests	46	(87)
Net income (loss) attributable to common stockholders	$2,922	$(2,581)

On a “same store” basis, comparing the results of operations of the investment properties owned during the nine months ended September 30, 2012 with the results of the same investment properties during the nine months ended September 30, 2011, property net operating income decreased $173 with total property income decreasing $547 and total property operating expenses decreasing $374 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. These variances are explained by each component below.

Rental income increased $406 on a “same store” basis for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the effect of new tenants taking occupancy of previously vacant spaces. On an aggregate portfolio basis, rental income increased $31,970, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, reflecting an increase in rental income from our other investment properties during the nine month period.  The increase is a result of the 98 investment properties acquired after January 1, 2011.

Tenant recovery income decreased $885 on a “same store” basis for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to decrease in real estate tax expenses, as discussed below, which directly affected the amount of tenant recovery income and a decrease in the recovery percentage which resulted in us recognizing less recovery income. On an aggregate portfolio basis, tenant recovery income increased $6,330 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, reflecting an increase in tenant recovery income on other investment properties. The increase is a result of the 98 investment properties acquired after January 1, 2011.

Other property income decreased $68 on a “same store” basis, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a decrease in sales tax income. On an aggregate portfolio basis, other property income increased $644 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase is a result of the 98 investment properties acquired after January 1, 2011.

Property operating expenses decreased $50 on a “same store” basis, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a decrease in snow removal expense during the nine months ended September 30, 2012 as compared to the prior period. On an aggregate portfolio basis, total property operating expenses increased $5,218 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase is a result of the 98 investment properties acquired after January 1, 2011.

Real estate tax expense decreased $324 on a “same store” basis, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease in real estate tax expense during 2012 can be attributed to decreases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $4,258 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase is a result of the 98 investment properties acquired after January 1, 2011.

Total other income increased $1,520 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to an increase in interest and dividend income which is a result of the increased investments in our marketable securities portfolio and an increase in straight line rent from a greater number of properties in our portfolio. This increase was partially offset by adjustments to tenant recovery income resulting from differences in estimated expense recoveries billed and actual expenses and an increase in amortization of lease intangibles from a greater number of properties in our portfolio and write-offs of certain acquired above market lease intangibles.

Bad debt expense increased $199 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.

Depreciation and amortization increased $13,888 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from 45 properties owned as of September 30, 2011 compared to 125 properties owned as of September 30, 2012.

General and administrative expenses increased $836 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase is primarily due to an increase in payroll reimbursements paid to the Business Manager, professional fees, state taxes and information technology costs, mortgage servicing fees and investment advisor fees resulting from the growth of the portfolio.

Acquisition costs increased $1,548 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a increase in the number of potential and actual acquisitions we pursued during the nine months ended September 30, 2012 compared to the the nine months ended September 30, 2011, which was partially offset by a $734 adjustment related to a decrease in estimated deferred investment property obligations due to changes in the underlying liability assumptions where we are expected to pay out less than originally anticipated.

Interest expense increased $9,147 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase in interest expense is primarily due to a $431,618 increase in mortgage payables from September 30, 2011 to September 30, 2012.

Business management fee was $500 for the nine months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012, the Business Manager could have been paid a business management fee in the amount equal to $5,923, but the Business Manager permanently waived $5,423 of this fee.
The following table sets forth a summary, as of September 30, 2012, of lease expirations scheduled to occur during each of the calendar years from 2012 to 2016 and thereafter, assuming no exercise of renewal options or early termination rights for leases in-place on September 30, 2012 and does not include multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2012 (remainder of year) (b)	20	75,627	0.8%	$1,223	0.9%	$16.17
2013	121	339,198	3.7%	6,971	5.0%	20.55
2014	96	327,833	3.6%	6,808	4.8%	20.77
2015	83	274,866	3.0%	5,203	3.7%	18.93
2016	105	417,480	4.6%	6,655	4.7%	15.94
Thereafter	435	7,711,055	84.3%	113,895	80.9%	14.77
Leased Total	860	9,146,059	100.0%	$140,755	100.0%	$15.39

(a)	Represents the base rent in place at the time of lease expiration.

(b)	Includes month-to-month leases.
The following table sets forth our top five tenants in our portfolio based on annualized base rent for leases in-place on September 30, 2012 and does not include multi-family leases.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent per Square Foot
Kohl’s	9	764,200	10.5%	$7,392	7.1%	$9.67
Walgreens	13	189,347	2.6%	6,727	6.5%	35.53
Dollar General	39	427,321	5.9%	4,178	4.0%	9.78
PetSmart	14	261,966	3.6%	3,959	3.8%	15.11
Publix Super Markets	7	336,719	4.6%	3,747	3.6%	11.13
Top Five Tenants	82	1,979,553	27.2%	$26,003	25.0%	$13.14

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place on September 30, 2012.

Tenant Type	Square Footage Including Multi-family Units	Percent of Total Square Footage
Grocery	1,256,523	13.1%
Dollar stores and off price clothing	1,122,960	11.7%
Department	1,074,393	11.2%
Lifestyle, health clubs, books and phones	1,059,480	11.1%
Clothing and accessories	580,040	6.1%
Restaurants and fast food	534,907	5.6%
Home goods	496,836	5.2%
Sporting goods	468,250	4.9%
Home Improvement	467,543	4.9%
Multi-family	444,556	4.6%
Industrial	416,815	4.4%
Consumer services, salons, cleaners and banks	379,245	4.0%
Pet supplies	336,474	3.5%
Health, doctors and health food	331,985	3.4%
Commercial office	273,582	2.9%
Electronics	248,448	2.6%
Other	79,447	0.8%
Total	9,571,484	100.0%
Critical Accounting Policies
Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 15, 2012, under the heading “Critical Accounting Policies.” The following is a new critical accounting policy since filing our Annual Report on Form 10-K.
Redeemable Noncontrolling Interests
Certain of our consolidated joint ventures have issued units to noncontrolling interest holders that are redeemable for cash or into our common shares at the noncontrolling interest holder's option. If the noncontrolling interest holder seeks redemption of its units for our common shares, the joint ventures may redeem the units through issuance of our common shares or through cash settlement at the redemption price. The redemption is at the option of the holder after passage of time or upon the occurrence of an event that is not solely within the control of any of the joint ventures. Because redemption of the noncontrolling interests is outside of the applicable joint venture's control, the interests are presented on the consolidated balance sheets outside of permanent equity as redeemable noncontrolling interests. None of the noncontrolling interests are currently redeemable, but it is probable that the noncontrolling interests will become redeemable. Based on such probability, we measure and record the noncontrolling interests at their maximum redemption amount at each balance sheet date. Any adjustments to the carrying amount of the redeemable noncontrolling interests for changes in the maximum redemption amount are recorded to retained earnings in the period of the change.
At issuance, the fair value of the redeemable noncontrolling interests were estimated by applying the income approach, which included significant inputs that are not observable (Level 3), including discount rates and redemption values.
Contractual Obligations
During the nine months ended September 30, 2012, we closed on $476,006 of mortgage loans with a weighted average stated interest rate per annum of 3.94% per annum, and a weighted average maturity of 9.2 years.
As of September 30, 2012, we had outstanding commitments to fund approximately $4,715 into the Temple Terrace joint venture for a redevelopment project. We intend to fund these outstanding commitments with proceeds from available cash or the credit facility.
We have provided a partial guarantee on eight mortgages payable of our subsidiaries. As of September 30, 2012, these guarantees totaled to an aggregate recourse amount of $62,185.

From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of September 30, 2012 and December 31, 2011, we had liabilities of $46,610 and $25,290, respectively, recorded on the consolidated balance sheet as deferred investment property acquisition obligations. The maximum potential payment is $53,417 at September 30, 2012.
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

	September 30, 2012	December 31, 2011
Total assets	$1,965,992	$1,010,386
Mortgages, credit facility and securities margin payable	$896,168	$464,956
	For the nine months ended September 30,
	2012	2011
Total income	$89,178	$50,087
Net income (loss) attributable to common stockholders	$2,922	$(2,581)
Net income (loss) attributable to common stockholders per common share, basic and diluted (a)	$0.04	$(0.07)
Distributions declared to common stockholders	$37,219	$17,091
Distributions per weighted average common share (a)	$0.45	$0.45
Cash flows provided by operating activities	$39,689	$22,843
Cash flows used in investing activities	$(813,848)	$(381,511)
Cash flows provided by financing activities	$827,331	$379,430
Weighted average number of common shares outstanding, basic and diluted	83,326,053	38,084,751

(a)
The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2012 and 2011, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Subsequent Events
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2012 through the close of business on December 31, 2012. Distributions were declared in a daily amount equal to $0.001639344 per share, which if paid each day for a 366-year period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•
In October 2012, total distributions declared for the month of September 2012 were paid in the amount equal to $5,598, of which $2,189 was paid in cash and $3,409 was reinvested through the Company’s DRP, resulting in the issuance of an additional 358,851 shares of common stock.

•
In November 2012, total distributions declared for the month of October 2012 were paid in the amount equal to $5,800, of which $2,278 was paid in cash and $3,522 was reinvested through the Company’s DRP, resulting in the issuance of an additional 370,740 shares of common stock.

On October 1, 2012, our wholly owned subsidiary entered into a $45,000 forward interest rate swap associated with the loan secured by a first mortgages on the City Center property. This forward swap bears interest at a fixed rate equal to thirty-day LIBOR plus 1.395% per annum, and is effective on April 1, 2014 and matures on May 29, 2019. The joint venture will be making the fixed-rate payment over the life of the agreement and the counterparty will be paying the variable rate payment. Starting on April 1, 2014 the swap effectively hedges the interest payment under the hedged portion of the loan to a fixed rate equal to 3.845% per annum.

On October 3, 2012, our wholly owned subsidiary entered into a consolidated joint venture with Dayville Unit Investors, LLC (“Dayville Investors”). The joint venture was formed for the purpose of owning, operating and managing a 395,539 square-foot retail shopping center known as Crossing at Killingly Commons located in Dayville, Connecticut. Upon formation of the joint venture, the Dayville Investors contributed the property with a fair value of $54,608 to the joint venture. Upon formation, the joint venture authorized the issuance of 960,802 preferred units (the “Dayville Preferred Units”) to Dayville Investors, which were valued at $9,608. If certain vacant spaces are leased to tenants paying full rent by January 31, 2015 by the Dayville Investors, the joint venture will pay up to $5,584 through issuance of up to an additional 558,362 Dayville Preferred Units. The joint venture's contingent obligation will be recorded as a liability included in deferred investment property acquisition obligations on the consolidated balance sheet. The Dayville Preferred Units will be paid a preferred return of 3.50% per annum on October 3, 2012 through October 2, 2015. Thereafter, the Dayville Preferred Units will be paid a preferred return of 5.50% per annum. The Dayville Preferred Units rank senior to our interest in the joint venture. Upon the ten year anniversary of issuance and thereafter, either joint venture partner has the right to cause the joint venture to redeem the the Dayville Preferred Units. The Dayville Investors have the right to cause the joint venture to redeem the Dayville Preferred Units for cash, or for shares of our common stock on a one-for-one basis. If the Dayville Investors request that the joint venture redeem the Dayville Preferred Units for shares of our common stock, the joint venture may still select to settle the redemption in cash. If the joint venture pays the redemption of the Dayville Preferred Units in cash, the redemption value will be the greater of i) $10.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption or ii) our share price per share. The Dayville Preferred Units do not have any maturity date, and are not subject to mandatory redemption. The Dayville Preferred Units are subject to redemption features outside of the joint venture's control that results in presentation outside of permanent equity and will be reported at the maximum redemption amount as redeemable noncontrolling interests in the our consolidated financial statements. The joint venture assumed a $43,600 existing loan which was secured by a first mortgage on the Dayville Property. The joint venture used $10,600 of the contributed cash to repay a portion of the assumed loan and guaranteed up to 25% of the indebtedness in order to obtain an interest rate and term modification. The modified loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% per annum, and matures on November 1, 2017, with an option to extend to October 1, 2022, upon certain conditions. Effective October 4, 2012, the joint venture entered into a $24,750 interest rate swap associated with the loan. The joint venture will be making the fixed-rate payment over the life of the agreement and the counterparty will be paying the variable rate payment. The swap effectively hedges the interest payment under the hedged portion of the loan to a fixed rate equal to 3.73% per annum.
On October 3, 2012, our wholly owned subsidiary acquired a fee simple interest in a 150,103 square feet retail property known as Wheatland Town Center located in Dallas, Texas. We purchased this property from an unaffiliated third party for $27,414 not including a contingent earnout component of $11,857.
On October 3, 2012, our wholly owned subsidiary entered into a $5,297 loan secured by cross-collateralized first mortgages on eight Dollar General properties. This loan bears interest at a fixed rate equal to 4.60% per annum, and matures on November 11, 2024.
On October 3, 2012, our wholly owned subsidiary entered into a $21,615 loan secured by a first mortgage on the FedEx Distribution Centers located in Houston, Texas. This loan bears interest at a fixed rate equal to thirty-day LIBOR plus 1.85% per annum, and matures on October 3, 2019. We entered into a $10,808 interest rate swap associated with this loan. This swap effectively hedges the interest payment under the hedged portion of the loan to a fixed rate equal to 3.15% per annum.
On October 11, 2012, our wholly owned subsidiary entered into a $4,675 loan secured by a first mortgage on the Kohl's in Cummings, GA. This loan bears interest at a fixed rate equal to 4.51% per annum, and matures on November 6, 2022.
In late October 2012, a few of our wholly owned subsidiaries properties located on the East Coast were affected by Hurricane Sandy. The effects from this hurricane were minimal and mainly consisted of power outages and minor repairs. We do not expect any material losses associated with this hurricane.
On November 1, 2012, we entered into an amended and restated credit agreement (as amended the “Restated Credit Facility”), under which we may borrow, on an unsecured basis, up to $105,000. We has the right, provided that no default has occurred and is continuing, to increase the facility amount up to $200,000 with approval from the lending group. The obligations under the Restated Credit Facility will mature on October 31, 2015, which may be extended to October 31, 2016 subject to satisfaction of certain conditions. We has the right to terminate the facility at any time, upon one business day’s notice and the repayment of all of its obligations there under. Borrowings under the Restated Credit Facility bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the our leverage ratio. We generally will be required to make monthly interest-only payments, except that we may be required to make partial principal payments in order to comply with certain debt covenants set forth in the Restated Credit Facility. We are also required to pay, on a quarterly basis, an annual amount less than 0.5% per annum on the average daily unused funds remaining under the line. The Restated Credit Facility requires compliance with certain covenants which may restrict the availability of funds under the line of credit facility. Our performance of the obligations under the Restated Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our material subsidiaries owning unencumbered properties.

On November 1, 2012, our wholly owned subsidiary acquired a fee simple interest in a 53,220 square feet retail property known as Landings at Ocean Isle Beach located in Ocean Isle Beach, North Carolina. We purchased this property from an unaffiliated third party for $10,249.
On November 2, 2012, our wholly owned subsidiary acquired a fee simple interest in a 80,155 square feet retail property known as The Corner located in Tucson, Arizona. We purchased this property from an unaffiliated third party for $25,467 not including a contingent earnout component of $4,033.
On November 2, 2012, our wholly owned subsidiary acquired a fee simple interest in a 194,917 square feet retail property known as University Town Center Phase II located in Norman, Oklahoma. We purchased this property from an unaffiliated third party for $22,263 not including a contingent earnout component of $11,867.
On November 2, 2012, our wholly owned subsidiary acquired a fee simple interest in a 9,100 square feet retail property known as Dollar General Store located in Remlap, Alabama. We purchased this property from an unaffiliated third party for $942.
On November 8, 2012, our wholly owned subsidiary entered into a $4,930 loan secured by cross-collateralized first mortgages on four Dollar General properties. This loan bears interest at a fixed rate equal to 5.25% per annum, and matures on November 8, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollar amounts are stated in thousands.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. Including derivative financial instruments, we currently have limited exposure to financial market risks through fixing our interest rates on all long-term debt as of September 30, 2012 except some mortgages payable, the securities margin payable and the credit facility. As of September 30, 2012, we had outstanding debt, which is subject to fixed interest rates and variable rates of $724,707 and $169,920, respectively, bearing interest at weighted average interest rates equal to 4.95% per annum and 2.37% per annum, respectively, including the effect of interest rate hedging.
If market rates of interest on all floating rate debt as of September 30, 2012 permanently increased by 1% (100 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1,699 annually. If market rates of interest on all floating rate debt as of September 30, 2012 permanently decreased by 1% (100 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by the same amount.
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
While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of September 30, 2012.

	Cost	Fair Value	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity securities	$28,366	$30,104	$33,114	$27,094
Debt securities	9,001	9,699	10,669	8,729
Total marketable securities	$37,367	$39,803	$43,783	$35,823

Derivatives
The following table summarizes our interest rate swap contracts outstanding as of September 30, 2012:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of September 30, 2012
March 11, 2011	April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$(533)
June 22, 2011	June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	$13,359	$(734)
October 28, 2011	November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	$10,837	$(425)
May 9, 2012	May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	$10,150	$(240)
June 13, 2012 (1)	June 10, 2011	December 10, 2018	5.165%	1 month LIBOR	$49,391	$(5,729)
July 24, 2012	July 26, 2012	July 20, 2017	3.087%	1 month LIBOR	$4,677	$(55)
(1)    Assumed at the time of acquisition of Walgreens NE Portfolio with a then fair value of ($5,219).
Item 4. Controls and Procedures
Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, our credit agreement, dated November 1, 2010, with KeyBank National Association as administrative agent for itself and any other lenders which may become parties to the agreement (the “Credit Facility”), imposes limits on our ability to pay distributions. More specifically, without lender consent, we may not declare and pay distributions if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter (and beginning with our fiscal quarter ending March 31, 2012, for the past four fiscal quarters) would exceed 95% of our funds from operations, or “FFO,” for that period. For the fiscal quarter ended September 30, 2012, distributions did not exceed 95% of our FFO. Even if we are able to obtain lender consent to pay such distributions, any distributions that exceed cash flows from operations or FFO will likely not be sustainable for a significant period of time.
Geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the real estate markets of those areas.
As of September 30, 2012, approximately 19.5% and 8.1% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida and New York, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On August 24, 2009, our Registration Statement on Form S-11 (Registration No. 333-153356), covering a public offering of up to 550,000,000 shares of common stock closed on August 23, 2012. We are continuing to offer and sell shares of our common stock at a price equal to $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan. We sold a total of 110,485,936 shares, equal to $1,099,311 in aggregate gross offering proceeds, in the “best efforts” offering. As of September 30, 2012, we had sold 4,233,956 shares, equal to $40,223 in aggregate gross offering proceeds, pursuant to the DRP.

As of September 30, 2012, we have incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs to related parties (1)	$107,487
Offering costs paid to non-related parties	10,695
Total offering costs	$118,182

(1)
“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed (paid) all or a portion of these amounts to soliciting dealers. No selling commissions are paid on shares issued through the distribution reinvestment plan.

From the effective date of the "best efforts" offering through September 30, 2012, the net offering proceeds to us from the "best efforts" offering, excluding the distribution reinvestment plan and the share repurchase program, after deducting the total expenses incurred described above, were $981,129. As of September 30, 2012, we had used $888,099 of these net proceeds to purchase, and to fund capital improvements on, interests in real estate, and $17,075 to invest in marketable securities. The remaining net proceeds were held as cash at September 30, 2012.
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
With respect to ordinary repurchases, we may make repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds generated from our distribution reinvestment plan during that month to fund ordinary repurchases under the program; provided that, if we have excess funds during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases. Subject to funds being available, in the case of ordinary repurchases, we further will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. With respect to exceptional repurchases, we are authorized to use all available funds to repurchase shares. In addition, the one-year holding period and 5% limit described herein will not apply to exceptional repurchases. We must, however, receive the written request for an exceptional repurchase within one year after the death of the stockholder.
The share repurchase program will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program. In the event that we amend, suspend or terminate the share repurchase program, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the Securities and Exchange Commission on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion at any time and from time to time to reject any requests for repurchases. Shares repurchased through the share repurchase program are fully funded from proceeds generated through the distribution reinvestment plan.
The table below outlines the shares of common stock we repurchased, all of which were repurchased pursuant to our share repurchase program during the quarter ended September 30, 2012.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2012	85,516	$9.37	85,516	(1)
August 2012	107,209	$9.74	107,209	(1)
September 2012	87,914	$9.65	87,914	(1)
Total	280,639	$9.60	280,639	(1)

(1)	A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.

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
INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President and principal executive officer		Treasurer and chief financial officer
Date:	November 14, 2012	Date:	November 14, 2012

Exhibit Index

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2
Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1
Distribution Reinvestment Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Form S-3D Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 3, 2012 (file number 333-182748))

4.2
Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2010 (file number 333-153356)), as amended by First Amendment to the Amended and Restated Share Repurchase Program of Inland Diversified Real Estate Trust, Inc., effective November 1, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

4.3
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

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

101
The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (1)

___________________________
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