Form 10-K
period 2012-12-31
Inland Diversified Real Estate Trust, Inc.
filed 2013-03-13
CIK 1438897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 000-53945
Inland Diversified Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant’s shares of common stock. The number of shares held by non-affiliates as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was 89,720,504.
As of March 1, 2013, there were 115,666,318 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders,
which is expected to be filed no later than April 30, 2013, into Part III of this Form 10-K to the extent stated herein.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

i

PART I
Item 1. Business
General
Inland Diversified Real Estate Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) was incorporated in June 2008 as a Maryland corporation. We were formed to acquire and develop a diversified portfolio of commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or “REITs,” or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is a subsidiary of The Inland Group, Inc. Various affiliates of our Sponsor are involved in our business. We are externally managed and advised by Inland Diversified Business Manager & Advisor, Inc. referred to herein as our “Business Manager,” a wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations. Our properties typically are managed by one of Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC or Inland Diversified Development Services LLC, referred to collectively herein as our “Real Estate Managers.” These entities are indirectly controlled by the four principals of The Inland Group, Inc.; Messrs. Goodwin, Baum, Cosenza and Parks. Unless otherwise noted, all dollar amounts are stated in thousands.
On August 24, 2009, we commenced our "best efforts" offering, authorized to sell up to 500,000,000 shares of our common stock at a price equal to $10.00 per share on a “best efforts” basis. We were also authorized to sell up to 50,000,000 shares of our common stock at a price equal to $9.50 per share to stockholders who elected to participate in our distribution reinvestment plan, or “DRP.” The dealer manager of this "best efforts" offering was Inland Securities Corporation, a wholly owned subsidiary of our Sponsor. The "best efforts" portion of the offering was completed on August 23, 2012. We sold a total of 110,485,936 shares, generating $1,099,311 in aggregate gross offering proceeds. We filed another registration statement so that we can continue offering and selling shares of common stock to stockholders who choose to participate in the DRP. As of December 31, 2012, we had sold 5,323,426 shares, generating $50,573 in aggregate gross offering proceeds, pursuant to the DRP.
At December 31, 2012, we owned 133 retail properties, four office properties and two industrial properties collectively totaling 12.4 million square feet and two multi-family properties totaling 444 units. The properties are located in 31 states. As of December 31, 2012, we had a very diversified portfolio of properties with our top two tenants, Kohl's Department Stores, Inc. and Walgreens comprising 4.4% and 4.2% of our total annualized base rent, respectively and by tenant type with our top two, dollar stores including off price clothing and grocery comprising 16.9% and 11.5% of our total square feet, respectively. As of December 31, 2012, the portfolio had a weighted average physical occupancy and economic occupancy of 95.7% and 97.7%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time that we acquired certain properties, the purchase agreement contained an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing for certain vacant spaces, although we own the entire property. We are not obligated to settle this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.
Segment Data
The Company has one reportable segment as defined by accounting principles generally accepted in the United States (“U.S. GAAP”) for the years ended December 31, 2012, 2011 and 2010. As the Company acquires additional properties in the future, we may add business segments and related disclosures if they become significant. Accordingly, we did not report any other segment disclosures in this annual report on Form 10-K.
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
Employees
We do not have any employees. In addition, all of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for their service rendered to us. We neither separately compensate our executive officers for their service as officers, nor do we reimburse either our Business Manager or Real Estate Managers for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Managers; provided that, for these purposes, the corporate secretary of the Company and the Business Manager is not considered an “executive officer.”
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
This policy does not impact agreements or relationships between us and IREIC and its affiliates that relate to the day-to-day management of our business.
Environmental Matters
As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2012 will require us to incur material expenditures to comply with these laws and regulations.
Executive Officers
The following sets forth certain information with regard to our executive officers as of December 31, 2012:
Robert D. Parks, 69, has been our chairman of the board and director since our formation.
Barry L. Lazarus, 66, has been our president and chief operating officer since May 2009.
Cathleen M. Hrtanek, 36, has been our secretary since our formation.
Steven T. Hippel, 41, has been our chief financial officer since August 2012 and treasurer and chief accounting officer since November 2009.
Roberta S. Matlin, 68, has been our vice president since our formation.

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
Risks Related to Our Business
We have incurred net losses on a U.S. GAAP basis in two of the last three years.
We have incurred a net loss on a U.S. GAAP basis in two of the last three years. Our losses can be attributed, in part, to startup costs and expenses incurred while we increased the size of our portfolio. In addition, depreciation and amortization substantially reduced our net income on a U.S. GAAP basis. If we incur net losses in the future, our financial condition, operations, cash flow, and our ability to service our indebtness and pay distributions to our stockholders may be materially and adversely affected. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of an investor’s investment could decline substantially. We were formed in June 2008 and, as of December 31, 2012, had acquired 133 retail properties, four office properties, two industrial properties and two multi-family properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.
There is no public market for our shares, and you may not be able to sell your shares.
There is no established public market for our shares and no assurance that one may develop. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares on a national exchange by a specified date. In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing. Further, our charter limits a person or group from owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock without prior approval of our board which may further limit your ability to sell or otherwise dispose of your shares. Moreover, our share repurchase program includes numerous restrictions that would limit your ability to sell your shares to us. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our share repurchase program upon notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you likely will have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan.
Our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.
Our share repurchase program contains numerous restrictions that limit our stockholders' ability to sell their shares, including those relating to the number of shares of our common stock that we can repurchase at any time and limiting the funds we will use to repurchase shares pursuant to the program. Under the program, as may be amended from time to time, we may make ordinary repurchases, as defined in the plan, at the following prices:

•	92.5% of the share price for stockholders who have owned their shares continuously for at least one year, but less than two years;

•	95% of the share price for stockholders who have owned their shares continuously for at least two years, but less than three years;

•	97.5% of the share price for stockholders who have owned their shares continuously for at least three years, but less than four years; and

•	100% of the share price for stockholders who have owned their shares continuously for at least four years.
Additionally for exceptional repurchases, as defined in the plan, we may repurchase shares at a repurchase price equal to 100% of the share price. For purposes of our share repurchase program, “share price” has the following meaning:

(A)
prior to the date that we first disclose through an applicable public filing an estimated value per share that is not based solely on the offering price of the shares in our most recent “best efforts” offering, referred to herein as the “valuation date,” the share price will be equal to the offering price of our shares in our most recent “best efforts” offering, which is referred to herein as the “offering price.” However, if we have sold properties or other assets and have made one or more special distributions to stockholders of all or a portion of the net proceeds from the sales, the share price prior to the valuation date will be equal to the offering price less the amount of net sale proceeds per share that constitute a return of capital distributed to stockholders as a result of the sales. Further, in the event that the stockholder requesting repurchase purchased his, her or its shares from us at a price that was less than the offering price, including at a discounted price through the DRP, the share price applicable to those shares prior to the valuation date will be equal to the per share price paid by that stockholder for those shares requested to be repurchased, further reduced, if applicable, by distributions of net sales proceeds, as set forth in the preceding sentence; and

(B)
after the valuation date, the share price will be equal to the lesser of (1) the share price determined in paragraph (A) above or (2) the most recently disclosed estimated value per share, as determined by our board, our Business Manager or another firm that we have chosen for that purpose.

We may make ordinary repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds from our distribution reinvestment plan during that month to make ordinary repurchases; provided that, if we have excess funds from our DRP during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases. Subject to funds being available, in the case of ordinary repurchases, we will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In the event that we determine not to repurchase all of the shares presented during any month, including as a result of having insufficient funds or satisfying the 5% limit, to the extent we decide to repurchase shares, shares will be repurchased on a pro rata basis up to the limits described above. Any stockholder whose ordinary repurchase request has been partially accepted in a particular calendar month will have the remainder of his or her request included with all new repurchase requests we have received in the immediately following calendar month, unless he or she chooses to withdraw that request. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
In the case of exceptional repurchases, we may repurchase shares upon the death of a stockholder who is a natural person, including shares held by the stockholder through a trust, or an IRA or other retirement or profit-sharing plan, after receiving a written request from (1) the estate of the stockholder, (2) the recipient of the shares through bequest or inheritance, even where the recipient has registered the shares in his or her own name or (3) in the case of the death of a settlor of a trust, the beneficiary of the trust, even where the beneficiary has registered the shares in his or her own name. We must, however, receive the written request within one year after the death of the stockholder. If spouses are joint registered holders of shares, the request to repurchase the shares may be made if either of the registered holders dies. If the stockholder is not a natural person, such as a partnership, corporation or other similar entity, the right to an exceptional repurchase upon death does not apply.
We are authorized to use any funds to make exceptional repurchases. In addition, there is no one-year holding period applicable to exceptional purchases, and any shares held for less than one year by the deceased will be repurchased at a price equal to $9.00 per share. Further, the 5% limit described above will not apply to exceptional repurchases.
Moreover, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or suspension or termination of, the share repurchase program may restrict or eliminate your ability to have us repurchase your shares and otherwise prevent you from liquidating your investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase program and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share repurchase program, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

Market disruptions may adversely impact many aspects of our operating results and operating condition.
The financial and real estate markets have undergone pervasive and fundamental disruptions in the last few years. The disruptions may have an adverse impact on the availability of credit to businesses generally, and real estate in particular, and could lead to weakening of the U.S. and global economies. The availability of debt financing secured by commercial real estate could decline as a result of tightened underwriting standards. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our real estate assets are located, including the dislocations in the credit markets and general global economic recession. Economic conditions may also impact the ability of certain of our tenants to satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:

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

•
a reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity and reduce the loan to value ratio upon which lenders are willing to lend;

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
There are many factors that can affect the availability and timing of cash distributions paid to our stockholders such as our ability to earn positive yields on, real estate assets, the yields on securities of other entities in which we invest, our operating expense levels, as well as many other variables. The actual amount and timing of distributions is determined by our board of directors in its discretion, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure investments and general financial condition. Actual cash available for distribution may vary substantially from estimates. In addition, to the extent we invest in development or redevelopment projects, or in properties requiring significant capital requirements, our ability to make distributions may be negatively impacted. If we are not able to generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions, some or all of our distributions may be paid from other sources, including cash flow generated from investing activities, including the net proceeds from the sale of our assets. Distributions reduce the amount of money available to invest in properties or other real estate assets.
In addition, our credit facility agreement imposes limits on our ability to pay distributions. More specifically, without lender consent, we may not declare and pay distributions if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding fiscal quarters in the aggregate for such period would exceed 95% of our funds from operations, or “FFO,” for such period. If distributions did exceed 95% of our FFO, we would be required to reduce distributions unless the lenders agreed to waive the requirement. There is no assurance that the lenders would agree to waive the requirement, if that became necessary.
There is no assurance that our Business Manager will continue to charge less than it is entitled to charge in an effort to increase cash available for distribution, or that IREIC will contribute monies to fund future distributions.
From time to time, our Business Manager has waived business management fees and IREIC has contributed monies to us to fund our distributions. For U.S. GAAP purposes, the latter monies have been treated as capital contributions from IREIC although IREIC has not received, and will not receive, any additional shares of our common stock for these contributions. Neither our Business Manager nor IREIC has any obligation to provide us with additional advances or contributions, and our Business Manager is not obligated to defer or waive any portion of its business management fee or reimbursements.

Our ongoing strategy contemplates future acquisitions, and we may not be successful in identifying and consummating these transactions.
Our business strategy involves, among other things, further acquisitions. We may not be successful in identifying suitable properties or other assets or in consummating these acquisitions on satisfactory terms, if at all.
Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties on terms acceptable to us, if at all.
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
As of December 31, 2012, we had entered into four joint ventures with unaffiliated third parties, and may enter into additional joint ventures in the future. We are not, and generally do not expect to be, in a position to exercise sole decision-making authority regarding the, joint venture. Consequently, our joint venture investments may involve risks not otherwise present with other methods of investment in real estate. For example, our co-member, co-venturer or partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals, and we and our venture partner may not agree on all proposed actions to certain aspects of the venture. Any disputes between us and our co-venturers may, at a minimum, result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. We also face the risk that our venture partners may become bankrupt, which would mean that we and any other remaining venture partners may remain liable for the joint venture’s liabilities, and the risk that that our partners may fail to fund their share of any required capital contributions, which could result in us having to contribute that capital.
In addition, relationships with venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and, on the other hand, may be terminated or dissolved under the terms of the agreements, even if we did not want to terminate or dissolve and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets at an above-market price to continue ownership.
We have and may continue to issue redeemable noncontrolling interests to our current and future joint venture partners. These redeemable noncontrolling interests can be redeemed in the future for cash or common stock of the Company. This may cause cash restraints on us which may limit our ability to pay distributions. If these redeemable noncontrolling interests are redeemed for common shares it may cause dilution of the common shares outstanding.
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
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. At December 31, 2012, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions, exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.
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
Further, with respect to any retail properties we acquire, we have and may continue to enter into leases containing co-tenancy provisions. Co-tenancy provisions may allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate, or if a percentage of the property’s gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant. A tenant exercising co-tenancy rights may be able to abate minimum rent, reduce its share or the amount of its payments of common area operating expenses and property taxes or cancel its lease. In addition, in the case of leases with retail tenants, the majority of the leases contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. In the event of a default at one of these properties, these lease provisions may limit the number and types of prospective tenants interested in leasing space at that property.
We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.
Recent economic conditions may cause our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. The retail sector in particular has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. As of December 31, 2012, retail properties represented approximately 91.6% of our real property portfolio, based on aggregate purchase price paid at closing. We cannot provide assurance that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
Certain of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.
As of December 31, 2012, approximately 4.4% and 4.2% of our consolidated annualized base rental revenue was generated from leases with Kohl’s Department Stores, Inc. and Walgreens, respectively and the top five tenants in our portfolio totaled 16.1% of our annualized base rental revenue. If any of these tenants were to cease paying rent or fulfilling their other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.

Leases representing approximately 3% (excluding multi-family units) of our portfolio are scheduled to expire in 2013. We may be unable to renew leases or lease vacant space at favorable rates or at all.
As of December 31, 2012, leases representing approximately 3% (excluding multi-family units) of our portfolio were scheduled to expire in 2013, and an additional 4% (excluding multi-family units) of the square footage of our portfolio was available for lease as of December 31, 2012. We may be unable to extend or renew any of the expiring leases, or we may be able to re-lease these spaces only at rental rates equal to or below existing rental rates. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no compensation to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.
We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants.
We expect that, upon the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to pay for significant leasing costs or tenant improvements in order to retain tenants whose leases are expiring or to attract new tenants. Additionally, we may need to raise capital to fund these expenditures. If we are unable to do so, we will not be able to fund the required expenditures. This could result in non-renewals by tenants upon expiration of their leases or inhibit our ability to attract new or replacement tenants, which would result in declines in revenues from operations.
Geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the real estate markets of those areas.
As of December 31, 2012, approximately 15.7% and 12.1% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida and Nevada, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we have acquired multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our Business Manager and Real Estate Managers in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.
If we acquire lodging or healthcare-related properties, we will depend on third-parties to manage those facilities.
In order to maintain our REIT qualification, if we were to acquire any lodging or health-care related properties, we would not be able to operate any of them or participate in the decisions affecting the daily operations of these properties. We would lease any lodging and healthcare-related properties we acquired to a taxable REIT subsidiary, or “TRS,” in which we may own up to a 100% interest. Our TRS would enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage these properties. Thus, independent operators, under management agreements with our TRS, would control the daily operations of our lodging and healthcare-related properties.
We would not have the authority to require these properties to be operated in a particular manner or to govern any particular aspect of the daily operations, such as establishing rental rates. Thus, even if we believe these properties were being operated inefficiently, we likely would not be able to force the management company to change its method of operation of these properties. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace any management company, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected properties.

Franchise agreements may limit our flexibility.
Any lodging properties that we acquired would likely be operated pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements may contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties. We do not know whether those limitations may conflict with our ability to create specific business plans tailored to each property and to each market.
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
The lodging industry is seasonal.
Acquiring lodging properties would expose us to the impact of seasonality. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, we would likely experience greater fluctuations in our quarterly results of operations.
The lodging market is highly competitive and generally subject to greater volatility than other market segments in which we may invest.
The lodging business is highly competitive and influenced by factors such as location, room rates and quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the lodging industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our lodging properties. The demand for rooms at any lodging properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquired.
The healthcare industry is heavily regulated and existing and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of tenants at our healthcare-related facilities to make lease payments to us.
We may invest in medical office buildings and healthcare-related facilities. The healthcare industry is highly regulated by federal, state and local laws, and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules. In addition, healthcare facilities are subject to regulatory approvals not required for other types of real estate. Sanctions for failure to comply with these regulations and laws include, but are not limited to, loss of or inability to obtain licensure, fines and loss of or inability to obtain certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of any tenant to comply with these laws, requirements and regulations could affect its ability to establish or continue its operation of the facility or facilities and could adversely affect the tenant’s ability to make lease payments to us. In addition, restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants may affect our ability to terminate lease agreements, remove tenants that violate lease terms and replace existing tenants with new tenants at these facilities. Furthermore, these matters may affect new tenants’ ability to obtain reimbursement for services rendered, which could adversely affect their ability to pay rent to us and to pay principal and interest on their loans from us.
Recent healthcare reform legislation may affect our revenue, if we acquire healthcare-related facilities.
In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 were signed into law. Together, the two Acts serve as the primary vehicle for comprehensive healthcare reform in the United States. The Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and will be implemented in a phased approach that began in 2010 and at least presently, concludes in 2018. At this time, the effects of healthcare reform and its impact on our business, if we acquire healthcare-related facilities, are not yet known.

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
Student housing properties must be almost entirely re-leased each year. Thus, if we acquire this type of property, we will be exposed to increased leasing risk. These facilities are highly dependent on the effectiveness of their marketing and leasing efforts and personnel during the late summer and early fall re-leasing season. Changes in university admission policies can also adversely affect student housing properties, such as requirements that freshman, or other classes of students, live in a university-owned facility, resulting in lower occupancy rates for other facilities. Additionally, many colleges and universities own and operate their own competing on-campus housing, offering better proximity to the campus and on-campus facilities. Colleges and universities may be exempt from paying real estate taxes and may be able to borrow funds at lower interest rates than us, thereby enabling them to offer lower rental rates than competing facilities and negatively impacting our property occupancy or rental rates. Federal and state requirements to publish reports of crime or other negative publicity regarding the safety of the students residing on, or near, our student housing properties may also have an adverse effect on the operations of these types of properties.

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
Local real property tax assessors may seek to reassess the value of a property or properties at the time of acquisition. Generally, from time to time our property taxes will increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through the tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions.
CC&Rs may restrict our ability to operate a property.
We have and may continue to acquire properties that are contiguous to other parcels of real property, comprising part of the same commercial center. These properties may be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” that restrict our operation of these properties and any improvements on these properties, and our ability to grant easements on such properties. Moreover, the operation and management of contiguous properties may impact those properties. Currently no material restrictions exist, however compliance with CC&Rs in the future may adversely affect our operating costs.
We do not own or control the land in any ground lease properties that we have or may acquire.
We have and may continue to acquire property on land owned by a governmental entity or other third party, while we own a leasehold, permit, or similar interest. This means that while we have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, we will have no economic interest in the land or building at the expiration of the ground lease or permit. As a result, we will not share in any increase in value of the land associated with the underlying property. Further, because we do not control the underlying land, the lessor could take certain actions to disrupt our rights in the property or our tenants’ operation of the properties or the case of a governmental entity, take the property in an eminent domain proceeding.
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
We have acquired properties in regions that are particularly susceptible to natural disasters.
We have acquired, and may continue to acquire, properties located in geographical areas, including in the states of Florida, Louisiana and Texas, that are regularly impacted by severe storms, hurricanes, and flooding. In addition, according to some experts, global climate change could result in heightened hurricane activity, thus further impacting these areas. Natural disasters in these or other areas may cause damage to our properties beyond the scope of our insurance coverage, thus requiring us to make substantial expenditures to repair these properties and resulting in a loss of revenues from these properties. We have acquired 22 properties and may acquire additional properties located in regions that are particularly susceptible to natural disasters which can be exposed to more severe weather than properties located in other regions. Elements such as salt water and humidity in these areas can increase or accelerate wear on the properties’ weatherproofing and mechanical, electrical and other systems, and cause mold issues over time. As a result, we may incur additional operating costs and expenditures for capital improvements at properties that we have acquired and may continue to acquire in these areas.
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
We may acquire real estate assets located in areas that are susceptible to attack. In addition, any kind of terrorist activity, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could lessen travel by the public, which could have a negative effect on any of our properties especially if we acquire lodging properties. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. Additionally, increased economic volatility could adversely affect our tenants’ ability to pay rent on their leases or our ability to fund our operations including raising additional capital.
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
Our investments in mortgage, mezzanine, bridge and other loans and other debt may be affected by unfavorable real estate market conditions, which could decrease the value of those assets.
If we make, or invest in, mortgage, mezzanine or other real estate-related loans, we will be at risk of defaults by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the value of the properties ultimately securing our loans will remain at the level existing on the date of origination. If the value of the underlying properties decreases, our risk will increase because of the lower value of the security associated with such loans. Our real estate-related debt will be similarly affected by real estate market conditions.

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
The mezzanine loans involve greater risks of loss than senior loans secured by income-producing real properties.
We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the entity owning the real property. These types of investments involve a higher degree of risk than if we invest in the senior mortgage secured by income producing real property because if a borrower defaults on a mezzanine loan or debt senior to a loan we have invested in, or in the event of a borrower bankruptcy, our mezzanine loan would be satisfied only after the senior debt is satisfied. As a result, we may not recover some or all of our investment.
The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B-Notes, which are typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.
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
The domestic and international commercial real estate debt markets could become very volatile like recent years as a result of, among other things, the tightening of underwriting standards by lenders and credit rating agencies. This could result in less availability of credit and increasing costs for what is available. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

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
The terms and conditions contained in any of our loan documents may require us to maintain cash reserves, limit the aggregate amount we may borrow on a secured and unsecured basis, require us to satisfy restrictive financial covenants, prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination, restrict our leasing operations or require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors. In addition, secured lenders may restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss. Our credit facility, in particular, contains certain financial and operating covenants, including, among other things, leverage ratios, coverage ratios, as well as limitations on our ability to incur secured indebtedness. In addition, our credit facility could also limit our ability to pay distributions. More specifically, without lender consent, we may not declare and pay distributions if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding fiscal quarters in the aggregate for such period would exceed 95% of our funds from operations, or “FFO,” for such period. If distributions did exceed 95% of our FFO, we would be required to reduce distributions unless the lenders agreed to waive the requirement. There is no assurance that the lenders would agree to waive the requirement, if that became necessary. The credit facility also contains customary default provisions including the failure to timely pay debt service issued thereunder and the failure to comply with the financial and operating covenants. These covenants could limit our ability to obtain additional funds needed to address liquidity needs or pursue future acquisitions. In addition, the failure to comply with any of these covenants could cause a default and accelerate payment of advances under the credit facility. Violating the covenants would likely result in us incurring higher financing costs and fees or an acceleration of the maturity date of advances under the credit facility all of which would have a material adverse effect on our results of operations and financial condition.
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
We have borrowed money, including under our Credit Facility, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2012 we had $282,476 or 22.61% of our total debt that bore interest at variable rates, of which $50,140 matures in 2013. We do not have any variable interest debt maturing in 2014.
To hedge against interest rate fluctuations, we have and may use derivative financial instruments. Derivative financial instruments may be costly and ineffective.
From time to time we have used, and may continue to use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties. Derivative instruments include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. There is no assurance that our hedging activities will have a positive impact on our results of operations or financial condition. We might be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.
To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract, particularly in light of current market conditions. Further, the REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. We may be unable to manage these risks effectively.
We may enter into derivative contracts that could expose us to contingent liabilities in the future.
Derivative financial instruments may require us to fund cash payments upon the early termination of a derivative agreement caused by an event of default or other early termination event. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. In addition, some of these derivative arrangements may require that we maintain specified percentages of cash collateral with the counterparty to fund potential liabilities under the derivative contract. We may have to make cash payments in order to maintain the required percentage of collateral with the counterparty. These economic losses would be reflected in our results of operations, and our ability to fund these obligations and financial condition would depend on the liquidity of our respective assets and access to capital at the time.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
The terms of any loan that we may enter into may preclude us from pre-paying the principal amount of the loan or could restrict us from selling or otherwise disposing of or refinancing properties. For example, lock-out provisions may prohibit us from reducing the outstanding indebtedness secured by any of our properties, refinancing this indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness secured by our properties. Lock-out provisions could impair our ability to take other actions during the lock-out period. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders. As of December 31, 2012 we had 41 loans with lock-out provisions in effect totaling $633,029 or approximately 55% of our total mortgage debt.
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
Our sponsor and Inland Private Capital Corporation (“IPCC”) sponsored other REITs real estate exchange private placement limited partnerships and limited liability companies. Two of the REITs, Inland American Real Estate Trust, Inc. and Inland Real Estate Income Trust, Inc., are managed by affiliates of our Business Manager. Two other REITs, Inland Real Estate Corporation, Inc. and Retail Properties of America, Inc., formally known as Inland Western Retail Real Estate Trust, Inc., is self-managed, but our sponsor and its affiliates continue to hold a significant investment in these entities. We may be seeking to buy real estate assets at the same time as certain of these other programs. Further, certain programs sponsored by our sponsor or IPCC own and manage the type of properties that we own, and in the same geographical areas in which we own them. Therefore, our properties may compete for tenants with other properties owned and managed by these other programs. Persons performing services for our Real Estate Managers may face conflicts of interest when evaluating tenant leasing opportunities for our properties and other properties owned and managed by these programs, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.
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
We rely on Inland Real Estate Acquisitions, Inc. (“IREA”) and other affiliates of our sponsor to identify suitable investment opportunities for us. Other public or private programs sponsored by our sponsor or IPCC also rely on these entities to identify potential investments. These entities invest in some of the same property types that we seek and have, in some cases, rights of first refusal or other pre-emptive rights to the properties that IREA identifies. Our right to acquire properties identified by IREA is subject to the exercise of any prior rights vested in these entities. We may not, therefore, be presented with opportunities to acquire properties that we otherwise would be interested in acquiring.
Three of our seven directors face conflicts of interest because of their positions or affiliations with our real estate manager and our business manager.
Three of our directors, Mr. Parks, Ms. Gujral and Mr. Lazarus also serve as officers or directors of other entities affiliated with Real Estate Manager or Business Manager. Their affiliation with these other entities could result in conflicts with our business and interests that are most likely to arise in their participating in deliberations or voting on matters by our board of directors related to, among others:

•	enforcing our agreements with the Business Manager or Real Estate Manager and their affiliates;

•	property sales, which reduce the amount of property management fees payable to our Real Estate Manager;
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
Investors who purchased shares in our public offering will not have preemptive rights to purchase any shares issued by us in the future. Our charter authorizes us to issue up to 2.5 billion shares of capital stock, of which 2.46 billion shares are classified as common stock and 40 million are classified as preferred stock. We may, in the sole discretion of our board:

•	sell additional shares in future offerings;

•	issue equity interests in a private offering of securities;

•
classify or reclassify any unissued shares of common or preferred stock by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of redemption of the stock;

•	amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue;

•	issue shares of our capital stock in exchange for real estate assets;

•	issue shares of our capital stock to our Business Manager or Real Estate Managers in connection with any business combination between us and any of them; or

•	cause dilution of our earnings per common share due to the conversion of redeemable noncontrolling interests into common shares.
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
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or, for tax years beginning before January 1, 2013, qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may: (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us; (2) be designated by us, as qualified dividend income generally to the extent they are attributable to dividends we receive from any taxable REIT subsidiaries or certain other taxable C corporations in which we own shares of stock; or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s basis in our common stock generally will be taxable as capital gain.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, certain government securities and qualified real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than qualified government securities, qualified real estate assets and taxable REIT subsidiaries) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified government securities, qualified real estate assets and taxable REIT subsidiaries) may consist of the securities of any one issuer, and no more than 25% of the value of our total assets may be securities (including securities issued by our taxable REIT subsidiaries), excluding government securities, stock issued by our qualified REIT subsidiaries and other securities that qualify as REIT real estate assets. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.
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
The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk with respect to borrowings made or to be made to acquire or carry real estate assets generally will not constitute gross income for purposes of the 75% and 95% income requirements applicable to REITs. In addition, any income from certain other qualified hedging transactions would generally not constitute gross income for purposes of both the 75% and 95% income tests. However, we may be required to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
The maximum tax rate on qualified dividends paid by corporations to individuals is 20%. REIT dividends, however, generally do not constitute qualified dividends and consequently are not eligible for the current reduced tax rates. Therefore, our stockholders will pay federal income tax on distributions out of our current and accumulated earnings and profits (excluding distributions of amounts either subject to corporate-level taxation or designated as a capital gain dividend) at the applicable “ordinary income” rate, the maximum of which is 39.6%. In addition this income also might be subject to the 3.8% Medicare surtax on certain investment income. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
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
We own interests in 133 retail properties, four office properties, two industrial properties and two multi-family properties. As of December 31, 2012, we, through our wholly-owned subsidiaries, owned fee simple interests or a controlling interest in the joint ventures in all of the properties listed below. The majority of properties are encumbered by mortgages totaling $1,156,582.
As of December 31, 2012 and 2011, annualized base rent per square foot averaged $13.51 and $13.39, respectively, for all properties other than the multi-family properties and $12,098 and $9,403 per unit, respectively, for the multi-family properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

		As of December 31, 2012
Property	Location	Square Footage/Units	Physical Occupancy	Economic Occupancy (a)
Retail:
Merrimack Village Center	Merrimack, NH	82,292	100.0%	100.0%
Pleasant Hill Commons	Kissimmee, FL	70,642	94.6%	94.6%
Regal Court	Shreveport, LA	363,174	96.1%	96.1%
Draper Crossing	Draper, UT	167,148	99.3%	99.3%
Tradition Village Center	Port St. Lucie, FL	112,421	74.4%	74.4%
The Landing at Tradition	Port St. Lucie, FL	359,775	90.4%	90.4%
Temple Terrace	Temple Terrace, FL	87,213	93.8%	93.8%
Kohl’s at Calvine Pointe	Elk Grove, CA	89,887	100.0%	100.0%
Lake City Commons	Lake City, FL	66,510	90.7%	94.2%
Publix Shopping Center	St. Cloud, FL	78,820	100.0%	100.0%
Kohl’s Bend River Promenade	Bend, OR	69,000	100.0%	100.0%
Whispering Ridge	Omaha, NE	69,676	100.0%	100.0%
Bell Oaks Shopping Center	Newburgh, IN	94,811	100.0%	100.0%
Colonial Square Town Center	Fort Myers, FL	272,354	86.1%	98.9%
Shops at Village Walk	Fort Myers, FL	78,533	88.2%	93.7%
Lima Marketplace	Fort Wayne, IN	106,880	98.7%	98.7%
Dollar General- Ariton	Ariton, AL	9,014	100.0%	100.0%
Dollar General- Collins	Collins, GA	9,014	100.0%	100.0%
Dollar General- Decatur	Decatur, AL	9,014	100.0%	100.0%
Dollar General- Dublin	Dublin, GA	10,640	100.0%	100.0%
Dollar General- Duncanville	Duncanville, AL	9,026	100.0%	100.0%
Dollar General- Excel	Frisco City, AL	8,982	100.0%	100.0%
Dollar General- LaGrange	LaGrange, GA	9,014	100.0%	100.0%
Dollar General- Milledgeville	Milledgeville, GA	9,014	100.0%	100.0%
Dollar General- Uriah	Uriah, AL	9,100	100.0%	100.0%
Waxahachie Crossing	Waxahachie, TX	97,127	98.8%	98.8%
Village at Bay Park	Ashwaubenon, WI	180,754	96.7%	96.7%
Northcrest Shopping Center	Charlotte, NC	133,674	89.7%	100.0%
Prattville Town Center	Prattville, AL	168,842	98.6%	98.6%
Landstown Commons	Virginia Beach, VA	409,771	93.9%	93.9%
Silver Springs Pointe	Oklahoma City, OK	135,028	97.4%	97.4%
Copps Grocery Store	Neenah, WI	61,065	100.0%	100.0%
University Town Center	Norman, OK	158,516	99.1%	100.0%
Pick N Save Grocery Store	Burlington, WI	48,403	100.0%	100.0%
Walgreens – Lake Mary	Lake Mary, FL	21,370	100.0%	100.0%
Walgreens Plaza	Jacksonville, NC	42,219	83.6%	83.6%
Walgreens – Heritage Square	Conyers, GA	22,385	95.8%	95.8%
Perimeter Woods	Charlotte, NC	303,353	96.1%	100.0%
Draper Peaks	Draper, UT	229,817	85.3%	93.2%
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,629	96.6%	100.0%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.7%	98.7%
Mullins Crossing	Evans, GA	297,168	98.5%	100.0%
Fox Point	Neenah, WI	171,121	98.1%	98.1%

		As of December 31, 2012
Property	Location	Square Footage/Units	Physical Occupancy	Economic Occupancy (a)
Harvest Square	Harvest, AL	70,600	95.2%	95.2%
Palm Coast Landing	Palm Coast, FL	171,297	97.6%	100.0%
Dollar General – Sycamore	Sycamore, AL	9,026	100.0%	100.0%
Dollar General Market - Port St. Joe	Port St. Joe, FL	20,707	100.0%	100.0%
Hamilton Crossing	Alcoa, TN	179,864	97.6%	100.0%
Dollar General - Buffalo	Buffalo, NY	10,566	100.0%	100.0%
Shoppes at Branson Hills	Branson, MO	447,725	100.0%	100.0%
Shoppes at Hawk Ridge	Lake St. Louis, MO	75,951	98.2%	100.0%
Bayonne Crossing	Bayonne, NJ	356,647	98.2%	100.0%
Eastside Junction	Athens, GA	79,700	93.1%	93.1%
Shops at Julington Creek	Jacksonville, FL	40,207	89.3%	100.0%
Dollar General Store - Lillian	Lillian, AL	9,026	100.0%	100.0%
Dollar General Market - Slocomb	Slocomb, AL	20,707	100.0%	100.0%
Dollar General Store - Clanton	Clanton, AL	10,566	100.0%	100.0%
BB&T - Plantation	Plantation, FL	4,375	100.0%	100.0%
BB&T - Wilmington	Wilmington, NC	3,750	100.0%	100.0%
KeyBank - Beachwood	Beachwood, OH	3,933	100.0%	100.0%
KeyBank - Euclid	Euclid, OH	3,852	100.0%	100.0%
KeyBank - Mentor	Mentor, OH	4,460	100.0%	100.0%
KeyBank - Pepper Pike	Pepper Pike, OH	7,879	100.0%	100.0%
KeyBank - Shaker Heights	Shaker Heights, OH	4,231	100.0%	100.0%
Regions Bank - Acworth	Acworth, GA	3,353	100.0%	100.0%
Regions Bank - Alpharetta	Alpharetta, GA	7,049	100.0%	100.0%
Dollar General Store	Marbury, AL	9,026	100.0%	100.0%
Dollar General Store	Gilbertown, AL	12,406	100.0%	100.0%
South Elgin Commons	Elgin, IL	128,000	100.0%	100.0%
Walgreens - Berlin	Berlin, CT	14,820	100.0%	100.0%
Walgreens - Brandford	Brandford, CT	13,548	100.0%	100.0%
Walgreens - Brockton	Brockton, MA	16,704	100.0%	100.0%
Walgreens - Derry	Derry, NH	14,820	100.0%	100.0%
Walgreens - Dover	Dover, NH	14,418	100.0%	100.0%
Walgreens - Ledgewood	Ledgewood, NJ	14,696	100.0%	100.0%
Walgreens - Melrose	Melrose, MA	16,053	100.0%	100.0%
Walgreens - Mount Ephraim	Mount Ephraim, NJ	14,739	100.0%	100.0%
Walgreens - Sewell	Sewell, NJ	14,820	100.0%	100.0%
Saxon Crossing	Orange City, FL	119,894	99.0%	99.0%
Dollar General Store - Enterprise	Enterprise, AL	9,002	100.0%	100.0%
Dollar General Store - Odenville	Odenville, AL	9,100	100.0%	100.0%
BP - Gordonsville	Gordonsville, VA	5,756	100.0%	100.0%
BP - Fontaine	Charlottesville, VA	3,589	100.0%	100.0%
BP - Monticello	Charlottesville, VA	2,257	100.0%	100.0%
BP - Seminole	Charlottesville, VA	2,573	100.0%	100.0%
Citgo - Gordonsville	Gordonsville, VA	4,136	100.0%	100.0%
BJ's at Richie Station	Capital Heights, MD	117,875	100.0%	100.0%
Dollar General Market - Candler	Candler, NC	20,700	100.0%	100.0%
Shops at Moore	Moore, OK	259,903	96.6%	100.0%
Kohl's - Cummings	Cumming, GA	86,584	100.0%	100.0%
Dollar General Market - Vienna	Vienna, GA	20,707	100.0%	100.0%
Centre Point Commons	Bradenton, FL	119,275	98.8%	98.8%
Dollar General Store - Borger	Borger, TX	9,014	100.0%	100.0%
Dollar General Store - Brookshire	Brookshire, TX	12,480	100.0%	100.0%
Dollar General Store - Bullard	Bullard, TX	9,100	100.0%	100.0%
Dollar General Store - Cisco	Cisco, TX	9,014	100.0%	100.0%
Dollar General Store - Glen Rose	Glen Rose, TX	12,480	100.0%	100.0%
Dollar General Store - Hamilton	Hamilton, TX	9,100	100.0%	100.0%
Dollar General Store - Itasca	Itasca, TX	9,014	100.0%	100.0%
Dollar General Store - Joaquin	Joaquin, TX	12,480	100.0%	100.0%

		As of December 31, 2012
Property	Location	Square Footage/Units	Physical Occupancy	Economic Occupancy (a)
Dollar General Store - Llano	Llano, TX	12,000	100.0%	100.0%
Dollar General Store - Memphis	Memphis, TX	9,100	100.0%	100.0%
Dollar General Store - Mt. Vernon	Mt. Vernon, TX	9,100	100.0%	100.0%
Dollar General Store - Pineland	Pineland, TX	11,914	100.0%	100.0%
Dollar General Store - Rockdale	Rockdale, TX	9,014	100.0%	100.0%
Dollar General Store - Sealy	Sealy, TX	9,014	100.0%	100.0%
Dollar General Store - Van Horn	Van Horn, TX	12,500	100.0%	100.0%
Lake City Commons II	Lake City, FL	16,291	100.0%	100.0%
Pathmark - Seaford	Seaford, NY	41,030	100.0%	100.0%
Pathmark - Upper Darby	Upper Darby, PA	52,791	100.0%	100.0%
Pathmark - Wilmington	Wilmington, DE	48,622	100.0%	100.0%
Schnuck's - Arsenal	St. Louis, MO	61,514	100.0%	100.0%
Schnuck's - Festus	Festus, MO	52,223	100.0%	100.0%
Schnuck's - Grand	St. Louis, MO	71,985	100.0%	100.0%
Dollar General Store - Anson	Anson, TX	9,100	100.0%	100.0%
Dollar General Store - East Bernard	East Bernard, TX	9,014	100.0%	100.0%
City Center	White Plains, NY	365,905	84.7%	100.0%
Miramar Square	Miramar, FL	238,333	99.5%	99.5%
Crossing at Killingly Commons	Dayville, CT	395,539	94.4%	100.0%
Wheatland Town Center	Dallas, TX	150,103	96.5%	100.0%
Dollar General Store - Hertford	Hertford, NC	12,406	100.0%	100.0%
Dollar General Market - Resaca	Resaca, GA	20,707	100.0%	100.0%
Landings at Ocean Isle Beach	Ocean Isle Beach, NC	53,220	94.5%	94.5%
The Corner	Tucson, AZ	80,155	89.7%	100.0%
University Town Center Phase II	Norman, OK	194,917	95.2%	100.0%
Dollar General Store - Remlap	Remlap, AL	9,100	100.0%	100.0%
Dollar General Market - Canton	Canton, MS	20,707	100.0%	100.0%
Cannery Corner	Las Vegas, NV	44,472	80.9%	80.9%
Centennial Center	Las Vegas, NV	857,831	95.0%	96.2%
Centennial Gateway	Las Vegas, NV	193,009	87.6%	94.6%
Eastern Beltway	Las Vegas, NV	525,226	99.8%	99.8%
Eastgate	Henderson, NV	96,589	92.6%	92.6%
Lowe's Plaza	Las Vegas, NV	30,208	63.6%	63.6%
Office:
Siemens’ Building	Buffalo Grove, IL	105,106	100.0%	100.0%
Time Warner Cable Division HQ	East Syracuse, NY	102,924	100.0%	100.0%
Elementis Worldwide Global HQ	East Windsor, NJ	65,552	100.0%	100.0%
Hasbro Office Building	Providence, RI	135,908	100.0%	100.0%
Industrial:
Siemens Gas Turbine Service Division	Deer Park, TX	160,000	100.0%	100.0%
FedEx Distribution Centers	Houston, TX	256,815	100.0%	100.0%
Multi-Family:
The Crossings at Hillcroft	Houston, TX	300 units	91.1%	91.1%
One Webster	Chelsea, MA	120 units	86.8%	86.8%
City Center	White Plains, NY	24 units	100.0%	100.0%
Portfolio Totals		12,363,821 sq. ft. and 444 units	95.7%	97.7%

(a)
Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing for certain vacant spaces, although we own the entire property. We are not obligated to settle this contingent purchase price unless the seller obtains leases for the vacant spaces within the time limits and parameters set forth in the applicable acquisition agreement.

The following table sets forth a summary, as of December 31, 2012, of lease expirations scheduled to occur during each of the calendar years from 2013 to 2017 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2012 and does not include multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2013 (b)	139	358,865	3.0%	$7,585	4.3%	$21.14
2014	118	427,862	3.6%	8,774	5.0%	20.51
2015	107	337,039	2.8%	6,577	3.7%	19.51
2016	127	493,534	4.2%	8,398	4.8%	17.02
2017	143	815,842	6.9%	14,205	8.0%	17.41
Thereafter	465	9,441,368	79.5%	130,942	74.2%	13.87
Leased Total	1,099	11,874,510	100.0%	$176,481	100.0%	$14.86

(a)	Represents the base rent in place at the time of lease expiration.

(b)	Includes month-to-month leases.
The following table sets forth our top five tenants in our portfolio based on annualized base rent for leases in-place on December 31, 2012 and does not include multi-family leases.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent per Square Foot
Kohl’s Department Stores Inc.	10	832,839	6.7%	$7,587	4.4%	$9.11
Walgreens	14	204,167	1.7%	7,299	4.2%	35.75
Dollar General	43	490,241	4.0%	4,945	2.9%	10.09
PetSmart	15	281,848	2.3%	4,178	2.4%	14.82
Ross Dress For Less	12	342,967	2.8%	3,757	2.2%	10.95
Top Five Tenants	94	2,152,062	17.5%	$27,766	16.1%	$12.90

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place on December 31, 2012.

Tenant Type	Square Footage Including Multi-family Units	Percent of Total Square Footage
Dollar stores and off price clothing	2,079,333	16.9%
Grocery	1,412,151	11.5%
Lifestyle, health clubs, books and phones	1,200,379	9.8%
Department	1,176,736	9.6%
Home Improvement	768,894	6.3%
Restaurants and fast food	728,882	5.9%
Home goods	706,674	5.8%
Clothing and accessories	704,556	5.7%
Sporting goods	607,982	4.9%
Multi-family	429,288	3.5%
Consumer services, salons, cleaners and banks	428,727	3.5%
Industrial	416,815	3.4%
Commercial office	409,490	3.3%
Pet supplies	405,372	3.3%
Health, doctors and health food	388,310	3.2%
Electronics	257,731	2.1%
Other	164,214	1.3%
Total	12,285,534	100.0%
Item 3. Legal Proceedings
We are not a party to, and none of our properties is subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
All dollar amounts are stated in thousands, except per share amounts.
Market Information
There is no established public trading market for our shares of common stock. Our board of directors plans to meet with investment bankers to discuss creating a liquidity event for our stockholders. Accordingly, a series of meetings have been scheduled with investment bankers in the first and second quarters of 2013.
The Financial Industry Regulatory Authority, or “FINRA,” requires registered broker-dealers, including the soliciting dealers who had sold shares in our "best efforts" offering, to disclose in a customer’s account statement an estimated value for a REIT’s securities if the annual report of that REIT discloses a per share estimated value. The FINRA rules currently prohibit broker-dealers from using a per share estimated value developed from data that is more than eighteen months old. This in effect prohibits the broker-dealers from using a per share offering price from an issuer’s last “best efforts” offering for more than eighteen months after the termination of that offering. Thus, beginning in February 2014 which is eighteen months (or any lesser period of time prescribed by FINRA) after our last "best efforts" offering of our shares of common stock, our board of directors anticipates publishing a new estimated per share value of our shares based on the recommendation of our Business Manager. Although the FINRA rules provide no guidance regarding the methodology used to determine estimated value per share, our board of directors has adopted a policy requiring the engagement of an independent third party (at the applicable time) to review the valuation approach used by the Business Manager to estimate the value of our shares including, the underlying assumptions made by the Business Manager and the valuation conclusion, and to make that report accessible to soliciting dealers.

Stockholders
As of March 1, 2013, we had 27,719 stockholders of record.
Distributions
We currently pay distributions based on daily record dates, payable monthly in arrears. For 2012, we paid distributions that equal to a daily amount equal to $0.001639344, which if paid each day for the 366-day period, would equal to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. During the years ended December 31, 2012, 2011 and 2010, we paid cash distributions, which were paid monthly in arrears to stockholders, totaling $51,767, $23,641, and $7,031, respectively. For federal income tax purposes for the years ended December 31, 2012, 2011 and 2010, 38%, 27% and 19% of the distributions constituted a nondividend distribution, respectively.
Notification Regarding Payments of Distributions
Stockholders should be aware that the method by which a stockholder has chosen to receive his or her distributions affects the timing of the stockholder's receipt of those distributions. Specifically, under our transfer agent's payment processing procedures, distributions are paid in the following manner:
(1) those stockholders who have chosen to receive their distributions via ACH wire transfers receive their distributions on the distribution payment date (as determined by our board of directors);
(2) those stockholders who have chosen to receive their distributions by paper check are typically mailed those checks on the distribution payment date, but sometimes paper checks are mailed on the day following the distribution payment date; and
(3) for those stockholders holding shares through a broker or other nominee, the distributions payments are wired, or paper checks are mailed, to the broker or other nominee on the day following the distribution payment date.
All stockholders who hold shares directly in record name may change at any time the method through which they receive their distributions from our transfer agent, and those stockholders will not have to pay any fees to us or our transfer agent to make such a change. Also, all stockholders are eligible to participate at no cost in our DRP. Accordingly, each stockholder may select the timing of receipt of distributions from our transfer agent by selecting the method above that corresponds to the desired timing for receipt of the distributions. Because all stockholders may elect to have their distributions sent via ACH wire on the distribution payment date or credited on the distribution payment date to their DRP, we will treat all of our stockholders, regardless of the method by which they have chosen to receive their distributions, as having constructively received their distributions from us on the distribution payment date for federal income tax purposes.
Stockholders who hold shares directly in record name and who would like to change their distribution payment method should complete a “Change of Distribution Election Form.” This form should also be complete by stockholders who would like to participate in our DRP. This form is available on our website under “Investor Relations-Forms.”
We note that the payment method for stockholders who hold shares through a broker or nominee is determined by the broker or nominee. Similarly, the payment method for stockholders who hold shares in a tax-deferred account, such as an IRA, is generally determined by the custodian for the account. Stockholders that currently hold shares through a broker or other nominee and would like to receive distributions via ACH wire or paper check should contact their broker or other nominee regarding their processes for transferring shares to record name ownership. Similarly, stockholders who hold shares in a tax deferred account may need to hold shares outside of their tax-deferred accounts to change the method through which they receive their distributions. Stockholders who hold shares through a tax-deferred account and who would like to change the method through which they receive their distributions should contact their custodians regarding the transfer process and should consult their tax advisor regarding the consequences of transferring shares outside of a tax-deferred account.
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
The share repurchase program will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program. In the event that we amend, suspend or terminate the share repurchase program, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the Securities and Exchange Commission on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion at any time and from time to time to reject any requests for repurchases. For ordinary repurchases, shares repurchased through the share repurchase program are fully funded from proceeds generated through the distribution reinvestment plan. For the year ended December 31, 2012 and 2011, we processed all of the requests we received for share repurchases.
The table below outlines the shares of common stock we repurchased, all of which were ordinary and exceptional repurchased pursuant to our share repurchase program during the quarter ended December 31, 2012.

	Total Requests Received for Shares Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2012	66,489	66,489	$9.50	66,489	(1)
November 2012	42,742	42,742	$9.43	42,742	(1)
December 2012	31,143	31,143	$9.30	31,143	(1)
Total	140,374	140,374	$9.44	140,374	(1)

(1)	A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.
Securities Authorized for Issuance under Equity Compensation Plans
None.
Use of Proceeds from Registered Securities
We completed a "best efforts" offering on our shares of common stock on August 23, 2012. We are continuing to offer shares of our common stock to stockholders that have elected to participate in our DRP. We sold a total of 110,485,936 shares, generating $1,099,311 in aggregate gross offering proceeds, in the “best efforts” offering. As of December 31, 2012, we had sold 5,323,426 shares, generating $50,573 in aggregate gross offering proceeds, through the DRP.
Through the close of the "best efforts" offering which was completed on August 23, 2012, we have incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs to related parties (1)	$107,497
Offering costs paid to non-related parties	10,685
Total offering costs	$118,182

(1)
“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed (paid) all or a portion of these amounts to soliciting dealers. No selling commissions are paid on shares issued through the distribution reinvestment plan.

From the effective date of the "best efforts" offering through the close of the "best efforts" offering, the net offering proceeds to us from the "best efforts" offering, excluding the DRP and the share repurchase program, after deducting the total expenses incurred described above, were $981,129. As of December 31, 2012, we had used all of these net proceeds to purchase, and to fund capital improvements on, interests in real estate, and to invest in marketable securities.
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

	December 31,
	2012	2011	2010	2009	2008
Total assets	$2,393,523	$1,010,386	$450,114	$26,439	$1,299
Mortgages, credit facility and securities margin payable	$1,249,422	$464,956	$192,871	$—	$—
	For the years ended December 31,				Period from June 30, 2008 (inception) through December 31,
	2012	2011	2010	2009	2008
Total income	$134,335	$72,115	$18,198	$96	$—
Net income (loss) attributable to common stockholders	$2,616	$(2,279)	$(1,743)	$(297)	$(70)
Net income (loss) attributable to common stockholders per common share, basic and diluted (a)	$0.03	$(0.05)	$(0.13)	$(0.81)	$(3.48)
Distributions declared to common stockholders	$54,687	$25,263	$8,203	$212	$—
Distributions per weighted average common share (a)	$0.60	$0.60	$0.60	$0.15	$—
Cash flows provided by operating activities	$56,670	$27,872	$2,658	$(342)	$(34)
Cash flows used in investing activities	$(1,215,402)	$(454,168)	$(346,755)	$(9,691)	$—
Cash flows provided by financing activities	$1,134,777	$445,649	$369,262	$25,369	$434
Weighted average number of common shares outstanding, basic and diluted	91,146,154	42,105,681	13,671,936	367,888	20,000

(a)
The net income (loss) attributable to common stockholders, per common share basic and diluted is based upon the weighted average number of common shares outstanding for the year or period ended. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

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

•	we do not have arm’s length agreements with our Business Manager, Real Estate Managers or any other affiliates of our Sponsor;

•	we may pay significant fees to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;

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
The following discussion and analysis relates to the years ended December 31, 2012, 2011 and 2010. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report. Unless otherwise noted, all dollar amounts are stated in thousands, except share data, per share amounts, rent per square foot, and rent per unit.
Overview
We are a Maryland corporation sponsored by Inland Real Estate Investment Corporation ("IREIC" or the "Sponsor"), and formed to acquire and develop commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans made to third parties. Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders. At December 31, 2012, the Company owned 133 retail properties, four office properties, and two industrial properties collectively totaling 12.4 million square feet and two multi-family properties totaling 444 units. As of December 31, 2012, our portfolio had weighted average physical and economic occupancy of 95.7% and 97.7%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.
As of December 31, 2012 and 2011, annualized base rent per square foot averaged $13.51 and $13.39, respectively for all properties other than the multi-family properties and $12,098 and $9,403 per unit, respectively for the multi-family properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.
On August 24, 2009, we commenced our "best efforts" offering, to sell up to 500,000,000 shares of our common stock at a price equal to $10.00 per share on a “best efforts” basis. We were also authorized to sell up to 50,000,000 shares of our common stock at a price equal to $9.50 per share to stockholders who elected to participate in our distribution reinvestment plan, or “DRP.” The best efforts portion of the offering was completed on August 23, 2012. However, on July 19, 2012, we filed a registration statement with the SEC, under which we will continue to issue shares to existing stockholders pursuant to the DRP. We elected to be taxed as a REIT commencing with the tax year ended December 31, 2009 and intend to continue to qualify as a REIT for federal income tax purposes.
Market Outlook
Now that the national election of 2012 is behind us, we know that the state of the economy was the most important issue on everyone's minds. There are pressing matters of national security which were debated prior to the election, but the vast majority of air time and media exposure concerned such things as jobs, political gridlock, federal and state budgets, the national debt and related matters. In the last few months prior to the election, moderately good news concerning the job market helped the majority of the electorate decide to keep the administration in office. This, despite the fact that in the past five years none of the fiscal policy initiatives emanating from the government has resulted in a sustained recovery from the recession of 2008-2009.
From our perspective, the economic conditions described above have resulted in the investing public placing a premium on platforms that are perceived as relatively less volatile than the stock market. Real estate has been the beneficiary of this trend. The FTSE NAREIT US Real Estate Index indicated that the overall return of REITs in 2012 was 20.14%, as compared to the 9.14% average return seen on the NASDAQ, Dow Jones and S&P 500. We have seen this affect our business in at least two ways. First the competition for the acquisition of well located, stable real estate assets has been intense over the past year. Second, we benefitted from increased investor interest in our program. In the eight months in 2012 that we raised capital, we received a total of approximately $536,094 which represented 48.8% of the aggregate we collected. We were fortunate in that our acquisition pipeline was robust in 2012, so were able to invest all of the capital collected by the end of the year.
Although we faced stiff competition for acquisitions, the long industry track record of our Sponsor helped us secure a number of properties that were not presented for sale to the general market. This resulted in our acquisition of more than $1 billion in assets in 2012. Further, we believe many sellers were concerned with uncertainty of transaction execution by potential buyers. Thus, our readily available cash from the offering as reported on our quarterly filings in 2012, provided evidence that the liquidity necessary for us to meet our commitments to purchase properties would not be an issue.
Our business plan from inception has been to finance our properties at a target of approximately 50% to 55% percent of their acquisition cost. We benefitted in 2012 from extremely favorable interest rates. Our debt is generally long term with the majority at fixed rates and with our overall weighted average interest rate at 4.13% per annum at December 31, 2012. That metric, when combined with our average economic occupancy rate for the portfolio of 97.7%, has enabled us to provide consistent returns to our stockholders. We expect that trend to continue.
2012 Company Highlights
Specific 2012 achievements include:

•	Acquiring 92 properties totaling 6.8 million square feet and 144 multi-family units for $1,191,719, net of debt assumed and other prorations.

•
Financing 89 properties through borrowing $624,340 and assuming $92,195 in secured first mortgages with a combined weighted average stated interest rate of 3.45% per annum and an aggregate weighted average maturity of 8.9 years.

•	Declaring and paying distributions totaling $0.60 per share on an annualized basis and fully funding all distributions from cash flow from operations.

•	Generating gross proceeds (excluding DRP proceeds) totaling $536,094 from our "best-efforts" offering which closed on August 23, 2012.

Liquidity and Capital Resources
General
Our principal demands for funds are to acquire real estate and real estate-related assets, to pay capital expenditures including tenant improvements, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders and redeemable noncontrolling interest holders. We seek to fund our cash needs for items other than asset acquisitions, capital expenditures and related financings from operations. Our cash needs for acquisitions (including any contingent earnout payments), capital improvements and related financings have been funded primarily from the sale of our shares, including through our DRP, as well as debt financings. Our primary source to fund our future cash needs, including cash to fund earnout payments, are expected to come from our undistributed cash flow from operations and proceeds from our DRP as well as secured or unsecured financings, including proceeds from lines of credit. The maximum total earnout payments which are expected to be paid during the next three years related to our acquisitions was $77,592 at December 31, 2012 and will not materially affect our liquidity. During the year ended December 31, 2012, we paid $1,189 of capital expenditures and tenant improvements. We anticipate an increase in our capital expenditures including tenant improvements in future years relating to signing new leases as our tenant's leases expire and as our properties age.
As of December 31, 2012, $73,500 was outstanding on our line of credit with an interest rate of 1.90% per annum, under which we may borrow, on an unsecured basis, up to $105,000. Our general strategy is to target borrowing 55% of the total fair market value of our assets on a portfolio basis. As of December 31, 2012, our borrowings did not exceed our target of 55% of the total fair market value of our assets. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is the later to occur. Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of December 31, 2012, our borrowings did not exceed 300% of our net assets and we had a principal balance outstanding on mortgage loans of $1,156,582 with a weighted average stated interest rate including interest rate swaps of 4.32% per annum.
As of December 31, 2012, our consolidated joint ventures had issued $47,215 in noncontrolling interests which will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatory redeemable. We may issue common stock or pay cash or both in connection with a redemption.
As of December 31, 2012, we had $40,941 in marketable securities which were mainly invested in real estate-related equity securities of publicly traded companies and publicly traded corporate bonds and had borrowed $17,872 on margin which had the effect of increasing our overall return.
As of December 31, 2012 and 2011, we owed $2,532 and $1,909, respectively, to our Sponsor and its affiliates for business management fees not otherwise waived, advances from these parties used to pay administrative and offering costs, and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.
Distributions
We generated sufficient cash flow from operations, determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), to fully fund distributions paid during the year ended December 31, 2012. Cash retained by us of $7,695 from the waiver of the business management fee for the year ended December 31, 2012 by our Business Manager had the effect of increasing cash flow from operations for this period because we did not have to use cash to pay the fee. However, even if the Business Manager had not waived this business management fee during the year ended December 31, 2012, we would have still generated sufficient cash flow from operations to fund $48,975 of $51,767 distributions paid for the period. There is no assurance that any deferral or waiver of any fee or reimbursement will be available to fund distributions in the future.
We intend to fund cash distributions to our stockholders from cash generated by our operations and other non-U.S GAAP measures such as funds from operations ("FFO"). Cash generated by operations is not equivalent to our net income from continuing operations also as determined under U.S. GAAP or our taxable income for federal income tax purposes. If we are unable to generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions, some or all of our distributions may be paid from cash flow generated from investing activities, including the net proceeds from the sale of our assets. In addition, we may fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers or waives all, or a portion, of its business management fee, or waives its right to be reimbursed for certain expenses. As noted above a deferral or waiver of any fee or reimbursement owed to our Business Manager has the effect of increasing cash flow from operations for the relevant period because we do not have to use cash to pay any fee or reimbursement which was deferred or waived during the relevant period. We will, however, use cash in the future if we pay any fee or reimbursement that was deferred. Neither our Business Manager nor IREIC has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer or waive any portion of its business management fee or reimbursements. Further, there is no assurance that these other sources will be available to fund distributions.
We have not funded any distributions from the net proceeds from the sale of our shares. In addition, we have not funded any distributions from the proceeds generated by borrowings, and do not intend to do so.
We intend to continue paying distributions for future periods in the amounts and at times as determined by our board of directors.
During the years ended December 31, 2012, 2011 and 2010, we paid distributions in the amount of $51,767, $23,641 and $7,031, respectively. Our 2012 distributions were funded from cash flows from operations determined in accordance with U.S. GAAP. On March 10, 2011, our Sponsor forgave $1,500 in liabilities related to advances used to pay administrative and offering costs prior to the commencement of our "best efforts" offering that were previously funded to the Company and treated this as a capital contribution to cover a portion of distributions paid related to the year ended December 31, 2010. For U.S. GAAP purposes, the monies contributed by our Sponsor have been treated as capital contributions from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for making any of these contributions. For federal income tax purposes, these contributions may be considered taxable income under certain circumstances. Our Sponsor is not obligated to continue to contribute monies to fund future distributions, nor is there any assurance that it will do so, if cash flows from operations or borrowings are not sufficient to cover them. The amount and timing of distributions may vary and there is no assurance that we will continue to pay distributions at the existing rate, if at all.
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP.
A summary of the distributions declared, distributions paid and cash flows used in operations for the years ended December 31, 2012, 2011 and 2010 follows:

Distributions Paid
Years ended December 31,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Funds From Operations (2)
2012	$54,687	$0.60	$20,418	$31,349	$51,767	$56,670	$55,830
2011	$25,263	$0.60	$8,984	$14,657	$23,641	$27,872	$26,672
2010	$8,203	$0.60	$2,530	$4,501	$7,031	$2,658	$3,911	(3)

(1)	Assumes a share was issued and outstanding each day during the period.

(2)	Funds from operations is defined in the following section.

(3)
During 2010, IREIC contributed $2,889 to fund payment of distributions. Subsequently, on March 10, 2011, IREIC forgave $1,500 in liabilities related to noninterest bearing advances that were previously funded to the Company. For U.S. GAAP purposes, this forgiveness of debt was treated as capital contribution from our Sponsor although our Sponsor has not received, and will not receive, any additional shares of our common stock for making this contribution.

Share Repurchase Program
We have a share repurchase program designed to provide limited liquidity to eligible stockholders. During the year ended December 31, 2012, we used $8,449 to repurchase 889,335 shares. Since the start of the program through December 31, 2012, we have used $10,504 to repurchase an aggregate of 1,101,924 shares.
During the year ended December 31, 2012, we received requests to repurchase 889,335 shares and fulfilled requests for all of these shares. The average per share repurchase price during this period was $9.50 and these repurchases were funded from proceeds from our distribution reinvestment plan.
Cash Flow Analysis

	For the year ended December 31,
	2012	2011	2010
Net cash flows provided by operating activities	$56,670	$27,872	$2,658
Net cash flows used in investing activities	$(1,215,402)	$(454,168)	$(346,755)
Net cash flows provided by financing activities	$1,134,777	$445,649	$369,262
Net cash provided by operating activities was $56,670, $27,872 and $2,658 for the years ended December 31, 2012, 2011 and 2010 respectively. The funds generated in 2012 and 2011 were primarily from property operations from our real estate portfolio. The increase from 2010 to 2011 as well as 2011 to 2012 is due to the growth of our real estate portfolio and related, full period, property operations in 2011 and 2012.
Net cash flows used in investing activities were $1,215,402, $454,168 and $346,755 for the years ended December 31, 2012, 2011 and 2010, respectively. We used $1,191,719, $447,559 and $330,530 during the years ended December 31, 2012, 2011 and 2010, respectively, to purchase properties and $19,543, $12,362, and $5,646 to purchase marketable securities net of sales during the years ended December 31, 2012, 2011 and 2010, respectively.
Net cash flows provided by financing activities were $1,134,777, $445,649 and $369,262 for the years ended December 31, 2012, 2011 and 2010, respectively. Of these amounts, cash flows from financing activities of $567,443, $322,879 and $230,368, respectively, resulted from the sale of our common stock in our "best efforts" offering and through our DRP. We generated $675,470, $185,697 and $169,243, respectively, from net loan proceeds from borrowings secured by properties in our portfolio and on the line of credit. We generated (used) $16,580, $(214) and $1,507, respectively, from net borrowings from securities margin debt. We used $54,269, $33,741 and $24,305, respectively, to pay offering costs. We used $5,833, $3,458, and $3,025, for the years ended December 31, 2012, 2011 and 2010, respectively, to pay loan fees and deposits related to financing on our closed and potential acquisitions.

Funds from Operations and Modified Funds from Operations
The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, the presentation of operating results for a REIT using historical cost accounting alone may be less informative and insufficient. Therefore, we utilize certain non-U.S. GAAP supplemental performance measures due to certain unique operating characteristics of real estate companies. One non-U.S. GAAP supplemental performance measure that we consider is known as funds from operations, or "FFO". The National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property, adding back real estate impairment charges and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent. From inception through December 31, 2012, we have not had any impairment charges and, therefore, no adjustments to FFO have been necessary for impairment charges. We believe our FFO calculation complies with NAREIT's definition described above.
Changes in the accounting and reporting promulgations under U.S. GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and certain other changes to U.S. GAAP accounting for real estate intangible assets subsequent to the establishment of NAREIT's definition of FFO have impacted the reporting of operating income. Specifically, acquisition fees and expenses for all industries are accounted for as operating expenses and no longer capitalized as they were prior to 2009. We do not pay acquisition fees to our Business Manager or its affiliates, but we do incur acquisition related costs. Under U.S. GAAP, acquisition related costs are characterized as operating expenses in determining operating income. These expenses are paid in cash by us, and therefore will reduce net income and cash available to be distributed to our stockholders. The acquisition of real estate assets, and the corresponding expenses associated with that process, has been a key operational feature of our business plan in order to generate operating income and cash flow in order to make distributions to our stockholders. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity, and thus incur significant acquisition related costs, during their initial years of investment and operation. Although other start up entities likewise may engage in significant acquisition activity during their initial years, non-listed REITs are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. More specifically, as disclosed elsewhere herein, we use the proceeds raised in our "best efforts" offering to acquire properties. Because the offering is completed, our acquisition activity is expected to decline, and acquisition related costs are likewise expected to decrease in future periods. Thus, management believes that acquisition related costs will not be a significant cost to us going forward. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or “IPA,” an industry trade group, has standardized a measure known as modified funds from operations, or "MFFO", which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.
MFFO excludes costs that are more reflective of investing activities, including acquisition related costs that affect our operations only in periods in which properties are acquired, and other non-operating items that are included in FFO. By excluding expensed acquisition related costs, the use of MFFO provides information consistent with the investing and operating performance of the properties in our portfolio. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, may not be directly related or attributable to our current operating performance.

By excluding such market changes that may reflect anticipated and unrealized gains or losses, we believe that MFFO may provide both investors and analysts, on a going forward basis, an indication of our operating performance. Because MFFO may be a recognized measure of operating performance within the non-listed REIT industry, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. MFFO is not equivalent to our net income or loss as determined under U.S. GAAP as detailed in the table below, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of properties. Our disclosure of MFFO and the adjustments used to calculate it presents our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, and that may be useful to investors. MFFO should only be used to assess our operating performance during our "best efforts" offering, because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. We do not pay acquisition fees to our Business Manager or its affiliates which would be classified as acquisition related costs under U.S. GAAP.
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
However, the calculation of FFO and MFFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO and MFFO whereas items that are expensed reduce FFO and MFFO. Consequently, our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. FFO and MFFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs nor is it indicative of liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. Management uses the calculation of FFO and MFFO for several reasons. We use FFO and MFFO to compare our operating performance to that of other REITs, to assess our historical operating performance, and we compute FFO and MFFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives.
We believe that the use of FFO and MFFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. However, FFO and MFFO, should not be construed to be equivalent to or a substitute for U.S. GAAP net income or in its applicability in evaluating our financial performance. U.S. GAAP measures should be construed as more relevant measures of financial performance and considered more prominently than the non-U.S. GAAP FFO and MFFO measures and the adjustments to U.S. GAAP in calculating FFO and MFFO. However, we believe that the U.S. GAAP measures and the non-U.S. GAAP FFO and MFFO measures taken together do provide a useful presentation of our operating performance.
Presentation of this information is intended to provide information which may be useful to investors as they compare the operating performance of different REITs and to give investors insight into our historical operations, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. The exclusion of impairments limits the usefulness of FFO and MFFO as a historical operating performance measure since an impairment indicates that the property's operating performance has been permanently affected. Further, MFFO has limitations as a performance measure for an entity engaged in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting investors in assessing our historical operating performance, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that the company uses to calculate FFO or MFFO. In the future, the SEC or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust the calculations and characterization of FFO or MFFO.
For the years ended December 31, 2012, 2011 and 2010, we paid distributions of $51,767, $23,641, and $7,031 respectively. For the years ended December 31, 2012, 2011 and 2010, we generated FFO of $55,830, $26,672 and $3,911, respectively, MFFO of $60,827, $29,453 and $5,816, respectively and cash flow from operations of $56,670, $27,872, and $2,658, respectively.
The table below represents a reconciliation of our net income (loss) attributable to common stockholders to FFO and MFFO for years ended December 31, 2012, 2011 and 2010 (dollars in thousands, except per share amounts):

	Year ended December 31,
	2012	2011	2010
Net income (loss) attributable to common stockholders	$2,616	$(2,279)	$(1,743)
Add:
Depreciation and amortization related to investment properties	53,239	28,980	5,669
Less:
Noncontrolling interest’s share of depreciation and amortization related to investment properties	(25)	(29)	(15)
Funds from operations (FFO)	55,830	26,672	3,911
Add:
Acquisition related costs (1)	5,868	2,963	1,953
Amortization of acquired above and below market leases, net (2)	2,855	2,015	455
Noncontrolling interest’s share of amortization of acquired below market leases and straight-line rental income	6	24	19
Less:
Straight-line rental income (3)	(3,706)	(1,856)	(524)
Realized gain on sale of marketable securities (4)	(26)	(365)	2
Modified funds from operations (MFFO)	$60,827	$29,453	$5,816
Weighted average number of common shares outstanding, basic and diluted	91,146,154	42,105,681	13,671,936
Net income (loss) attributable to common stockholders per common share, basic and diluted	$0.03	$(0.05)	$(0.13)
Funds from operations attributable to common stockholders per common share, basic and diluted	$0.61	$0.63	$0.29
Modified funds from operations attributable to common stockholders per common share, basic and diluted	$0.67	$0.70	$0.43

(1)
Changes in the accounting and reporting promulgations under U.S. GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and certain other changes to U.S. GAAP accounting for real estate intangible assets subsequent to the establishment of NAREIT's definition of FFO have impacted the reporting of operating income. Specifically, acquisition fees and expenses for all industries are accounted for as operating expenses and no longer capitalized as they were prior to 2009.

The acquisition of real estate assets, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating income and cash flow in order to make distributions to our stockholders. By excluding expensed acquisition costs, MFFO may provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Such information may be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. Acquisition related costs include payments to affiliates of our Business Manager or third parties; however, we do not pay acquisition fees to our Business Manager or its affiliates. Acquisition related costs under U.S. GAAP are considered operating expenses and are included in the determination of net income and income from continuing operations, both of which are performance measures under U.S. GAAP. These expenses are paid in cash by us, and therefore this cash will not be available to distribute to our stockholders. All paid and accrued acquisition related costs will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us. Because our “best efforts” offering is completed, management believes that acquisition related costs will not be a significant cost to us going forward.

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

Results of Operations
The following discussions are based on our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.
These sections describe and compare our results of operations for the years ended December 31, 2012, 2011 and 2010. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income. Property net operating income, a non-U.S. GAAP measure, is also meaningful as an indicator of the effectiveness of our management of properties because property net operating income excludes certain items that are not reflective of the effectiveness of our management, such as depreciation and amortization and interest expense.
Comparison of the Years ended December 31, 2012 and 2011
A total of 27 of our investment properties were acquired on or before January 1, 2011 and represent our “same store” properties during the years ended December 31, 2012 and 2011. "Other investment properties,” as reflected in the table below, include one redevelopment and properties acquired after January 1, 2011. For the years ended December 31, 2012 and 2011, 114 and 22 properties were included in "other investment properties", respectively. The following table presents the property net operating income broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2012 and 2011 along with a reconciliation to net income (loss) attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Year ended December 31,
	2012	2011
Property operating revenue:
“Same store” investment properties, 27 properties:
Rental income	$33,417	$33,073
Tenant recovery income	7,047	7,769
Other property income	1,289	1,418
Other investment properties:
Rental income	75,567	25,158
Tenant recovery income	15,405	4,653
Other property income	1,159	245
Total property income	133,884	72,316

Property operating expenses:
“Same store” investment properties, 27 properties:
Property operating expenses	7,527	7,481
Real estate taxes	4,999	5,180
Other investment properties:
Property operating expenses	12,875	4,419
Real estate taxes	8,971	2,609
Total property operating expenses	34,372	19,689

Property net operating income:
“Same store” investment properties, 27 properties	29,227	29,599
Other investment properties	70,285	23,028
Total property net operating income	99,512	52,627

Other income:
Tenant recovery income related to prior periods	(400)	(43)
Straight-line rents	3,706	1,856
Amortization of lease intangibles	(2,855)	(2,014)
Interest and dividend income	2,556	871
Realized gain on sale of marketable securities	26	365
Equity in income of unconsolidated entities	17	105
Total other income	3,050	1,140

Other expenses:
Bad debt expense	819	396
Depreciation and amortization	53,239	28,980
General and administrative expenses	4,269	2,770
Acquisition related costs	5,868	2,963
Interest expense	34,001	19,835
Business management fee	1,500	1,000
Total other expenses	99,696	55,944

Net income (loss)	2,866	(2,177)
Less: net loss (income) attributable to redeemable noncontrolling interests	(250)	(102)
Net income (loss) attributable to common stockholders	$2,616	$(2,279)

On a “same store” basis, comparing the results of operations of the investment properties owned during the year ended December 31, 2012 with the results of the same investment properties during the year ended December 31, 2011, property net operating income decreased $372 with total property income decreasing $507 and total property operating expenses decreasing $135 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. These variances are explained by each component below.
Rental income increased $344 on a “same store” basis for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to the effect of new tenants taking occupancy of previously vacant spaces. On an aggregate portfolio basis, rental income increased $50,753, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflecting an increase in rental income from our other investment properties during the 2012. The increase is a result of the 114 investment properties acquired after January 1, 2011.
Tenant recovery income decreased $722 on a “same store” basis for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to decrease in real estate tax expenses, as discussed below, which directly affected the amount of tenant recovery income and a decrease in the recovery percentage which resulted in us recognizing less recovery income. On an aggregate portfolio basis, tenant recovery income increased $10,030 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflecting an increase in tenant recovery income on other investment properties. The increase is a result of the 114 investment properties acquired after January 1, 2011.
Other property income decreased $129 on a “same store” basis, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. On an aggregate portfolio basis, other property income increased $785 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase is a result of the 114 investment properties acquired after January 1, 2011.
Property operating expenses increased $46 on a “same store” basis, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in insurance premiums during the year ended December 31, 2012 as compared to the prior period. On an aggregate portfolio basis, total property operating expenses increased $8,502 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase is a result of the 114 investment properties acquired after January 1, 2011.
Real estate tax expense decreased $181 on a “same store” basis, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in real estate tax expense during 2012 can be attributed to decreases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $6,181 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase is a result of the 114 investment properties acquired after January 1, 2011.
Total other income increased $1,910 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in interest and dividend income which is a result of the increased investments in our marketable securities portfolio and an increase in straight line rent from a greater number of properties in our portfolio. This increase was partially offset by adjustments to tenant recovery income resulting from differences in estimated expense recoveries billed and actual expenses and an increase in amortization of lease intangibles from a greater number of properties in our portfolio and write-offs of certain acquired above market lease intangibles.
Bad debt expense increased $423 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.
Depreciation and amortization increased $24,259 for the year ended December 31, 2012, as compared to the years ended December 31, 2011. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from 49 properties owned as of December 31, 2011 compared to 141 properties owned as of December 31, 2012.
General and administrative expenses increased $1,499 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase is primarily due to an increase in payroll reimbursements paid to the Business Manager, professional fees, state taxes and information technology costs, mortgage servicing fees and investment advisor fees resulting from the growth of the portfolio.
Acquisition costs increased $2,905 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in the number of potential and actual acquisitions we pursued during the year ended December 31, 2012 compared to the year ended December 31, 2011, and a $533 adjustment related to an increase in estimated deferred investment property obligations due to changes in the underlying liability assumptions where we are expected to pay more than originally anticipated.

Interest expense increased $14,166 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in interest expense is primarily due to a $784,466 increase in mortgage payables, credit facility and security margin payable from December 31, 2011 to December 31, 2012.
Business management fee was $1,500 for the year ended December 31, 2012 as compared to $1,000 for the year ended December 31, 2011. For the year ended December 31, 2012, the Business Manager could have been paid a business management fee in the amount equal to $9,195, but the Business Manager permanently waived $7,695 of this fee.
Comparison of the Years ended December 31, 2011 and 2010
Only one of our investment properties was acquired on or before January 1, 2010, for this reason the use of the “same store” comparison was not provided. The following table presents the property net operating income prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2011 and 2010 along with a reconciliation to net income (loss) attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Year ended December 31,
	2011	2010
Property operating revenue:
Rental income	$58,231	$14,255
Tenant recovery income	12,422	3,275
Other property income	1,663	592
Total property income	72,316	18,122

Property operating expenses:
Property operating expenses	11,900	3,054
Real estate taxes	7,789	2,262
Total property operating expenses	19,689	5,316

Property net operating income	52,627	12,806

Other income:
Tenant recovery income related to prior periods	(43)	7
Straight-line rents	1,856	524
Amortization of lease intangibles	(2,014)	(455)
Interest and dividend income	871	358
Realized gain (loss) on sale of marketable securities	365	(2)
Equity in income of unconsolidated entities	105	1
Total other income	1,140	433

Other expenses:
Bad debt expense	396	267
Depreciation and amortization	28,980	5,669
General and administrative expenses	2,770	1,872
Acquisition related costs	2,963	1,953
Interest expense	19,835	4,522
Business management fee	1,000	603
Total other expenses	55,944	14,886

Net loss	(2,177)	(1,647)
Less: net loss attributable to noncontrolling interests	(102)	(96)
Net loss attributable to common stockholders	$(2,279)	$(1,743)

Rental income increased $43,976, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as result of the 48 investment properties acquired after January 1, 2010.
Tenant recovery income increased $9,147 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as result of the 48 investment properties acquired after January 1, 2010.
Other property income increased $1,071 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase is a result of the 48 investment properties acquired after January 1, 2010.
Total property operating expenses increased $8,846 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase is a result of the 48 investment properties acquired after January 1, 2010.
Total real estate tax expense increased $5,527 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase is a result of the 48 investment properties acquired after January 1, 2010.
Total other income increased $707 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to the increase in straight line rent from a greater number of properties in our portfolio which we acquired in the fourth quarter of 2010 and during 2011.
Bad debt expense increased $129 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.
Depreciation and amortization increased $23,311 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from 27 properties owned as of December 31, 2010 compared to 49 properties owned as of December 31, 2011.
General and administrative expenses increased $898 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. As certain of these costs are variable, the increase is primarily due to the growth of the portfolio.
Acquisition costs increased $1,010 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to an increase in the number of potential and actual acquisitions we pursued during the year ended December 31, 2011 compared to the year ended December 31, 2010, and relate to transaction costs for both closed and potential transactions. These costs mainly include third-party costs such as appraisals, environmental studies, legal fees as well as time and travel expense reimbursements to affiliates of our Sponsor.
Interest expense increased $15,313 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in interest expense is primarily due to a $278,225 increase in mortgage payables from December 31, 2010 to December 31, 2011.
Business management fee was $1,000 December 31, 2011 for the year ended as compared to $603 for the year ended December 31, 2010. For the year ended December 31, 2011, the Business Manager could have been paid a business management fee in the amount equal to $4,807 but the Business Manager permanently waived $3,807 of this fee.
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
Critical Accounting Policies
A critical accounting policy is one that, we believe, would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to the valuation and purchase price allocation of investment properties, recognition of rental income, valuation of marketable securities and redeemable noncontrolling interests. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. U.S. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties that were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The acquisition of certain properties included earnout components to the purchase price, meaning we did not pay a portion of the purchase price of the property at closing, although we own the entire property. We are not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from one to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, we will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on our best estimate, we have recorded a liability for the potential future earnout payments using estimated fair value measurements at the date of acquisition which include the lease-up periods, market rents, probability of occupancy and discount rate. We have recorded this earnout amount as additional purchase price of the related properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and other comprehensive income. We record changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive income.
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
Impairment of Marketable Securities
We assess our investments in marketable securities for impairments. A decline in the market value of any available-for-sale or held-to-maturity security below cost, that is deemed to be other-than-temporary, will result in an impairment to reduce the carrying amount to fair value. The impairment will be charged to earnings and a new cost basis for the security will be established. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. We consider the following factors in evaluating our securities for impairments that are other than temporary:

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

Redeemable Noncontrolling Interests
Certain of our consolidated joint ventures have issued units to noncontrolling interest holders that are redeemable at the noncontrolling interest holder's option for cash or into our common shares at our option. If the noncontrolling interest holder seeks redemption of its units for our common shares, the joint ventures may redeem the units through issuance of our common shares or through cash settlement at the redemption price. The redemption is at the option of the holder after passage of time or upon the occurrence of an event that is not solely within the control of any of the joint ventures. Because redemption of the noncontrolling interests is outside of the applicable joint venture's control, the interests are presented on the consolidated balance sheets outside of permanent equity as redeemable noncontrolling interests. None of the noncontrolling interests are currently redeemable, but it is probable that the noncontrolling interests will become redeemable. Based on such probability, we measure and record the noncontrolling interests at their maximum redemption amount at each balance sheet date. Any adjustments to the carrying amount of the redeemable noncontrolling interests for changes in the maximum redemption amount are recorded to additional paid in capital in the period of the change.
At issuance, the fair value of the redeemable noncontrolling interests were estimated by applying the income approach, which included significant inputs that are not observable, including discount rates and redemption values.
Contractual Obligations
We have provided a partial guarantee on nine mortgages payable of our subsidiaries. As of December 31, 2012, these guarantees totaled to an aggregate recourse amount of $70,435.
From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit generally one to three years and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of December 31, 2012 and 2011, we had liabilities of $70,580 and $25,290, respectively, recorded on the consolidated balance sheet as deferred investment property acquisition obligations. The maximum potential payment is $77,592 at December 31, 2012.
As of December 31, 2012, we had $47,215 in redeemable noncontrolling interests which will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatory redeemable. We may issue common stock or pay cash or both if they are redeemed.
The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of December 31, 2012. Debt obligations under non-hedged debt which is subject to variable rates are based on interest rates as of December 31, 2012.

	Payments due by period
	Total	2013	2014/2015	2016/2017	2018 and Thereafter
Principal payments on long-term debt (1)	$1,156,582	$50,824	$106,654	$169,597	$829,507
Interest payments on long-term debt	395,889	49,785	96,520	83,383	166,201
Securities margin payable	17,872	17,872	—	—	—
Credit facility	73,500	—	73,500	—	—
Total	$1,643,843	$118,481	$276,674	$252,980	$995,708

(1)	The long-term debt obligations exclude net mortgage premiums of $1,468 associated with debt assumed at acquisition, net of accumulated amortization as of December 31, 2012.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2013 through the close of business on March 31, 2013. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•
In January 2013, total distributions declared for the month of December 2012 were paid in the amount equal to $5,831, of which $2,295 was paid in cash and $3,535 was reinvested through the Company’s DRP, resulting in the issuance of an additional 372,150 shares of common stock.

•
In February 2013, total distributions declared for the month of January 2013 were paid in the amount equal to $5,865, of which $2,315 was paid in cash and $3,550 was reinvested through the Company’s DRP, resulting in the issuance of an additional 373,642 shares of common stock.

•
In March 2013, total distributions declared for the month of February 2013 were paid in the amount equal to $5,311, of which $2,103 was paid in cash and $3,209 was reinvested through the Company’s DRP, resulting in the issuance of an additional 337,757 shares of common stock.

On February 14, 2012, we entered into a $14,900 interest rate swap associated with the loan secured by a first mortgage on the Hasbro Office Building located in Providence, Rhode Island. This swap bears interest at a fixed rate equal to thirty-day LIBOR plus 2.15% per annum, and was effective on February 14, 2012 and matures on December 31, 2022. The swap effectively hedges the interest payment under the hedged portion of the loan to a fixed rate equal to 4.25% per annum.
On February 20, 2012, we entered into a $14,750 loan secured by a first mortgage on The Corner located in Tucson, Arizona. This loan bears interest at a fixed rate equal to 4.10% per annum, and matures on March 1, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Dollar amounts are stated in thousands.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. Including derivative financial instruments, we currently have limited exposure to financial market risks through fixing our interest rates on all long-term debt as of December 31, 2012 except some mortgages payable, the securities margin payable and the credit facility. As of December 31, 2012, we had outstanding debt, which is subject to fixed interest rates and variable rates of $983,350 and $264,604, respectively, bearing interest at weighted average interest rates equal to 4.68% per annum and 2.55% per annum, respectively, including the effect of interest rate hedging.
If market rates of interest on all non-hedged debt which is subject to variable rates as of December 31, 2012 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease future earnings and cash flows by approximately $2,825 annually. If market rates of interest on all non-hedged debt which is subject to variable rates as of December 31, 2012 permanently decreased by 1% (100 basis points), the decrease in interest expense on all debt would increase future earnings and cash flows by the same amount.
We use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and investments in commercial mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We will seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful.
Our board has established policies and procedures regarding our use of derivative financial instruments for purposes of fixing or capping floating interest rate debt if it qualifies as an effective hedge pursuant to U.S. GAAP for principal amounts up to $50,000 per transaction.
Derivatives
The following table summarizes our interest rate swap contracts outstanding as of December 31, 2012:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of December 31, 2012
March 11, 2011	April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$(489)
June 22, 2011	June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	13,359	(678)
October 28, 2011	November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	10,837	(387)
May 9, 2012	May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	10,150	(211)
June 13, 2012 (1)	June 10, 2011	December 10, 2018	5.17%	1 month LIBOR	49,391	(5,428)
July 24, 2012	July 26, 2012	July 20, 2017	3.09%	1 month LIBOR	4,677	(44)
October 1, 2012	April 1, 2014	March 29, 2019	3.85%	1 month LIBOR	45,000	(315)
October 2, 2012	October 4, 2012	October 1, 2017	3.73%	1 month LIBOR	24,750	(299)
October 4, 2012	October 4, 2012	October 3, 2019	3.15%	1 month LIBOR	10,808	(109)
December 20, 2012	December 20, 2012	December 20, 2017	3.36%	1 month LIBOR	9,900	(118)
				Total	$188,222	$(8,078)
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
While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of December 31, 2012.

	Cost	Fair Value	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity securities	$28,942	$31,231	$34,354	$28,108
Debt securities	9,001	9,710	10,681	8,739
Total marketable securities	$37,943	$40,941	$45,035	$36,847

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
We have audited the accompanying consolidated balance sheets of Inland Diversified Real Estate Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and other comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Diversified Real Estate Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Chicago, Illinois
March 13, 2013

INLAND DIVERSIFIED REAL ESTATE TRUST, INC
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
Assets	2012	2011
Investment properties (note 3):
Land	$391,109	$170,459
Building and improvements	1,648,073	632,187
Construction in progress	2,637	69
Total	2,041,819	802,715
Less accumulated depreciation	(54,843)	(20,044)
Net investment properties	1,986,976	782,671
Cash and cash equivalents	36,299	60,254
Restricted cash and escrows (note 2)	6,173	4,550
Investment in marketable securities (note 6)	40,941	17,903
Investment in unconsolidated entities (notes 5 and 8)	249	232
Accounts and rents receivable (net of allowance of $1,159 and $643, respectively)	13,365	5,639
Acquired lease intangibles, net (note 2)	284,512	131,456
Deferred costs, net	10,095	5,390
Other assets	14,913	2,291
Total assets	$2,393,523	$1,010,386
Liabilities and Equity
Mortgages, credit facility and securities margin payable (note 9)	$1,249,422	$464,956
Accrued offering expenses	—	211
Accounts payable and accrued expenses	7,068	2,717
Distributions payable	5,831	2,911
Accrued real estate taxes payable	4,903	2,684
Deferred investment property acquisition obligations (note 14)	70,580	25,290
Other liabilities	21,527	6,553
Acquired below market lease intangibles, net (note 2)	50,462	17,505
Due to related parties (note 8)	2,532	1,909
Total liabilities	1,412,325	524,736

Commitments and contingencies

Redeemable noncontrolling interests (note 10)	47,215	—

Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 2,460,000,000 shares authorized, 114,727,439 and 58,431,177 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	115	58
Additional paid in capital, net of offering costs of $118,182 and $64,127 as of December 31, 2012 and December 31, 2011, respectively	1,024,289	521,025
Accumulated distributions and net loss	(90,138)	(38,067)
Accumulated other comprehensive loss	(283)	(1,763)
Total Company stockholders’ equity	933,983	481,253
Noncontrolling interests	—	4,397
Total equity	933,983	485,650
Total liabilities and equity	$2,393,523	$1,010,386

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Other Comprehensive Income
(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2012	2011	2010
Income:
Rental income	$109,835	$58,073	$14,324
Tenant recovery income	22,052	12,379	3,282
Other property income	2,448	1,663	592
Total income	134,335	72,115	18,198
Expenses:
General and administrative expenses	4,269	2,770	1,872
Acquisition related costs	5,868	2,963	1,953
Property operating expenses	21,221	12,296	3,321
Real estate taxes	13,970	7,789	2,262
Depreciation and amortization	53,239	28,980	5,669
Business management fee-related party (note 8)	1,500	1,000	603
Total expenses	100,067	55,798	15,680
Operating income	34,268	16,317	2,518
Interest, dividend and other income	2,556	871	358
Realized gain (loss) on sale of marketable securities	26	365	(2)
Interest expense	(34,001)	(19,835)	(4,522)
Equity in income of unconsolidated entities	17	105	1
Net income (loss)	2,866	(2,177)	(1,647)
Less: net income attributable to noncontrolling interests	(41)	(102)	(96)
Less: net income attributable to redeemable noncontrolling interests	(209)	—	—
Net income (loss) attributable to common stockholders	$2,616	$(2,279)	$(1,743)
Net income (loss) attributable to common stockholders per common share, basic and diluted (note 13)	$0.03	$(0.05)	$(0.13)
Weighted average number of common shares outstanding, basic and diluted	91,146,154	42,105,681	13,671,936
Comprehensive income:
Net income (loss)	$2,866	$(2,177)	$(1,647)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	3,495	(269)	162
Unrealized loss on derivatives	(1,989)	(1,293)	—
(Gain) loss reclassified into earnings from other comprehensive income on the sale of marketable securities	(26)	(365)	2
Comprehensive income (loss)	4,346	(4,104)	(1,483)
Less: comprehensive income attributable to noncontrolling interests	(41)	(102)	(96)
Less: comprehensive income attributable to redeemable noncontrolling interests	(209)	—	—
Comprehensive income (loss) attributable to common stockholders	$4,096	$(4,206)	$(1,579)

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Equity
For the years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2010	2,958,096	$3	$23,354	$(579)	$—	$—	$22,778
Distributions declared	—	—	—	(8,203)	—	—	(8,203)
Distributions paid to noncontrolling interests	—	—	—	—	—	(94)	(94)
Proceeds from offering	22,719,372	23	225,759	—	—	—	225,782
Offering costs	—	—	(24,415)	—	—	—	(24,415)
Proceeds from distribution reinvestment plan	473,790	—	4,501	—	—	—	4,501
Shares repurchased	(30,387)	—	(289)	—	—	—	(289)
Discounts on shares issued to affiliates (note 8)	—	—	83	—	—	—	83
Contributions from sponsor (note 8)	—	—	2,889	—	—	—	2,889
Contributions from noncontrolling interests	—	—	—	—	—	4,400	4,400
Unrealized gain on marketable securities	—	—	—	—	162	—	162
Loss on sale of marketable securities reclassified into earnings from other comprehensive loss	—	—	—	—	2	—	2
Net (loss) income	—	—	—	(1,743)	—	96	(1,647)
Balance at December 31, 2010	26,120,871	$26	$231,882	$(10,525)	$164	$4,402	$225,949
Distributions declared	—	—	—	(25,263)	—	—	(25,263)
Distributions paid to noncontrolling interests	—	—	—	—	—	(107)	(107)
Proceeds from offering	30,949,567	31	308,191	—	—	—	308,222
Offering costs	—	—	(33,493)	—	—	—	(33,493)
Proceeds from distribution reinvestment plan	1,542,941	1	14,656	—	—	—	14,657
Shares repurchased	(182,202)	—	(1,766)	—	—	—	(1,766)
Discounts on shares issued to affiliates (note 8)	—	—	55	—	—	—	55
Contributions from sponsor (note 8)	—	—	1,500	—	—	—	1,500
Unrealized loss on marketable securities	—	—	—	—	(269)	—	(269)
Unrealized loss on derivatives	—	—	—	—	(1,293)	—	(1,293)
Gain on sale of marketable securities reclassified into earnings from other comprehensive loss	—	—	—	—	(365)	—	(365)
Net (loss) income	—	—	—	(2,279)	—	102	(2,177)
Balance at December 31, 2011	58,431,177	$58	$521,025	$(38,067)	$(1,763)	$4,397	$485,650
Distributions declared	—	—	—	(54,687)	—	—	(54,687)
Distributions paid to noncontrolling interests	—	—	—	—	—	(2,720)	(2,720)
Proceeds from offering	53,885,826	54	536,040	—	—	—	536,094
Offering costs	—	—	(54,055)	—	—	—	(54,055)
Proceeds from distribution reinvestment plan	3,299,771	4	31,345	—	—	—	31,349
Shares repurchased	(889,335)	(1)	(8,448)	—	—	—	(8,449)
Discounts on shares issued to affiliates (note 8)	—	—	294	—	—	—	294
Purchase of noncontrolling interests	—	—	(1,912)	—	—	(1,718)	(3,630)
Unrealized gain on marketable securities	—	—	—	—	3,495	—	3,495
Unrealized loss on derivatives	—	—	—	—	(1,989)	—	(1,989)
Gain reclassified into earnings from other comprehensive income on the sale of marketable securities	—	—	—	—	(26)	—	(26)
Net income (excluding income attributable to redeemable noncontrolling interests of $209)	—	—	—	2,616	—	41	2,657
Balance at December 31, 2012	114,727,439	$115	$1,024,289	$(90,138)	$(283)	$—	$933,983
See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operations:
Net income (loss)	$2,866	$(2,177)	$(1,647)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,239	28,980	5,669
Amortization of debt premium and financing costs	1,134	825	80
Amortization of acquired above market leases	4,496	3,000	705
Amortization of acquired below market leases	(1,641)	(985)	(249)
Straight-line rental income	(3,706)	(1,856)	(524)
Equity in income of unconsolidated entities	(17)	(105)	(1)
Discount on shares issued to affiliates	294	55	83
Payment of leasing fees	(278)	(120)	(2)
Realized (gain) loss on sale of marketable securities	(26)	(365)	2
Changes in assets and liabilities:
Restricted escrows	(65)	1,885	293
Accounts and rents receivable, net	(3,305)	(1,111)	(1,521)
Other assets	(1,110)	(640)	(438)
Accounts payable and accrued expenses	2,437	752	766
Accrued real estate taxes payable	855	811	(271)
Other liabilities	998	(433)	(1,268)
Due to related parties	499	(644)	981
Net cash flows provided by operating activities	56,670	27,872	2,658

Cash flows from investing activities:
Purchase of investment properties	(1,191,719)	(447,559)	(330,530)
Capital expenditures and tenant improvements	(1,189)	(1,650)	(1,617)
Purchase of marketable securities	(21,371)	(19,185)	(5,714)
Sale of marketable securities	1,828	6,823	68
Restricted escrows	(2,951)	7,340	(8,853)
Investment in unconsolidated entities	—	63	(109)
Net cash flows used in investing activities	(1,215,402)	(454,168)	(346,755)

Cash flows from financing activities:
Proceeds from offering	536,094	308,222	225,867
Proceeds from the distribution reinvestment plan	31,349	14,657	4,501
Shares repurchased	(8,449)	(1,766)	(290)
Payment of offering costs	(54,269)	(33,741)	(24,305)
Proceeds from mortgages payable	624,340	240,951	183,415
Principal payments on mortgage payable	(22,370)	(48,254)	(21,172)
Proceeds from credit facility	73,500	48,000	10,000
Principal payments on credit facility	—	(55,000)	(3,000)
Proceeds from securities margin debt	21,464	15,281	1,644
Principal payments on securities margin debt	(4,884)	(15,495)	(137)
Payment of loan fees and deposits	(5,833)	(3,458)	(3,025)
Distributions paid	(51,767)	(23,641)	(7,031)
Distributions paid to noncontrolling interests	(2,720)	(107)	(94)
Payment of preferred return to redeemable noncontrolling interests	(109)	—	—
Purchase of noncontrolling interests	(1,569)	—	—
Contribution from sponsor	—	—	2,889
Net cash flows provided by financing activities	1,134,777	445,649	369,262

Net (decrease) increase in cash and cash equivalents	(23,955)	19,353	25,165
Cash and cash equivalents, at beginning of period.	60,254	40,901	15,736
Cash and cash equivalents, at end of period.	$36,299	$60,254	$40,901
See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(continued)

	Years ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$220,650	$83,797	$84,162
Building and improvements	1,014,650	400,305	222,028
Construction in progress	2,218	—	372
Acquired in-place lease intangibles	150,915	59,168	58,585
Acquired above market lease intangibles	22,553	11,616	16,157
Acquired below market lease intangibles	(34,598)	(9,816)	(8,414)
Assumption of mortgage debt at acquisition	(92,195)	(85,528)	(21,951)
Non-cash mortgage premium	(445)	(1,358)	(280)
Tenant improvement payable	(1,597)	(123)	(26)
Deferred investment property acquisition obligations	(57,990)	(24,753)	(12,849)
Payments related to deferred investment property acquisition obligations	15,962	14,679	—
Accounts payable and accrued expenses	(118)	(327)	—
Other liabilities	(12,367)	(2,506)	(2,941)
Restricted escrows	266	2,800	758
Deferred costs	913	75	3
Accounts and rents receivable	—	364	246
Other assets	11,381	256	134
Accrued real estate taxes payable	(1,364)	(1,090)	(1,054)
Issuance of redeemable noncontrolling interest	(47,115)	—	(4,400)
Purchase of investment properties	$1,191,719	$447,559	$330,530
Cash paid for interest	$31,486	$17,575	$3,854
Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$5,831	$2,911	$1,289
Contributions from sponsor – forgiveness of debt	$—	$1,500	$—

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(1) Organization
Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was formed on June 30, 2008 (inception) to acquire and develop a diversified portfolio of commercial real estate investments located in the United States and Canada. The Company has entered into a Business Management Agreement (the “Agreement”) with Inland Diversified Business Manager & Advisor, Inc. (the “Business Manager”), to be the Business Manager to the Company. The Business Manager is a related party to our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”). In addition, Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group, Inc. (collectively, the “Real Estate Managers”), serve as the Company’s real estate managers. The Company was authorized to sell up to 500,000,000 shares of common stock (“Shares”) at $10.00 each in its "best efforts" offering which commenced on August 24, 2009 and up to 50,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”). The "best efforts" portion of the offering was completed on August 23, 2012.
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
The Company is authorized to repurchase shares under the share repurchase program, as amended (“SRP”), if requested, subject to, among other conditions, funds being available. In any given calendar month, proceeds used for the SRP for ordinary repurchases cannot exceed the proceeds from the DRP, for that month. In addition, the Company will limit the number of ordinary shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous year. However in the case of repurchases made upon the death of a stockholder known as exceptional repurchases, the Company is authorized to use any funds to complete the repurchase, and neither the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will be terminated if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may amend, suspend or terminate the SRP.
At December 31, 2012, the Company owned 133 retail properties, four office properties and two industrial properties collectively totaling 12.4 million square feet and two multi-family properties totaling 444 units. As of December 31, 2012, the portfolio had a weighted average physical occupancy and economic occupancy of 95.7% and 97.7%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time that we acquired certain properties, the purchase agreement contained an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it owns the entire property. The Company is not obligated to settle this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement (note 14).
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
Information with respect to square footage, units and occupancy is unaudited.
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
The Company consolidates the operations of a joint venture if it determines that it's either the primary beneficiary of a variable interest entity (“VIE”) or has substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity. When the Company consolidates an entity, the assets, liabilities and results of operations will be included in the consolidated financial statements.
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
Offering and Organizational Costs
Costs associated with our "best efforts" offering were deferred and charged against the gross proceeds of the "best efforts" offering upon the sale of shares. Formation and organizational costs were expensed as incurred.
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
Restricted Cash and Escrows
Restricted cash and the offsetting liability, which is recorded in accounts payable and accrued expenses, consist of funds received from investors in the amounts of $0 and $1,657 as of December 31, 2012 and December 31, 2011, respectively, relating to shares of the Company to be purchased by such investors, which settlement has not occurred as of the balance sheet date. Restricted escrows of $6,173 and $2,893 as of December 31, 2012 and December 31, 2011, respectively, primarily consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts (note 14).
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
Depreciation expense was $34,799, $16,715 and $3,312 for the years ended December 31, 2012, 2011 and 2010 respectively.
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
Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

settle the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from one to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments using estimated fair value at the date of acquisition using Level 3 inputs including lease-up periods ranging from one to three years, market rents ranging from $9.60 to $45.00, probability of occupancy ranging from 75% to 100% based on leasing activity and discount rates, generally 10%. The Company has recorded these earnout amounts as additional purchase price of the related properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and other comprehensive income. The Company records changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive income.
The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $4,496, $3,000 and $705 was recorded as a reduction to rental income for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization pertaining to the below market lease value of $1,641, $985 and $249 was recorded as an increase to rental income for the years ended December 31, 2012, 2011 and 2010, respectively.
The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $15,916, $10,107 and $2,302 for the years ended December 31, 2012, 2011 and 2010, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of December 31, 2012, no amount has been allocated to customer relationship value.
The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2012 and 2011.

	December 31,
	2012	2011
Intangible assets:
Acquired in-place lease value	$269,615	$119,287
Acquired above market lease value	49,581	27,563
Accumulated amortization	(34,684)	(15,394)
Acquired lease intangibles, net	$284,512	$131,456
Intangible liabilities:
Acquired below market lease value	$53,241	$18,657
Accumulated amortization	(2,779)	(1,152)
Acquired below market lease intangibles, net	$50,462	$17,505
As of December 31, 2012, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 13, 11 and 23 years, respectively.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2012 for each of the five succeeding years is as follows:

	In-place leases	Above market leases	Below market leases
2013	$25,666	$5,887	$2,903
2014	25,379	5,099	2,865
2015	25,065	4,787	2,766
2016	24,543	4,449	2,632
2017	23,595	4,161	2,589
Thereafter	118,084	17,797	36,707
Total	$242,332	$42,180	$50,462
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
During the years ended December 31, 2012, 2011 and 2010, the Company incurred no impairment charges.
Impairment of Marketable Securities
The Company assesses the investments in marketable securities for impairment. A decline in the market value of any available-for-sale or held-to-maturity security below cost, that is deemed to be other-than-temporary, will result in an impairment to reduce the carrying amount to fair value using Level 1 and 2 inputs (note 6). The impairment will be charged to earnings and a new cost basis for the security will be established. To determine whether impairment is other-than-temporary, the Company considers whether they have the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The Company considers the following factors in evaluating our securities for impairments that are other than temporary:

•	declines in the REIT and overall stock market relative to our security positions;

•	the estimated net asset value (“NAV”) of the companies it invests in relative to their current market prices;

•
future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and duration of the decline in the value of the securities

During the years ended December 31, 2012, 2011 and 2010, the Company incurred no other-than-temporary impairment charges.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Redeemable Noncontrolling Interests
Certain of the Company's consolidated joint ventures have issued units to noncontrolling interest holders that are redeemable at the noncontrolling interest holder's option for cash or into the Company's common shares at the Company's option. If the noncontrolling interest holder seeks redemption of its units for the Company's shares, the joint ventures may redeem the units through issuance of common shares by the Company or through cash settlement at the redemption price. The redemption is at the option of the holder after passage of time or upon the occurrence of an event that is not solely within the control of the joint ventures. Because redemption of the noncontrolling interests is outside of the applicable joint venture's control, the interests are presented on the consolidated balance sheets outside of permanent equity as redeemable noncontrolling interests. None of the noncontrolling interests are currently redeemable, but it is probable that the noncontrolling interests will become redeemable. Based on such probability, the Company measures and records the noncontrolling interests at their maximum redemption amount at each balance sheet date. Any adjustments to the carrying amount of the redeemable noncontrolling interests for changes in the maximum redemption amount are recorded to additional paid in capital in the period of the change (see note 10).
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
(3) Acquisitions in 2012

Date Acquired	Property Name	Location	Property Segment	Square Footage/Units	Approximate Purchase Price
1st Quarter
1/5/2012	Dollar General Market	Port St. Joe, FL	Retail	20,707	$3,590
3/8/2012	Hamilton Crossing (1)	Alcoa, TN	Retail	179,858	30,098
3/9/2012	Dollar General - Buffalo	Buffalo, NY	Retail	10,566	1,350
3/9/2012	Shoppes at Branson Hills (1) (2)	Branson, MO	Retail	348,700	38,528
3/23/2012	Shoppes at Hawk Ridge	Lake St. Louis, MO	Retail	75,951	9,900
3/28/2012	Bayonne Crossing (1)	Bayonne, NJ	Retail	356,647	67,875

2nd Quarter
4/3/2012	Eastside Junction	Athens, GA	Retail	79,700	11,236
4/30/2012	Shops at Julington Creek (1)	Jacksonville, FL	Retail	40,207	7,522
5/3/2012	Dollar General Store	Lillian, AL	Retail	9,026	1,025
5/3/2012	Dollar General Market	Slocomb, AL	Retail	20,707	2,839

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Date Acquired	Property Name	Location	Property Segment	Square Footage/Units	Approximate Purchase Price
5/3/2012	Dollar General Store	Clanton, AL	Retail	10,566	1,216
5/17/2012	Bank Branch Portfolio - 9 properties	FL, GA, NC, OH	Retail	42,882	18,636
5/18/2012	Dollar General Store	Marbury, AL	Retail	9,026	1,055
5/18/2012	Dollar General Store	Gilbertown, AL	Retail	12,406	1,324
5/23/2012	Elementis Worldwide Global HQ	East Windsor, NJ	Office	65,552	17,625
6/4/2012	One Webster	Chelsea, MA	Multi-family	120 Units	23,447
6/12/2012	South Elgin Commons	Elgin, IL	Retail	128,000	24,986
6/13/2012	Walgreens NE Portfolio - 9 properties	CT, MA, NH, NJ	Retail	134,618	65,262
6/18/2012	Saxon Crossing	Orange City, FL	Retail	119,894	20,730

3rd Quarter
7/3/2012	Dollar General Store	Enterprise, AL	Retail	9,002	1,149
7/3/2012	Dollar General Store	Odenville, AL	Retail	9,100	934
7/5/2012	Siemens Gas Turbine Service Division	Deer Park, TX	Industrial	160,000	17,800
7/19/2012	Virginia Convenience Store Portfolio - 5 Properties	Various, VA	Retail	18,311	15,700
7/31/2012	FedEx Distribution Centers	Houston, TX	Industrial	256,815	39,300
8/1/2012	BJ's at Richie Station	Capital Heights, MD	Retail	117,875	32,400
8/6/2012	Dollar General Market	Candler, NC	Retail	20,700	3,300
8/7/2012	Shops at Moore	Moore, OK	Retail	259,903	38,750
8/15/2012	Kohl's - Cumming	Cumming, GA	Retail	86,584	8,500
8/15/2012	Shoppes at Branson Hills (2)	Branson, MO	Retail	99,025	12,149
8/22/2012	Dollar General Market	Vienna, GA	Retail	20,707	2,831
8/28/2012	Centre Point Commons	Bradenton, FL	Retail	119,275	25,578
8/28/2012	Deerwood Lake (3)	Jacksonville, FL	Development	—	2,210
8/31/2012	Dollar General Portfolio - 15 properties	Various, TX	Retail	155,324	18,073
8/31/2012	Lake City Commons II	Lake City, FL	Retail	16,291	2,882
9/13/2012	Pathmark Portfolio - 3 properties	NY, PA, DE	Retail	142,443	48,766
9/14/2012	Schnucks Portfolio - 3 properties	St. Louis, MO	Retail	185,722	22,624
9/27/2012	Dollar General Store	Anson, TX	Retail	9,100	1,106
9/27/2012	Dollar General Store	East Bernard, TX	Retail	9,014	1,049
9/28/2012	City Center (1)	White Plains, NY	Retail/Multi-family	365,905 and 24 Units	145,919
9/28/2012	Miramar Square	Miramar, FL	Retail	238,333	57,270

4th Quarter
10/3/2012	Crossing at Killingly Commons (1)	Dayville, CT	Retail	395,539	54,608
10/3/2012	Wheatland Town Center (1)	Dallas, TX	Retail	150,103	27,414
10/9/2012	Dollar General Market	Resaca, GA	Retail	20,707	3,270
10/9/2012	Dollar General Store	Hertford, NC	Retail	12,406	1,421
11/1/2012	Landings at Ocean Isle Beach	Ocean Isle Beach, NC	Retail	53,220	10,249
11/2/2012	The Corner (1)	Tucson, AZ	Retail	80,155	25,467
11/2/2012	University Town Center Phase II (1)	Norman, OK	Retail	194,917	22,263
11/2/2012	Dollar General Store	Remlap, AL	Retail	9,100	942
11/21/2012	Dollar General Market	Canton, MS	Retail	20,707	3,361
12/21/2012	Hasbro Office Building	Providence, RI	Office	135,908	29,808
12/28/2012	Cannery Corner	Las Vegas, NV	Retail	44,472	17,570

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Date Acquired	Property Name	Location	Property Segment	Square Footage/Units	Approximate Purchase Price
12/28/2012	Centennial Center (1)	Las Vegas, NV	Retail	857,831	128,748
12/28/2012	Centennial Gateway (1)	Las Vegas, NV	Retail	193,009	48,905
12/28/2012	Eastern Beltway	Las Vegas, NV	Retail	525,226	61,893
12/28/2012	Eastgate	Henderson, NV	Retail	96,589	26,555
12/28/2012	Lowe's Plaza (1)	Las Vegas, NV	Retail	30,208	5,067
			Total	6,784,539 Sq Ft. and 144 Units	$1,314,075

(1)	There is an earnout component associated with this acquisition that is not included in the approximate purchase price (note 14).

(2)	The Company closed on different buildings on March 9, 2012 and August 15, 2012 but this is considered one property.

(3)	This acquisition is currently under development and included in construction in progress on the consolidated balance sheet, and is not included in the Company's property count.
On December 28, 2012, the Company purchased all the noncontrolling interest ownership in the Temple Terrace joint venture for $3,630. The Company recorded $1,912 as an adjustment to additional paid-in capital on the consolidated balance sheet related to this transaction.
During the year ended December 31, 2012, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $1,314,075. The Company financed these acquisitions with net proceeds from the "best efforts" offering, proceeds from our DRP and through the borrowing of $624,340, debt assumption of $92,195 secured by first mortgages on the properties and borrowing $73,500 on the line of credit.
The Company incurred $5,019, $2,648 and $1,953 for the years ended December 31, 2012, 2011 and 2010, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statements of operations and other comprehensive income and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to the Sponsor and its affiliates. The Company does not pay acquisition fees to its Business Manager or its affiliates.
For properties acquired during the year ended December 31, 2012, the Company recorded revenue of $39,664 and property net income of $4,763 not including expensed acquisition related costs.
The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2012. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 14)
Dollar General Market	$793	$2,170	$627	$—	$—
Hamilton Crossing	2,825	24,287	3,975	—	989
Dollar General – Buffalo	240	977	133	—	—
Shoppes at Branson Hills (1)	8,247	27,366	7,080	3,424	857
Shoppes at Hawk Ridge	2,709	5,416	1,691	19	—
Bayonne Crossing	20,911	48,066	8,916	3,212	6,806
Eastside Junction	1,856	8,805	1,059	483	—
Shops at Julington Creek	2,247	5,578	685	11	985
Dollar General Store - Lillian	318	575	132	—	—
Dollar General Market - Slocomb	608	1,898	333	—	—
Dollar General Store - Clanton	389	656	171	—	—
Bank Branch Portfolio - 9 properties	6,433	9,256	2,947	—	—
Dollar General Store - Marbury	231	685	139	—	—
Dollar General Store - Gilbertown	123	1,008	193	—	—

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 14)
Elementis Worldwide Global HQ	1,089	12,327	4,209	—	—
One Webster	3,462	19,243	690	—	—
South Elgin Commons	3,771	18,684	3,196	664	—
Walgreens NE Portfolio - 9 properties (2)	21,650	41,771	8,120	1,060	—
Saxon Crossing	3,455	14,555	2,743	23	—
Dollar General Store - Enterprise	220	768	161	—	—
Dollar General Store - Odenville	197	613	124	—	—
Siemens Gas Turbine Service Division	2,786	13,837	1,089	—	—
Virginia Convenience Store Portfolio - 5 Properties	5,477	8,610	1,613	—	—
FedEx Distribution Centers	5,820	30,518	2,962	—	—
BJ's at Richie Station	4,486	24,827	3,087	—	—
Dollar General Market - Candler	398	2,497	405	—	—
Shops at Moore	6,674	28,206	5,091	1,477	—
Kohl's - Cumming (3)	2,750	5,478	273	—	—
Shoppes at Branson Hills (1)	2,552	9,067	1,132	157	—
Dollar General Market - Vienna	635	1,883	313	—	—
Centre Point Commons	2,842	21,938	3,632	2,835	—
Dollar General Portfolio - 15 properties	2,201	12,851	3,022	—	—
Lake City Commons II	511	2,130	269	28	—
Pathmark Portfolio - 3 properties	5,538	35,456	8,179	408	—
Schnucks Portfolio - 3 properties	4,446	15,938	2,240	—	—
Dollar General Store - Anson	109	816	181	—	—
Dollar General Store - East Bernard	76	799	174	—	—
City Center (4)	11,617	136,439	19,231	1,860	19,508
Miramar Square	14,940	34,784	8,716	1,169	—
Crossing at Killingly Commons (5)	15,281	39,212	7,408	2,200	5,093
Wheatland Town Center	3,684	32,973	4,152	2,789	10,647
Dollar General Market - Resaca	634	2,203	433	—	—
Dollar General Store - Hertford	193	1,077	151	—	—
Landings at Ocean Isle Beach	2,587	5,497	2,165	—	—
The Corner	3,521	20,429	5,198	—	3,681
University Town Center Phase II	3,995	21,027	3,004	3,558	2,205
Dollar General Store - Remlap	124	682	136	—	—
Dollar General Market - Canton	629	2,329	403	—	—
Hasbro Office Building	3,400	21,635	4,773	—	—
Cannery Corner	3,322	10,557	3,628	—	—
Centennial Center (6)	9,824	111,444	15,884	5,910	2,883
Centennial Gateway (6)	6,758	39,834	5,858	376	3,322
Eastern Beltway (6)	5,467	52,095	6,938	2,642	—
Eastgate (6)	3,794	19,775	3,279	293	—
Lowe's Plaza	1,805	3,103	1,125	—	1,014
Total	$220,650	$1,014,650	$173,468	$34,598	$57,990

(1)	The Company closed on different buildings on March 9, 2012 and August 15, 2012 but this is considered one property.

(2)	The Company assumed mortgages payable and an interest rate swap agreement associated with the acquisition of these properties (note 9).

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3)	This acquisition includes the issuance of redeemable noncontrolling interests in a consolidated joint venture (note 10) to the seller with a fair value of $1,416 as of the acquisition date.

(4)
This acquisition includes the issuance of redeemable noncontrolling interests in a consolidated joint venture (note 10) to the seller with a fair value of $6,092 as of the acquisition date. Additionally at the time of acquisition, the Company received a $10,000 note receivable, and subsequently increased to $11,000, from the redeemable noncontrolling interest holder at an interest rate of 6.00% per annum that matures on May 31, 2013. The redeemable noncontrolling interest holder has pledged its redeemable noncontrolling interests as collateral to this note receivable. The Company recorded this note receivable in other assets on the accompanying consolidated balance sheets.

(5)
This acquisition includes the issuance of redeemable noncontrolling interests in a consolidated joint venture (note 10) to the seller with a fair value of $9,608 as of the acquisition date and assumed a mortgage payable (note 9).

(6)
The acquisition of this portfolio of properties includes the issuance of redeemable noncontrolling interests in a consolidated joint venture (note 10) to the seller with a fair value of $30,000 as of the acquisition date.

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2011. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 14)
Waxahachie Crossing	$1,752	$13,190	$1,849	$1,452	$—
Village at Bay Park	5,068	8,956	2,549	359	—
Northcrest Shopping Center	3,907	26,974	3,437	347	6,935
Prattville Town Center	2,463	23,553	3,783	472	2,379
Landstown Commons	9,751	68,167	14,363	1,147	—
Silver Springs Pointe	3,032	12,126	1,171	373	—
Copps Grocery Store	892	4,642	701	—	—
University Town Center	5,471	26,506	2,856	850	1,703
Pick N Save Grocery Store	923	5,993	1,255	—	—
Walgreens NE Portfolio	3,998	20,855	1,873	194	—
Perimeter Woods (1)	9,010	44,081	4,763	98	2,432
Draper Peaks (2)	11,144	28,566	7,680	1,531	4,407
Shoppes at Prairie Ridge	4,556	20,387	4,033	—	5,174
Fairgrounds Crossing	6,163	14,356	4,460	772	—
Mullins Crossing (3)	5,683	30,264	5,556	1,757	1,723
Fox Point	3,502	11,581	3,396	238	—
Harvest Square	2,317	8,529	1,391	25	—
Palm Coast Landing	3,950	31,002	5,554	201	—
Dollar General - Sycamore	215	577	114	—	—
Total	$83,797	$400,305	$70,784	$9,816	$24,753

(1)	The Company assumed a mortgage loan from the seller at the time of acquisition of $39,390 and recorded a mortgage premium of $1,588.

(2)	The Company assumed a mortgage loan from the seller at the time of acquisition of $23,905.

(3)	The Company assumed a mortgage loan from the seller at the time of acquisition of $22,233 and recorded a mortgage discount of $230.
During the year ended December 31, 2011, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $520,759. The Company financed these acquisitions with net proceeds from the "best efforts" offering, proceeds from our DRP and through the borrowing of $240,951, debt assumption of $85,528 secured by first mortgages on the properties and borrowing $48,000 on the line of credit.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

For properties acquired during the year ended December 31, 2011, the Company recorded revenue of $29,418 and property net income of $835 not including expensed acquisition related costs.
The following condensed pro forma consolidated financial statements for the year ended December 31, 2012 include pro forma adjustments related to the acquisitions and financings during 2012 considered material to the consolidated financial statements which were Palm Coast Landing, Bayonne Crossing, Shoppes at Branson Hills, Walgreens NE Portfolio, Saxon Crossing, South Elgin Commons, FedEx Distribution Centers, BJ's at Richie Station, Shops at Moore, Centre Point Commons, Pathmark Portfolio, City Center, Miramar Square, Crossings at Killingly Commons, The Corner, University Town Center Phase II, Cannery Corner, Centennial Center, Centennial Gateway, Eastern Beltway, Eastgate and Lowe's Plaza, which are presented assuming the acquisitions had been consummated as of January 1, 2011.
The condensed pro forma consolidated financial statements for the year ended December 31, 2011 include pro forma adjustments related to the acquisitions during 2012 and 2011 considered material to the consolidated financial statements which were Northcrest Shopping Center, Prattville Town Center, Landstown Commons, University Town Center, Perimeter Woods, Draper Peaks, Shoppes at Prairie Ridge, Fairgrounds Crossing, Mullins Crossing, Palm Coast Landing, Shoppes at Branson Hills, Walgreens NE Portfolio, Saxon Crossing, South Elgin Commons, FedEx Distribution Centers, BJ's at Richie Station, Shops at Moore, Centre Point Commons, Pathmark Portfolio, City Center, Miramar Square, Crossings at Killingly Commons, The Corner, University Town Center Phase II, Cannery Corner, Centennial Center, Centennial Gateway, Eastern Beltway, Eastgate and Lowe's Plaza. Bayonne Crossing was a developmental property that was not stabilized until late 2011. For the year ended December 31, 2011 for pro forma disclosure purposes, this property is not considered material since it had minimal operations and no pro forma adjustments were made for Bayonne Crossing. The 2011 acquisitions are presented assuming the acquisitions had been consummated as of January 1, 2010.
On a pro forma basis, the Company assumes the common shares outstanding as of December 31, 2012 were outstanding as of January 1, 2011. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2012 and 2011 acquisitions had been consummated as of January 1, 2011 and 2010, respectively, nor does it purport to represent the results of operations for future periods.

	For the year ended December 31, 2012
	Historical	Pro Forma Adjustments	As Adjusted (unaudited)
Total income	$134,335	$56,664	$190,999
Net income (loss) attributable to common stockholders	$2,616	$(5,306)	$(2,690)

Net income attributable to common stockholders per common share, basic and diluted	$0.03		$(0.02)
Weighted average number of common shares outstanding, basic and diluted	91,146,154		114,727,439

	For the year ended December 31, 2011
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$72,115	$86,958	$159,073
Net loss attributable to common stockholders	$(2,279)	$(9,705)	$(11,984)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.05)		$(0.10)
Weighted average number of common shares outstanding, basic and diluted	42,105,681		114,727,439

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4) Operating Leases
Minimum lease payments to be received under operating leases including ground leases, and excluding multi-family units (lease terms of twelve-months or less), as of December 31, 2012 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2013	$162,820
2014	155,548
2015	150,206
2016	144,452
2017	134,203
Thereafter	1,206,336
Total	$1,953,565

The remaining lease terms range from less than one year to 73 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.
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

			Investment at
Joint Venture	Description	Ownership %	December 31, 2012	December 31, 2011
Oak Property & Casualty LLC	Insurance Captive	25%	$248	$231
The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $17, $105 and $1 for the years ended December 31, 2012, 2011 and 2010, respectively.
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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(6) Investment in Marketable Securities
Investment in marketable securities of $40,941 and $17,903 at December 31, 2012 and 2011, respectively, consists of primarily preferred and common stock and corporate bond investments in other publicly traded REITs which are classified as available-for-sale securities and recorded at fair value. The cost basis of the Company's investment in marketable securities was $37,943 and $18,373 at December 31, 2012 and 2011, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has recorded a net unrealized gain (loss) of $2,999 and $(470) on the accompanying consolidated balance sheet as of December 31, 2012 and 2011, respectively. The Company had net unrealized gains (losses) of $3,495, $(269) and $162 for the years ended December 31, 2012, 2011 and 2010, respectively, which have been recorded as other comprehensive income in the accompanying consolidated statements of operations and other comprehensive income.
Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis or first-in, first-out basis. For the years ended December 31, 2012, 2011 and 2010, the Company had realized gains (losses) of $26, $365 and $(2), respectively which has been recorded as realized gain (loss) on sale of marketable securities in the accompanying consolidated statements of operations and other comprehensive income.
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
(7) Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accrued offering expenses, accounts payable and accrued expenses, and due to related parties approximates their fair values at December 31, 2012 and 2011 due to the short maturity of these instruments.
All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2 – “Fair Value Measurements.”
The following table presents the Company’s assets and liabilities, measured at fair value on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2012 and 2011:

	Level 1	Level 2	Level 3	Total
December 31, 2012
Asset - investment in marketable securities	$31,231	$9,710	$—	$40,941
Liability - interest rate swap	$—	$8,078	$—	$8,078
December 31, 2011
Asset - investment in marketable securities	$11,558	$6,345	$—	$17,903
Liability - interest rate swap	$—	$1,293	$—	$1,293
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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $1,158,051 and $463,663 at December 31, 2012 and 2011, respectively, and its estimated fair value was $1,189,621 and $470,569 as of December 31, 2012 and 2011, respectively. The Company’s carrying amount of variable rate borrowings on the credit facility and securities margin payable approximates their fair values at December 31, 2012 and 2011.
(8) Transactions with Related Parties
The Company has an investment in an insurance captive entity with other REITs sponsored by our Sponsor. The entity is included in the Company’s disclosure of Unconsolidated Joint Venture (note 5) and is included in investment in unconsolidated entities on the accompanying consolidated balance sheets.
As of December 31, 2012 and 2011, the Company owed a total of $2,532 and $1,909, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.
At December 31, 2012 and 2011, the Company held $629 and $571, respectively, in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.
The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1 at December 31, 2012 and 2011, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.
The following table summarizes the Company’s related party transactions for years ended December 31, 2012, 2011 and 2010.

		For the year ended December 31,			Unpaid amounts as of
		2012	2011	2010	December 31, 2012	December 31, 2011
General and administrative:
General and administrative reimbursement	(a)	$1,101	$793	$570	$335	$730
Loan servicing	(b)	185	98	17	—	—
Discount on shares issued to affiliates	(c)	294	55	83	—	—
Investment advisor fee	(d)	270	106	37	26	13
Total general and administrative to related parties		$1,850	$1,052	$707	$361	$743
Offering costs	(e)(f)	$51,745	$30,179	$22,009	$123	$126
Acquisition related costs	(g)	2,048	961	568	348	316
Real estate management fees	(h)	5,601	3,124	776	—	—
Business management fee	(i)	1,500	1,000	603	975	—
Loan placement fees	(j)	1,109	418	261	—	—
Cost reimbursements	(k)	—	75	113	—	—
Sponsor noninterest bearing advances	(l)	—	(1,500)	—	724	724
Sponsor contributions to pay dividends	(l)	—	1,500	2,889	—	—

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(c)
The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 294,331, 55,203 and 83,239 shares to related parties for the years ended December 31, 2012, 2011 and 2010, respectively.

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

(f)
As of December 31, 2012, the Company had incurred $118,182 of offering costs, including $13,558 of issuer costs. Of the $118,182, $107,497 was paid or accrued to related parties, the majority of which was then reallowed (paid) to third party soliciting dealers. Pursuant to the terms of the "best efforts" offering, issuer costs may not exceed 1.5% of the gross offering proceeds over the life of the "best efforts" offering. In addition, the Business Manager has agreed to reimburse the Company all organization and offering expenses (including issuer costs, selling commissions and the marketing contribution) which together exceed 11.5% of gross offering proceeds over the life of the "best efforts" offering. These costs did not exceed these limitations upon completion of the "best efforts" offering.

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

(5)
Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred, without interest, to be paid at a later point in time. This obligation to pay the deferred fee terminates if the Company acquires the Business Manager. For the year ended December 31, 2012, the Business Manager was entitled to a business management fee in the amount equal to $9,195 of which $7,695 was permanently waived.

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

(l)
As of December 31, 2012, the Company owed $724 to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of the "best efforts" offering. These amounts are included in due to related parties on the accompanying consolidated balance sheets. On March 10, 2011, our Sponsor forgave $1,500 in liabilities related to non-interest bearing advances that were previously funded to the Company to cover a portion of distributions paid related to the three months ended December 31, 2010. For U.S. GAAP purposes, this forgiveness of debt was treated as a capital contribution from our Sponsor who has not received, and will not receive, any additional shares of our common stock for making this contribution. No additional contributions were made during the year ended December 31, 2012.

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the years ended December 31, 2012, 2011 and 2010.
The Company had a bank account with Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc. which was closed on November 28, 2012. As of December 31, 2011, the Company had deposited cash of $3,171 in Inland Bank and Trust.
(9) Mortgages, Credit Facility, and Securities Margins Payable
As of December 31, 2012, the Company had the following mortgages payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at December 31, 2012 (a)	Notes
09/28/2022	City Center	Daily LIBOR + 2.45%	$87,000	(b)
01/06/2023	Centennial Center	3.83%	70,455
09/25/2013	Landstown Commons	Daily LIBOR + 2.25%	50,140	(c)
12/10/2018	Walgreens NE Portfolio - 9 properties	30-Day LIBOR + 2.20%	49,391	(d), (e)
04/01/2022	Bayonne Crossing	4.08%	45,000	(f)
01/01/2023	Centennial Gateway and Eastgate	3.81%	44,385
01/06/2023	Eastern Beltway	3.83%	34,100
09/01/2018	Perimeter Woods	6.02%	33,330	(d)
11/01/2017	Crossing at Killingly Commons	30-Day LIBOR + 2.75%	33,000	(d), (g)
12/31/2022	Miramar Square	4.16%	31,625
06/01/2015	The Landing at Tradition	4.25%	31,000	(h)
10/06/2037	Pathmark Portfolio - 3 properties	4.15%	27,468	(i)
10/01/2015	Draper Peaks	5.74%	23,905	(d)
06/01/2015	Regal Court	5.30%	23,900
03/01/2022	Palm Coast Landing	5.00%	22,550
09/06/2016	Mullins Crossing	5.50%	21,738	(d)
09/01/2022	Shops at Moore	4.29%	21,300

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at December 31, 2012 (a)	Notes
10/03/2019	FedEx Distribution Centers	30-Day LIBOR + 1.85%	21,615	(j)
05/09/2017	Shoppes at Branson Hills	30-Day LIBOR + 2.25%	20,300	(k)
06/01/2021	University Town Center	5.48%	18,690
01/01/2018	Colonial Square Town Center	5.50%	18,140	(l)
08/06/2037	BJ's at Richie Station	4.60%	17,820
05/01/2021	Prattville Town Center	5.48%	15,930
05/01/2021	Northcrest Shopping Center	5.48%	15,780
07/10/2017	Hamilton Crossing	5.10%	15,637
12/20/2017	Wheatland Town Center	30-Day LIBOR + 2.35%	15,080	(m)
12/31/2022	Hasbro Office Building	30-Day LIBOR + 2.15%	14,900	(n)
10/01/2022	Centre Point Commons	4.34%	14,410
10/06/2021	Fairgrounds Crossing	5.21%	13,453
06/22/2016	Shoppes at Prairie Ridge	30-Day LIBOR + 2.50%	13,359	(o)
09/01/2019	One Webster	3.30%	12,925
07/01/2022	Saxon Crossing	4.65%	11,400
10/01/2017	The Crossings at Hillcroft	3.88%	11,370
10/21/2016	Fox Point	30-Day LIBOR + 2.25%	10,837	(p)
09/01/2020	Kohl’s at Calvine Pointe	5.70%	10,500	(q)
10/01/2020	Siemens’ Building	5.06%	10,250
08/01/2022	Siemens Gas Turbine Service Division	4.73%	9,790
12/01/2026	Elementis Worldwide Global HQ	4.88%	9,625
06/01/2015	Tradition Village Center	4.25%	9,500	(h)
07/23/2017	Bank Branch Portfolio - 9 properties	30-Day LIBOR + 2.20%	9,354	(r)
11/05/2015	Kohl’s Bend River Promenade	30-Day LIBOR + 2.75%	9,350	(s)
06/01/2021	The Village at Bay Park	5.58%	9,183
11/01/2020	Time Warner Cable Div. HQ	5.18%	9,100
07/01/2021	Silver Springs	5.03%	8,800
07/19/2022	Virginia Convenience Store Portfolio - 5 properties	5.25%	8,635	(t)
04/01/2021	Lima Marketplace	5.80%	8,383
03/01/2021	Waxahachie Crossing	5.55%	7,750
05/10/2014	Publix Shopping Center	5.90%	6,915	(d)
01/01/2018	Shops at Village Walk	5.50%	6,860	(l)
06/01/2017	Pleasant Hill Commons	6.00%	6,800
01/01/2022	Harvest Square	4.65%	6,800
11/11/2017	Shoppes at Branson Hills	5.95%	6,693	(k)
04/01/2021	Bell Oaks Shopping Center	5.59%	6,548
06/01/2022	Eastside Junction	4.60%	6,270
02/02/2017	Dollar General Portfolio II - 10 properties	5.25%	6,181	(u)
11/01/2024	Dollar General Pool II - 9 properties	4.65%	5,830	(v)
07/06/2022	Merrimack Village Center	4.36%	5,445
11/01/2024	Dollar General Pool I - 8 properties	4.60%	5,297	(w)
09/01/2020	Lake City Commons	5.70%	5,200	(q)

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at December 31, 2012 (a)	Notes
07/01/2021	Walgreens – Lake Mary Plaza	5.10%	5,080
09/01/2020	Whispering Ridge	5.70%	5,000	(q)
04/12/2017	Shoppes at Hawk Ridge	5.25%	4,950	(x)
11/08/2017	Dollar General Portfolio - 4 properties	5.25%	4,930	(y)
09/01/2022	Shops at Julington Creek	4.60%	4,785
11/06/2022	Kohl’s at Cummings	4.51%	4,675
07/01/2021	Walgreens – Walgreens Plaza	5.30%	4,650	(d)
06/01/2041	Pick N Save Grocery Store	5.43%	4,490
07/01/2021	Walgreens – Heritage Square	5.10%	4,460
05/01/2041	Copp's Grocery Store	5.43%	3,480
05/11/2016	Shoppes at Branson Hills	5.78%	3,090	(k)
			$1,156,582

(a)	Principal balance does not include net mortgage premium, of $1,468 associated with debt assumed at acquisition, net of accumulated amortization as of December 31, 2012.

(b)
The loan bears interest at a rate equal to daily LIBOR plus 2.45% (2.66% as of December 31, 2012). On October 1, 2012, the Company entered into a forward interest rate swap related to this loan. See details relating to this forward swap in the interest rate swap agreements section below. The Company has provided a partial guarantee on this loan making it recourse for $9,000 of the unpaid principal and 100% of unpaid interest.

(c)
The loan bears interest at a rate equal to daily LIBOR plus 2.25% (2.46% as of December 31, 2012). The Company extended the loan until September 25, 2013 on March 14, 2012. The Company plans to refinance to a new loan when the loan matures. There is no reasonable assurance that the Company will be able to refinance before the loan maturity date. The Company has provided a partial guarantee on this loan making it recourse for $25,000 of the unpaid principal and 100% of unpaid interest.

(d)
Loan was assumed from the seller at the time of closing. The Company has provided a partial guarantee on the Mullins Crossing loan making it recourse for $2,200 of the unpaid principal and unpaid interest.

(e)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.20% (2.41% as of December 31, 2012). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(f)
The loan bears interest at a fixed rate equal to 4.08% until March 31, 2015, 4.18% from April 1, 2015 until March 31, 2016, 4.33% from April 1, 2016 until March 31, 2019, and 4.43% from April 1, 2019 until April 1, 2022, the maturity date. Interest expense is recognized using the effective interest method base on effective interest rate of approximately 4.27%.

(g)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% (2.96% as of December 31, 2012). Effective October 4, 2012, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below. The Company has provided a partial guarantee on this loan making it recourse for 25% of the unpaid principal and 100% of unpaid interest.

(h)
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

(i)	Loan is secured by cross-collateralized first mortgages on three properties.

(j)
The loan bears interest at a rate equal to thirty-day LIBOR plus 1.85% (2.07% as of December 31, 2012). On October 4, 2012, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(k)
These three loans relate to a single property. One loan bears interest at a rate equal to thirty-day LIBOR plus 2.25% (2.46% as of December 31, 2012). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below. The two other loans were assumed from the seller at the time of closing.

(l)	Loan is secured by cross-collateralized first mortgages on these two properties.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(m)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.35% (2.56% as of December 31, 2012). On December 20, 2012, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(n)	The loan bears interest at a rate equal to thirty-day LIBOR plus 2.15% (2.36% as of December 31, 2012).

(o)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.50% (2.71% as of December 31, 2012). At the time of closing, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(p)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.25% (2.46% as of December 31, 2012). On October 28, 2011, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(q)	Mortgage payable is secured by cross-collateralized first mortgages on these three properties.

(r)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.20% (2.41% as of December 31, 2012). On July 24, 2012, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below. The Company has provided a partial guarantee on this loan making it recourse for 25% of the unpaid principal and 100% of unpaid interest. Loan is secured by cross-collateralized first mortgages on nine properties.

(s)
The loan bears interest at a rate equal to thirty-day LIBOR plus 2.75% (2.97% as of December 31, 2012). On March 11, 2011, the Company entered into an interest rate swap related to this loan. See interest rate swap agreements section below.

(t)	The Company has provided a partial guarantee on this loan making it recourse for 25% of the unpaid principal and 100% of unpaid interest.

(u)	Loan is secured by cross collateralized first mortgages on ten Dollar General Properties.

(v)	Loan is secured by cross collateralized first mortgages on nine Dollar General Properties.

(w)	Loan is secured by cross collateralized first mortgages on eight Dollar General Properties.

(x)	The Company has provided a partial guarantee on this loan making it recourse for $1,238 plus real estate taxes.

(y)	Loan is secured by cross collateralized first mortgages on four Dollar General Properties
The principal amount of our mortgage loans outstanding as of December 31, 2012 and 2011 was $1,156,582 and $462,418, respectively, and had a weighted average stated interest rate of 4.32% and 4.94% per annum, respectively, which includes effects of interest rate swaps. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets.
The mortgage loans may require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2012, all of the mortgages were current in payments and the Company was in compliance with such covenants.
On November 1, 2012, the Company entered into an amended and restated credit agreement (as amended the “Credit Facility”), under which the Company may borrow, on an unsecured basis, up to $105,000. The Company has the right, provided that no default has occurred and is continuing, to increase the facility amount up to $200,000 with approval from the lending group. The obligations under the Credit Facility will mature on October 31, 2015, which may be extended to October 31, 2016 subject to satisfaction of certain conditions. The Company has the right to terminate the facility at any time, upon one business day notice and the repayment of all of its obligations thereunder. Borrowings under the Credit Facility bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company's leverage ratio. The Company generally will be required to make monthly interest-only payments, except that we may be required to make partial principal payments in order to comply with certain debt covenants set forth in the Credit Facility. On December 31, 2012, the interest rate was 1.90% per annum. The Company is also required to pay, on a quarterly basis, an amount up to 0.35% per annum on the average daily unused funds remaining under the Credit Facility. The Credit Facility requires compliance with certain covenants which may restrict the availability of funds under the Credit Facility. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our subsidiaries owning unencumbered properties. The amount outstanding on the Credit Facility as of December 31, 2012 and 2011 was $73,500 and $0, respectively.
The Company has purchased a portion of its marketable securities through margin accounts. As of December 31, 2012 and 2011, the Company had a payable of $17,872 and $1,293, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of December 31, 2012 and 2011, the interest rate was 0.56% and 0.62% per annum, respectively. The securities margin payable is due upon the sale of any marketable securities.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The following table shows the scheduled maturities of mortgages payable, Credit Facility and securities margin payable as of December 31, 2012 and for the next five years and thereafter:

	Mortgages Payable (1)	Credit Facility	Securities Margin Payable	Total
2013	$50,824	$—	$17,872	$68,696
2014	7,638	—	—	7,638
2015	99,016	73,500	—	172,516
2016	48,806	—	—	48,806
2017	120,792	—	—	120,792
Thereafter	829,506	—	—	829,506
Total	$1,156,582	$73,500	$17,872	$1,247,954

(1)	Excludes net mortgage premiums of $1,468, associated with debt assumed at acquisition, net of accumulated amortization as of December 31, 2012.
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
On October 28, 2011, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $10,837 and a maturity date of October 21, 2016 associated with the debt secured by a first mortgage on the Fox Point property. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 1.50% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 3.75% per annum.
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
On June 13, 2012, the Company assumed at the time of acquisition a floating-to-fixed interest rate swap agreement with an original notional value of $49,391 and a maturity date of December 10, 2018 associated with the debt secured by a first mortgage on the Walgreens NE Portfolio. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 2.20% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 5.17% per annum. At the time of acquisition, the swap was in a liability position with a fair market value of $5,219, which was recorded as part of the purchase price allocation.
On July 24, 2012, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $4,677 and a maturity date of July 20, 2017 associated with the debt secured by cross-collateralized first mortgages on the Bank Branch Portfolio. This interest rate swap fixed 50% of the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 0.89% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 3.09% per annum.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

On October 1, 2012, the Company entered into a forward interest rate swap agreement with an original notional value of $45,000 and is effective on April 1, 2014 and matures on March 29, 2019, associated with the debt secured by a first mortgage on the City Center property. This interest rate swap will fix 50% of the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 1.40% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 3.85% per annum.
Effective October 4, 2012, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $24,750 and a maturity date of October 1, 2017 associated with the debt secured by a first mortgage on the Crossing at Killingly Commons located in Dayville, Connecticut. This interest rate swap fixed 75% of the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 0.98% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 3.73% per annum.
On October 4, 2012, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $10,808 and a maturity date of October 3, 2019 associated with the debt secured by a first mortgage on the FedEx Distribution Centers located in Houston, Texas. This interest rate swap fixed 50% of the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 1.30% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 3.15% per annum.
On December 20, 2012, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $9,900 and a maturity date of December 20, 2017 associated with the debt secured by a first mortgage on the Wheatland Town Center located in Dallas, Texas. This interest rate swap fixed approximately 66% of the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 1.01% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 3.36% per annum.
The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As these interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with corresponding offsets to accumulated other comprehensive income. The Company has recorded a net unrealized loss of $3,282 and $1,293 on the accompanying consolidated balance sheet as of December 31, 2012 and 2011, respectively. The interest rate swaps have been and are expected to remain highly effective for the term of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedges is reported in other income/expense. For the years ended December 31, 2012 and 2011, the Company had $66 and less than $1, respectively of ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from accumulated other comprehensive income to interest expense in the next twelve months total $1,556.
The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$8,078	Other liabilities	$1,293
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for year ended December 31, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$2,727	$1,581	Interest Expense	$738	$288	Other Expense	$66	$—

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10) Redeemable Noncontrolling Interests
On August 15, 2012, the Company entered into a consolidated joint venture with Market Place Partners No. 2, LLC (“MP Partners”). The joint venture was formed for the purpose of owning, operating and managing the Kohl's Cumming property (note 3). Upon formation of the joint venture, MP Partners contributed the property with a fair value of $8,500 to the joint venture. Upon formation, the joint venture issued 141,602 preferred units (the "MP Preferred Units") to the MP Partners, which were valued at $1,416. The MP Preferred Units will be paid a preferred return of 5.00% per annum starting on the date of issuance. The MP Preferred Units are senior as to distributions over the Company's interest in the joint venture. Upon the five year anniversary of issuance, either joint venture partner has the right to cause the joint venture to redeem the MP Preferred Units. The MP Partners has the right to cause the joint venture to redeem the MP Preferred Units for cash, or for shares of the Company's common stock on a one-for-one basis. If the MP Partners requests that the joint venture redeem the MP Preferred Units for shares of the Company, the joint venture may still elect to settle the redemption in cash. If the joint venture pays the redemption price of the MP Preferred Units in cash, the redemption value will be greater of i) $10.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption or ii) the Company's share price per share. The MP Preferred Units do not have any maturity date, and are not subject to mandatory redemption. The MP Preferred Units are subject to redemption features outside of the joint venture's control that results in presentation outside of permanent equity and are reported at the maximum redemption amount as redeemable noncontrolling interests in the Company's consolidated financial statements.
On September 28, 2012, the Company entered into a consolidated joint venture with LC White Plains Retail, LLC and LC White Plains Recreation, LLC (collectively, the “LC Partners”). The joint venture was formed for the purpose of owning, operating and managing the City Center property (note 3). Upon formation of the joint venture, the LC Partners contributed the property with a fair value of $166,393 to the joint venture. Upon formation, the joint venture authorized the issuance of 2,656,449 preferred units (the "LC Preferred Units"). As part of the contribution, the joint venture issued 609,149 units to LC Partners, which were valued at $6,092. If certain vacant spaces are leased by the LC Partners to tenants paying full rent by September 2014, the joint venture will issue the LC Partners up to an additional 2,047,300 LC Preferred Units. The joint venture's contingent obligation to issue the additional LC Preferred Units has been recorded as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The LC Preferred Units will be paid a preferred return of 4.00% per annum starting on fulfillment of the deferred investment property acquisition obligations. The LC Preferred Units are senior as to distributions over the Company's interest in the joint venture. Upon the three, five and seven year anniversaries of issuance, if the Company has listed its shares on a national stock exchange, as defined, the LC Partners have the right to cause the joint venture to redeem a portion of their LC Preferred Units for shares of the Company's common stock on a one-for-one basis. Additionally, upon the ten year anniversary of issuance and thereafter, either joint venture partner has the right to cause the joint venture to redeem the LC Preferred Units for cash, or for shares of the Company common stock on a one-for-one basis. If the LC Partners request that the joint venture redeem the LC Preferred Units for shares of the Company, the joint venture may still elect to settle the redemption in cash. If the joint venture pays the redemption price of the LC Preferred Units in cash, the redemption value will be the greater of i) $10.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption or ii) the Company's share price per share. The LC Preferred Units do not have any maturity date, and are not subject to mandatory redemption. The LC Preferred Units are subject to redemption features outside of the joint venture's control that results in presentation outside of permanent equity and are reported at the maximum redemption amount as redeemable noncontrolling interests in the Company's consolidated financial statements.
On October 3, 2012, the Company entered into a consolidated joint venture with Dayville Unit Investors, LLC (“Dayville Investors”). The joint venture was formed for the purpose of owning, operating and managing a 395,539 square-foot retail shopping center known as Crossing at Killingly Commons located in Dayville, Connecticut. Upon formation of the joint venture, the Dayville Investors contributed the property with a fair market value of $54,608 to the joint venture. Upon formation, the joint venture issued 960,802 preferred units (the “Dayville Preferred Units”) to Dayville Investors, which were valued at $9,608. If certain vacant spaces are leased by the Dayville Investors to tenants paying full rent by January 31, 2015, the joint venture will pay up to $5,584 or issue up to an additional 558,362 Dayville Preferred Units to the Dayville Investors. The joint venture's contingent obligation has been recorded as a liability included in deferred investment property acquisition obligations on the consolidated balance sheet. The Dayville Preferred Units will be paid a preferred return of 3.50% per annum on October 3, 2012 through October 2, 2015. Thereafter, the Dayville Preferred Units will be paid a preferred return of 5.50% per annum. The Dayville Preferred Units are senior as to distributions over the Company's interest in the joint venture. Upon the ten year anniversary of issuance and thereafter, either joint venture partner has the right to cause the joint venture to redeem the Dayville Preferred Units. The Dayville Investors have the right to cause the joint venture to redeem the Dayville Preferred Units for cash or for shares of the Company's common stock on a one-for-one basis. If the Dayville Investors request that the joint venture redeem the Dayville Preferred Units for shares of the Company, the joint venture may still select to settle the redemption in cash. If the joint venture pays the redemption of the Dayville Preferred Units in cash, the redemption value will be the greater of i) $10.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

redemption or ii) the Company's share price per share. The Dayville Preferred Units do not have any maturity date, and are not subject to mandatory redemption. The Dayville Preferred Units are subject to redemption features outside of the joint venture's control that results in presentation outside of permanent equity and are reported at the maximum redemption amount as redeemable noncontrolling interests in the Company's consolidated financial statements.
On December 27, 2012, the Company entered into a consolidated joint venture with Centennial Centre, L.L.C., Eastern - Beltway, Ltd., Centennial Gateway, L.L.C. and Retail Development Partners, LLC (each a “Territory Investor,” and collectively, the “Territory Investors”). The joint venture was formed for the purpose of owning, operating and managing six retail shopping centers (Centennial Center, Centennial Gateway, Eastgate, Eastern Beltway Center, Cannery Corner and Lowe’s Plaza) located in Las Vegas, and Henderson, Nevada, totaling 1,747,335 square-feet collectively the "Territory Portfolio". Upon formation of the joint venture, the Territory Investors contributed the fee simple interests in the properties with a fair market value of $288,738 to the joint venture. Upon formation, the joint venture issued 3,000,000 preferred units (the “Territory Preferred Units”) to the Territory Investors, which were valued at $30,000. If certain vacant spaces are leased by the Territory Investors to tenants paying full rent by December 27, 2015, the joint venture will pay an additional amount up to $7,601. The joint venture's contingent obligation has been recorded as a liability included in deferred investment property acquisition obligations on the consolidated balance sheet. The Territory Preferred Units will be paid a preferred return of 4.00% per annum. The Territory Preferred Units are senior as to distributions over the Company's interest in the joint venture. Upon the five year anniversary of issuance, the Territory Investors have the right to cause the joint venture to redeem the Territory Preferred Units. The Territory Investors have the right to cause the joint venture to redeem the Territory Preferred Units for cash, based on $10.00 per unit plus any distributions, or for shares of the Company's common stock on a one-for-one basis if the Company has listed its shares on a national stock exchange, as defined. If the Territory Investors request that the joint venture redeem the Territory Preferred Units for shares of the Company, the joint venture may still select to settle the redemption in cash. If the joint venture pays the redemption of the Territory Preferred Units in cash, the redemption value will be the Company's share price per share less 50% of the excess of the share price per share and $10.00 per unit. The Territory Preferred Units do not have any maturity date, and are not subject to mandatory redemption however if the Territory Investors do not elect to redeem the Territory Preferred Units by December 27, 2018, the Company may require the joint venture to purchase and redeem any or all the existing Territory Preferred Units through cash settlement. The Territory Preferred Units are subject to redemption features outside of the joint venture's control that results in presentation outside of permanent equity and are be reported at the maximum redemption amount as redeemable noncontrolling interests in the Company's consolidated financial statements.
Below is a table reflecting the activity of the consolidated redeemable noncontrolling interests as of and for the year ended December 31, 2012.

Redeemable Noncontrolling Interests
January 1, 2012	$—
Issuance of redeemable noncontrolling interests	47,115
Net income attributable to redeemable noncontrolling interests	209
Payment of preferred return	(109)
December 31, 2012	$47,215
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
The Company had no uncertain tax positions as of December 31, 2012 and 2011. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2012. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, returns for the calendar years 2008, 2009, 2010 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12) Distributions
The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount equal to $0.001639344, which if paid each day for a 366-day period, would equal to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. During the years ended December 31, 2012, 2011 and 2010, the Company declared cash distributions, totaling $54,687, $25,263 and $8,203, respectively.
(13) Earnings (loss) per Share
Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the common shares plus potential common shares issuable upon exercising options or other contracts. As of December 31, 2012, the Company's only potentially dilutive common share equivalents outstanding were the redeemable noncontrolling interests which could be converted to 4,711,553 common shares at future dates. Such common share equivalents were excluded as they were antidilutive. The Company had no potentially dilutive common share equivalents outstanding as of December 31, 2011.
(14) Commitments and Contingencies
The acquisition of 24 of the Company’s properties included earnout components to the purchase price. The maximum potential earnout payment was $77,592 at December 31, 2012. The table below presents the change in the Company’s earnout liability for years ended December 31, 2012, 2011 and 2010.

	For the years ended December 31,
	2012	2011	2010
Earnout liability – beginning of period	$25,290	$12,904	$—
Increases:
Acquisitions	57,990	24,753	12,849
Amortization expense	2,477	2,141	55
Decreases:
Earnout payments	(16,026)	(14,824)	—
Other:
Adjustments to acquisition related costs	849	316	—
Earnout liability – end of period	$70,580	$25,290	$12,904
The Company has provided a partial guarantee on nine mortgages payable of our subsidiaries. As of December 31, 2012, these guarantees totaled to an aggregate recourse amount of $70,435. See additional information relating to each of these guarantees in note 9.
As of December 31, 2012 our consolidated joint ventures had issued, $47,215 in redeemable noncontrolling interests which will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatory redeemable. The joint venture may issue common stock or pay cash or a mixture of both if they are redeemed. See additional information relating to these redeemable noncontrolling interests in note 10.
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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15) Segment Reporting
The Company has one reportable segment as defined by U.S. GAAP for the years ended December 31, 2012 and 2011. As the Company acquires additional properties in the future, we may add business segments and related disclosures if they become significant.
(16) Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to December 31, 2012 for potential recognition and disclosure in these consolidated financial statements.
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2013 through the close of business on March 31, 2013. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•
In January 2013, total distributions declared for the month of December 2012 were paid in the amount equal to $5,831, of which $2,295 was paid in cash and $3,535 was reinvested through the Company’s DRP, resulting in the issuance of an additional 372,150 shares of common stock.

•
In February 2013, total distributions declared for the month of January 2013 were paid in the amount equal to $5,865, of which $2,315 was paid in cash and $3,550 was reinvested through the Company’s DRP, resulting in the issuance of an additional 373,642 shares of common stock.

•
In March 2013, total distributions declared for the month of February 2013 were paid in the amount equal to $5,311, of which $2,103 was paid in cash and $3,209 was reinvested through the Company’s DRP, resulting in the issuance of an additional 337,757 shares of common stock.

On February 14, 2012, the Company entered into a $14,900 interest rate swap associated with the loan secured by a first mortgage on the Hasbro Office Building located in Providence, Rhode Island. This swap bears interest at a fixed rate equal to thirty-day LIBOR plus 2.15% per annum, and was effective on February 14, 2012 and matures on December 31, 2022. The swap effectively hedges the interest payment under the hedged portion of the loan to a fixed rate equal to 4.25% per annum.
On February 20, 2012, the Company entered into a $14,750 loan secured by a first mortgage on The Corner located in Tucson, Arizona. This loan bears interest at a fixed rate equal to 4.10% per annum, and matures on March 1, 2023.
(17) Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2012 and 2011.

	2012
	December 31	September 30	June 30	March 31
Total income	$45,156	$35,794	$29,179	$24,205
Net income (loss) attributable to common stockholders	$(306)	$1,594	$990	$338
Net income (loss) attributable to common stockholders per common share, basic and diluted (1)	$0.00	$0.02	$0.01	$0.01
Weighted average number of common shares outstanding, basic and diluted (1)	114,436,422	104,419,606	81,159,713	64,164,709
	2011
	December 31	September 30	June 30	March 31
Total income	$22,028	$21,334	$17,145	$11,608
Net income (loss) attributable to common stockholders	$302	$(940)	$(1,487)	$(154)
Net income (loss) attributable to common stockholders per common share, basic and diluted (1)	$0.01	$(0.02)	$(0.04)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted (1)	54,037,413	45,723,031	38,231,644	30,128,389

(1)	Quarterly income per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Retail
Merrimack Village Center	5,445	2,500	5,654	99	2,500	5,753	8,253	621	2007	2009
Merrimack, NH
Pleasant Hill Commons	6,800	5,000	5,200	47	5,000	5,247	10,247	576	2008	2010
Kissimmee, FL
Regal Court	23,900	6,500	31,306	165	6,500	31,471	37,971	3,125	2008	2010
Shreveport, LA
Draper Crossing	—	8,500	11,665	289	8,500	11,954	20,454	1,155	2001	2010
Draper, UT
Tradition Village Center	9,500	4,400	12,702	—	4,400	12,702	17,102	1,160	2006	2010
Port St. Lucie, FL
The Landing At Tradition	31,000	21,090	25,185	147	21,090	25,332	46,422	2,319	2007	2010
Port St. Lucie, FL
Temple Terrace	—	3,500	825	3,436	3,500	4,261	7,761	325	1969	2010
Temple Terrace, FL
Kohl’s at Calvine Pointe	10,500	3,437	9,263	—	3,437	9,263	12,700	922	2007	2010
Elk Grove, CA
Lake City Commons	5,200	1,584	7,570	—	1,584	7,570	9,154	706	2008	2010
Lake City, FL
Publix Shopping Center	6,915	2,065	6,009	—	2,065	6,009	8,074	542	2003	2010
St. Cloud, FL
Kohl’s Bend River Promenade	9,350	5,440	7,765	—	5,440	7,765	13,205	694	2009	2010
Bend, OR
Whispering Ridge	5,000	2,101	6,445	—	2,101	6,445	8,546	532	2008	2010
Omaha, NE
Bell Oaks Shopping Center	6,548	1,800	9,058	—	1,800	9,058	10,858	735	2008	2010
Newburgh, IN
Colonial Square Town Center	18,140	4,900	19,360	283	4,900	19,643	24,543	1,616	2010	2010
Fort Myers, FL
Shops At Village Walk	6,860	1,645	7,840	—	1,645	7,840	9,485	606	2009	2010
Fort Myers, FL
Lima Marketplace	8,383	4,765	12,452	1	4,765	12,454	17,219	921	2008	2010
Fort Wayne, IN
Dollar General - Ariton	390	35	704	—	35	704	739	49	2010	2010
Ariton, AL
Dollar General - Collins	465	142	720	—	142	720	862	51	2010	2010
Collins, GA
Dollar General - Decatur	450	171	676	—	171	676	847	50	2010	2010
Decatur, AL

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Dollar General - Dublin	606	258	876	—	258	876	1,134	65	2010	2010
Dublin, GA
Dollar General - Duncanville	430	78	733	—	78	733	811	54	2010	2010
Duncanville, AL
Dollar General - Excel	455	49	810	—	49	810	859	57	2010	2010
Frisco City, AL
Dollar General - Lagrange	554	197	838	—	197	838	1,035	62	2011	2010
LaGrange, GA
Dollar General - Milledgeville	423	139	650	—	139	650	789	46	2010	2010
Milledgeville, GA
Dollar General - Uriah	391	19	727	—	19	727	746	51	2010	2010
Uriah, AL
Waxahachie Crossing	7,750	1,752	13,190	—	1,752	13,190	14,942	890	2010	2011
Waxahachie, TX
Village at Bay Park	9,183	5,068	8,956	45	5,068	9,002	14,070	617	2005	2011
Ashwaubenon, WI
Northcrest Shopping Center	15,780	3,907	26,974	—	3,907	26,974	30,881	1,740	2008	2011
Charlotte, NC
Prattville Town Center	15,930	2,463	23,553	—	2,463	23,553	26,016	1,521	2007	2011
Prattville, AL
Landstown Commons	50,140	9,751	68,167	219	9,751	68,386	78,137	4,231	2007	2011
Virginia Beach, VA
Silver Springs Pointe	8,800	3,032	12,126	—	3,032	12,126	15,158	783	2001	2011
Oklahoma City, OK
Copps Grocery Store	3,480	892	4,642	—	892	4,642	5,534	288	2000	2011
Neenah, WI
University Town Center	18,690	9,466	47,533	—	9,466	47,533	56,999	1,758	2009/2012	2011/2012
Norman, OK
Pick N Save Grocery Store	4,490	923	5,993	—	923	5,993	6,916	373	2009	2011
Burlington, WI
Walgreens - Lake Mary	5,080	1,743	7,031	—	1,743	7,031	8,774	411	2009	2011
Lake Mary, FL
Walgreens Plaza	4,650	1,031	7,320	—	1,031	7,320	8,351	430	2010	2011
Jacksonville, NC
Walgreens - Heritage Square	4,460	1,224	6,504	—	1,224	6,504	7,728	380	2010	2011
Conyers, GA
Perimeter Woods	33,330	9,010	44,081	—	9,010	44,081	53,091	2,455	2008	2011
Charlotte, NC
Draper Peaks	23,905	11,144	28,566	—	11,144	28,566	39,710	1,602	2007	2011
Draper, UT
Shoppes At Prairie Ridge	13,359	4,556	20,388	32	4,556	20,420	24,976	1,144	2009	2011
Pleasant Prairie, WI
Fairgrounds Crossing	13,453	6,163	14,356	84	6,163	14,440	20,603	809	2011	2011
Hot Springs, AR

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Mullins Crossing	21,738	5,683	30,263	—	5,683	30,263	35,946	1,421	2005	2011
Evans, GA
Fox Point	10,837	3,502	11,581	20	3,502	11,601	15,103	549	2008	2011
Neenah, WI
Harvest Square	6,800	2,317	8,529	113	2,317	8,642	10,959	344	2008	2011
Harvest, AL
Palm Coast Landing	22,550	3,950	31,002	—	3,950	31,002	34,952	1,094	2010	2011
Palm Coast, FL
Dollar General - Sycamore	461	215	577	—	215	577	792	20	2011	2011
Sycamore, AL
Dollar General Market	2,017	793	2,170	—	793	2,170	2,963	82	2011	2012
Port St. Joe, FL
Hamilton Crossing	15,637	2,825	24,287	—	2,825	24,287	27,112	714	2008	2012
Alcoa, TN
Dollar General Store - Buffalo	—	240	977	—	240	977	1,217	29	2011	2012
Buffalo, NY
Shoppes at Branson Hills	30,083	10,798	36,434	—	10,798	36,434	47,232	986	2005	2012
Branson, MO
Shoppes at Hawk Ridge	4,950	2,709	5,416	50	2,709	5,466	8,175	153	2008	2012
Lake St. Louis, MO
Bayonne Crossing	45,000	20,911	48,066	—	20,911	48,066	68,977	1,323	2011	2012
Bayonne, NJ
Eastside Junction	6,270	1,856	8,805	—	1,856	8,805	10,661	212	2008	2012
Athens, GA
Shops at Julington Creek	4,785	2,247	5,578	—	2,247	5,578	7,825	138	2011	2012
Jacksonville, FL
Dollar General Store - Lillian	—	318	575	—	318	575	893	14	2012	2012
Lillian, AL
Dollar General Market - Slocomb	1,417	608	1,898	—	608	1,898	2,506	47	2012	2012
Slocomb, AL
Dollar General Store - Clanton	—	389	656	—	389	656	1,045	15	2012	2012
Clanton, AL
BB&T - Plantation	1,295	610	1,483	—	610	1,483	2,093	33	2001	2012
Plantation, FL
BB&T - Wilmington	1,024	776	1,177	—	776	1,177	1,953	25	1990	2012
Wilmington, NC
KeyBank - Beachwood	1,145	1,146	601	—	1,146	601	1,747	14	1979	2012
Beachwood, OH
KeyBank - Euclid	612	260	912	—	260	912	1,172	20	1965	2012
Euclid, OH
KeyBank - Mentor	921	680	914	—	680	914	1,594	20	1976	2012
Mentor, OH
KeyBank - Pepper Pike	860	957	689	—	957	689	1,646	15	1974	2012
Pepper Pike, OH

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
KeyBank - Shaker Heights	932	736	1,047	—	736	1,047	1,783	23	1957	2012
Shaker Heights, OH
Regions Bank - Acworth	1,043	570	1,068	—	570	1,068	1,638	24	2004	2012
Acworth, GA
Regions Bank - Alpharetta	1,522	698	1,365	—	698	1,365	2,063	31	2003	2012
Alpharetta, GA
Dollar General Store - Marbury	—	231	685	—	231	685	916	15	2012	2012
Marbury, AL
Dollar General Store - Gilbertown	—	123	1,008	—	123	1,008	1,131	21	2012	2012
Gilbertown, AL
South Elgin Commons	—	3,771	18,684	—	3,771	18,684	22,455	397	2011	2012
Elgin, IL
Walgreens - Berlin	4,840	2,000	4,155	—	2,000	4,155	6,155	90	2007	2012
Berlin, CT
Walgreens - Brandford	5,285	2,200	4,500	—	2,200	4,500	6,700	98	2007	2012
Brandford, CT
Walgreens - Brockton	6,421	3,500	4,424	—	3,500	4,424	7,924	97	2007	2012
Brockton, MA
Walgreens - Derry	4,988	1,750	4,363	—	1,750	4,363	6,113	95	2007	2012
Derry, NH
Walgreens - Dover	4,742	1,800	4,043	—	1,800	4,043	5,843	88	2008	2012
Dover, NH
Walgreens - Ledgewood	6,223	2,600	5,352	—	2,600	5,352	7,952	116	2007	2012
Ledgewood, NJ
Walgreens - Melrose	6,026	3,000	4,435	—	3,000	4,435	7,435	92	2007	2012
Melrose, MA
Walgreens - Mount Ephraim	6,223	2,600	5,581	—	2,600	5,581	8,181	115	2007	2012
Mount Ephraim, NJ
Walgreens - Sewell	4,643	2,200	4,918	—	2,200	4,918	7,118	104	2008	2012
Sewell, NJ
Saxon Crossing	11,400	3,455	14,555	—	3,455	14,555	18,010	271	2009	2012
Orange City, FL
Dollar General Store - Enterprise	—	220	768	—	220	768	988	14	2012	2012
Enterprise, AL
Dollar General Store - Odenville	—	197	613	—	197	613	810	11	2012	2012
Odenville, AL
BP - Gordonsville	707	840	322	—	840	322	1,162	5	1997	2012
Gordonsville, VA
BP - Fontaine	1,476	1,043	1,374	—	1,043	1,374	2,417	21	1989	2012
Charlottesville, VA
BP - Monticello	1,030	399	1,285	—	399	1,285	1,684	20	1995	2012
Charlottesville, VA
BP - Seminole	1,695	945	1,833	—	945	1,833	2,778	28	1992	2012
Charlottesville, VA

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Citgo - Gordonsville	3,727	2,250	3,796	—	2,250	3,796	6,046	59	2003	2012
Gordonsville, VA
BJ's at Richie Station	17,820	4,486	24,827	—	4,486	24,827	29,313	364	2010	2012
Capital Heights, MD
Dollar General Market - Candler	—	398	2,497	—	398	2,497	2,895	39	2012	2012
Candler, NC
Shops at Moore	21,300	6,674	28,206	—	6,674	28,206	34,880	432	2010	2012
Moore, OK
Kohl's - Cumming	4,675	2,750	5,478	—	2,750	5,478	8,228	84	2000	2012
Cumming, GA
Dollar General Market - Vienna	1,417	635	1,883	—	635	1,883	2,518	23	2012	2012
Vienna, GA
Centre Point Commons	14,410	2,842	21,938	—	2,842	21,938	24,780	251	2007	2012
Bradenton, FL
Dollar General Store - Borger	589	214	680	—	214	680	894	9	2010	2012
Borger, TX
Dollar General Store - Brookshire	863	347	960	—	347	960	1,307	12	2010	2012
Brookshire, TX
Dollar General Store - Bullard	600	159	747	—	159	747	906	9	2009	2012
Bullard, TX
Dollar General Store - Cisco	531	40	757	—	40	757	797	9	2010	2012
Cisco, TX
Dollar General Store - Glen Rose	903	297	1,087	—	297	1,087	1,384	14	2010	2012
Glen Rose, TX
Dollar General Store - Hamilton	626	147	807	—	147	807	954	10	2010	2012
Hamilton, TX
Dollar General Store - Itasca	543	30	784	—	30	784	814	10	2010	2012
Itasca, TX
Dollar General Store - Joaquin	656	50	935	—	50	935	985	12	2010	2012
Joaquin, TX
Dollar General Store - Llano	804	207	1,019	—	207	1,019	1,226	13	2010	2012
Llano, TX
Dollar General Store - Memphis	461	29	654	—	29	654	683	8	2009	2012
Memphis, TX
Dollar General Store - Mt. Vernon	641	60	919	—	60	919	979	11	2010	2012
Mt. Vernon, TX
Dollar General Store - Pineland	703	108	950	—	108	950	1,058	12	2009	2012
Pineland, TX
Dollar General Store - Rockdale	592	117	784	—	117	784	901	10	2010	2012
Rockdale, TX
Dollar General Store - Sealy	723	348	745	—	348	745	1,093	9	2010	2012
Sealy, TX
Dollar General Store - Van Horn	707	48	1,022	—	48	1,022	1,070	13	2010	2012
Van Horn, TX

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Lake City Commons II	—	511	2,130	—	511	2,130	2,641	26	2011	2012
Lake City, FL
Pathmark - Seaford	13,839	2,440	17,000	—	2,440	17,000	19,440	213	1968	2012
Seaford, NY
Pathmark - Upper Darby	8,835	1,750	11,834	—	1,750	11,834	13,584	147	1978	2012
Upper Darby, PA
Pathmark - Wilmington	4,794	1,348	6,622	—	1,348	6,622	7,970	82	1981	2012
Wilmington, DE
Schnucks - Arsenal	—	1,403	4,722	—	1,403	4,722	6,125	58	1984	2012
St. Louis, MO
Schnucks - Festus	—	1,507	5,584	—	1,507	5,584	7,091	69	1984	2012
Festus, MO
Schnucks - Grand	—	1,536	5,632	—	1,536	5,632	7,168	66	1989	2012
St. Louis, MO
Dollar General Store - Anson	608	109	816	—	109	816	925	8	2009	2012
Anson, TX
Dollar General Store - East Bernard	577	76	799	—	76	799	875	7	2009	2012
East Bernard, TX
City Center	87,000	11,617	136,439	—	11,617	136,439	148,056	1,198	2004	2012
White Plains, NY
Miramar Square	31,625	14,940	34,784	—	14,940	34,784	49,724	325	2008	2012
Miramar, FL
Crossing at Killingly Commons	33,000	15,281	39,212	—	15,281	39,212	54,493	364	2010	2012
Dayville, CT
Wheatland Town Center	15,080	3,684	32,973	—	3,684	32,973	36,657	301	2012	2012
Dallas, TX
Dollar General Store - Hertford	—	193	1,077	—	193	1,077	1,270	9	2012	2012
Hertford, NC
Dollar General Market - Resaca	1,635	634	2,203	—	634	2,203	2,837	21	2012	2012
Resaca, GA
Landings at Ocean Isle Beach	—	2,587	5,497	—	2,587	5,497	8,084	35	2009	2012
Ocean Isle Beach, NC
The Corner	—	3,521	20,429	—	3,521	20,429	23,950	121	2010	2012
Tucson, AZ
Dollar General Store - Remlap	—	124	682	—	124	682	806	4	2012	2012
Remlap, AZ
Dollar General Market - Canton	—	629	2,329	—	629	2,329	2,958	7	2012	2012
Canton, MS
Cannery Corner	—	3,322	10,557	—	3,322	10,557	13,879	—	2008	2012
North Las Vegas, NV
Centennial Center	70,455	9,824	111,444	—	9,824	111,444	121,268	—	1999	2012
Las Vegas, NV
Centennial Gateway	29,978	6,758	39,834	—	6,758	39,834	46,592	—	2005	2012
Las Vegas, NV

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Eastern Beltway	34,100	5,467	52,095	—	5,467	52,095	57,562	—	1998	2012
Las Vegas, NV
Eastgate	14,407	3,794	19,775	—	3,794	19,775	23,569	—	1998	2012
Henderson, NV
Lowe's Plaza	—	1,805	3,103	—	1,805	3,103	4,908	—	2007	2012
Las Vegas, NV
Office
Siemens’ Building	10,250	4,426	9,880	405	4,426	10,285	14,711	879	2009	2010
Buffalo Grove, IL
Time Warner Cable Division HQ	9,100	682	15,408	—	682	15,408	16,090	1,130	2000	2010
East Syracuse, NY
Elementis Worldwide Global HQ	9,625	1,089	12,327	—	1,089	12,327	13,416	256	2012	2012
East Windsor, NJ
Hasbro Office Building	14,900	3,400	21,635	—	3,400	21,635	25,035	—	1985	2012
Providence, RI
Multi-Family
The Crossings At Hillcroft	11,370	1,240	17,362	—	1,240	17,362	18,602	1,375	2007	2010
Houston, TX
One Webster	12,925	3,462	19,243	—	3,462	19,243	22,705	394	2011	2012
Chelsea, MA
Industrial
Siemens Gas Turbine Service Division	9,790	2,786	13,837	—	2,786	13,837	16,623	249	2012	2012
Deer Park, TX
FedEx Distribution Centers	21,615	5,820	30,518	—	5,820	30,518	36,338	570	2009	2012
Houston, TX
TOTAL (G):	$1,156,582	$391,109	$1,642,638	$5,435	$391,109	$1,648,075	$2,039,184	$54,843

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)
Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including estimated earnouts and other amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2012 for federal income tax purposes was approximately $2,181,151 (unaudited).

(C)	Does not include construction in progress.

(D)	Reconciliation of real estate owned:

	Year ended December 31,
	2012	2011
Balance at beginning of period	$802,646	$314,344
Acquisitions	1,235,302	484,101
Improvements	1,234	4,201
Balance at close of period	$2,039,182	$802,646

(E)	Reconciliation of accumulated depreciation:

	Year ended December 31,
	2012	2011
Balance at beginning of period	$20,044	$3,329
Depreciation expense	34,799	16,715
Balance at close of period	$54,843	$20,044

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15 – 30 years
Tenant improvements	Shorter of life of asset or term of the lease

(G)	Amounts in this table may not tie to the total due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of December 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2012, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2013, and is incorporated by reference into this Item 10.
We have adopted a code of ethics, which is available on our website free of charge at http://www.inlanddiversified.com. We will provide the code of ethics free of charge upon request to our customer relations group.
Item 11. Executive Compensation
The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2013, and is incorporated by reference into this Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2013 and is incorporated by reference into this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2013 and is incorporated by reference into this Item 13.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2013, and is incorporated by reference into this Item 14.
Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:

(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:
Financial statement schedule for the year ended December 31, 2012 is submitted herewith.
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
INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus
BY:	Barry L. Lazarus
President and principal executive officer
Date:	March 13, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Robert D. Parks	Director and chairman of the board	March 13, 2013
Name:	Robert D. Parks

By:	/s/ Barry L. Lazarus	Director and president (principal executive officer)	March 13, 2013
Name:	Barry L. Lazarus

By:	/s/ Steven T. Hippel	Treasurer and chief financial officer (principal financial officer)	March 13, 2013
Name:	Steven T. Hippel

By:	/s/ Brenda G. Gujral	Director	March 13, 2013
Name:	Brenda G. Gujral

By:	/s/ Lee A. Daniels	Director	March 13, 2013
Name:	Lee A. Daniels

By:	/s/ Heidi N. Lawton	Director	March 13, 2013
Name:	Heidi N. Lawton

By:	/s/ Gerald W. Grupe	Director	March 13, 2013
Name:	Gerald W. Grupe

By:	/s/ Charles H. Wurtzebach	Director	March 13, 2013
Name:	Charles H. Wurtzebach

Exhibit Index

Exhibit No.	Description

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
10.16
First Amended and Restated Credit Agreement, dated as of November 1, 2012, among Inland Diversified Real Estate Trust, Inc., as borrower, and KeyBank National Association, as administrative agent, KeyBanc Capital Markets, as sole lead arranger, RBS Citizens, N.A. d/b/a Charter One, as syndication agent, PNC Bank, National Association, as documentation agent and the several banks, financial institutions and other entities that may from time to time become parties thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2012)

10.17
Form of Note, dated November 1, 2012, by Inland Diversified Real Estate Trust, Inc. for the benefit lenders under the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2012)

10.18
Subsidiary Guaranty, dated as of November 1, 2012, by the parties identified on the signature pages thereto to and for the benefit of KeyBank National Association for itself and as administrative agent for the lenders under the Credit Agreement and to and for the benefit of the counterparties to certain related swap obligations (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2012)

10.19
Agreement of Purchase and Sale of Shopping Center, dated as of November 18, 2010, by and between Mountain Ventures Virginia Beach, L.L.C. and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of January 18, 2011, the Second Amendment, dated as of January 28, 2011, the Third Amendment, dated as of February 3, 2011, the Fourth Amendment, dated as of February 10, 2011, the Fifth Amendment, dated as of February 17, 2011, the Sixth Amendment, dated as of March 10, 2011 and the Seventh Amendment, dated as of March 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.20
Assignment, dated as of March 25, 2011, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Virginia Beach Landstown, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.21
Assignment of Leases, dated as of March 25, 2011, by Mountain Ventures Virginia Beach, L.L.C. for the benefit of Inland Diversified Virginia Beach Landstown, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.22
Post Closing Agreement, dated as of March 25, 2011, by and between Mountain Ventures Virginia Beach, L.L.C. and Inland Diversified Virginia Beach Landstown, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.23
Term Loan Agreement, dated as of March 25, 2011, by and between Inland Diversified Virginia Beach Landstown, L.L.C., as borrower, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.24
Promissory Note, dated as of March 25, 2011, by Inland Diversified Virginia Beach Landstown, L.L.C. for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.25
Guaranty Agreement, dated as of March 25, 2011, by Inland Diversified Real Estate Trust, Inc. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.26
Environmental Indemnification and Release Agreement, dated as of March 25, 2011, by and between Inland Diversified Virginia Beach Landstown, L.L.C. and Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

Exhibit No.	Description
10.27
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
10.38
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

10.39
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

10.42
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

10.43
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

Exhibit No.	Description
10.49
Indemnification Agreement, dated as of June 1, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of Jackson National Life Insurance Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.50
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

10.51
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

10.54
Guaranty, dated as of June 17, 2011, by and between Draper Peaks, L.L.C. and Inland Diversified Draper Peaks, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2011)

10.55
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

Exhibit No.	Description
10.60
Post Closing and Indemnity Agreement, dated as of August 18, 2011, by and among Inland Diversified Evans Mullins, L.L.C. and Inland Diversified Evans Mullins Outlots, L.L.C. and Mullins Crossing, LLC and Mullins Crossing Out Parcels, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.61
Assumption Agreement, dated as of August 18, 2011, by and among U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., in its capacity as Trustee, Successor to Wells Fargo Bank, N.A., in its capacity as Trustee, for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates Series 2006 GG8, as Noteholder, Mullins Crossing, LLC, as Borrower, Inland Diversified Evans Mullins, L.L.C., as Assumptor, and Inland Diversified Real Estate Trust, Inc., as New Guarantor (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.62
Limited Payment Guaranty, dated as of August 18, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., in its capacity as Trustee, Successor to Wells Fargo Bank, N.A., in its capacity as Trustee, for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates Series 2006 GG8, its Successors and Assigns (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.63
Guaranty of Recourse Obligations, dated as of August 18, 2011, by Inland Diversified Real Estate Trust, Inc. in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., in its capacity as Trustee, Successor to Wells Fargo Bank, N.A., in its capacity as Trustee, for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates Series 2006 GG8 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.64
Environmental and Hazardous Substance Indemnification Agreement, dated as of August 18, 2011, by and between Inland Diversified Evans Mullins, L.L.C. and Inland Diversified Real Estate Trust, Inc., collectively, the Indemnitor, to and for the benefit of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., in its capacity as Trustee, Successor to Wells Fargo Bank, N.A., in its capacity as Trustee, for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates Series 2006 GG8 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 24, 2011)

10.65
First Modification of Note, Loan Agreement and Other Loan Documents, dated as of March 13, 2012, by and among Inland Diversified Virginia Beach Landstown, L.L.C., as borrower, Bank of America, N.A., as lender, and Inland Diversified Real Estate Trust, Inc. as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 19, 2012)

10.66
Limited Liability Company Operating Agreement of Inland Diversified White Plains City Center Member, L.L.C., made as of September 28, 2012, by and between Inland Diversified White Plains City Center Member II, L.L.C., LC White Plains Retail, LLC and LC White Plains Recreation, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2012)

10.67
Agreement of Contribution, dated as of September 28, 2012, by and between LC White Plains Retail, LLC, LC White Plains Recreation, LLC and Inland Diversified White Plains City Center Member II, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2012)

10.68
Mortgage, dated as of September 28, 2012, by Inland Diversified White Plains City Center, L.L.C. to and in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2012)

Exhibit No.	Description
10.69
Environmental Indemnification and Release Agreement, dated as of September 28, 2012, by and between Inland Diversified White Plains City Center, L.L.C., Inland Diversified Real Estate Trust, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2012)

10.70
Limited Guaranty Agreement, dated as of September 28, 2012, by Inland Diversified Real Estate Trust, Inc. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2012)

10.71
Term Loan Agreement, dated as of September 28, 2012, by and between Inland Diversified White Plains City Center, L.L.C., as borrower and Bank of America, N.A. as lender (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2012)

10.72
Promissory Note, dated as of September 28, 2012, by Inland Diversified White Plains City Center, L.L.C. for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2012)

10.73
Limited Liability Company Operating Agreement of Inland Diversified Dayville Killingly Member, L.L.C., made as of October 3, 2012, by and between Inland Diversified Dayville Killingly Member II, L.L.C. and Dayville Unit Investors, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 10, 2012)

10.74
Agreement of Contribution, dated as of October 3, 2012, by and between Dayville Unit Investors, LLC and Inland Diversified Dayville Killingly Member II, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 10, 2012)

10.75
Third Amended and Restated Mortgage Note, dated as of October 3, 2012, by Dayville Property Development LLC to and in favor of The Huntington National Bank (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 10, 2012)

10.76
Environmental Indemnity Agreement, dated as of October 3, 2012, by Dayville Property Development LLC and Inland Diversified Real Estate Trust, Inc. to The Huntington National Bank (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 10, 2012)

10.77
Twelfth Loan Modification and Extension Agreement and Release of Guaranty and Indemnity, made as of October 3, 2012, by and between Dayville Property Development LLC, BVS Acquisition Co., LLC, Inland Diversified Real Estate Trust, Inc. and The Huntington National Bank (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 10, 2012)

10.78
Guaranty and Suretyship Agreement, made as of October 3, 2012, by and between Inland Diversified Real Estate Trust, Inc. and The Huntington National Bank (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 10, 2012)

10.79
Assignment and Assumption of Limited Liability Company Membership Interests, entered into effective as of October 3, 2012, by and between Dayville Unit Investors LLC and Inland Diversified Dayville Killingly Member II, L.L.C. and Inland Diversified Dayville Killingly Member, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 10, 2012)

Exhibit No.	Description
10.80
Agreement of Purchase and Sale and Contribution Agreement, made as of October 17, 2012, between Inland Real Estate Acquisitions, Inc. and Centennial Centre, L.L.C., Centennial Holdings, L.L.C., Eastern - Beltway, Ltd., Craig Losee Corner, LLC, Retail Development Partners, LLC and Virgin Territory LLC, as amended by the First Amendment, executed as of December 20, 2012 and the Second Amendment, executed as of December 27, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.81
Agreement of Purchase and Sale and Contribution Agreement, made as of October 17, 2012, between Centennial Gateway, L.L.C. and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, executed as of December 20, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.82
Assignment and Assumption of Agreement for Purchase and Sale, dated as of December 27, 2012, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Las Vegas Centennial Centre, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.83
Assignment and Assumption of Agreement for Purchase and Sale, dated as of December 27, 2012, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Las Vegas Centennial Gateway, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.84
Assignment and Assumption of Agreement for Purchase and Sale, dated as of December 27, 2012, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Henderson Eastgate, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.85
Assignment and Assumption of Agreement for Purchase and Sale, dated as of December 27, 2012, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Las Vegas Eastern Beltway, L.L.C. (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.86
Assignment and Assumption of Agreement for Purchase and Sale, dated as of December 27, 2012, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Las Vegas Craig, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.87
Assignment and Assumption of Agreement for Purchase and Sale, dated as of December 27, 2012, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified North Las Vegas Losee, L.L.C. (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.88
Limited Liability Company Agreement of Inland Territory, L.L.C., made as of December 27, 2012, by and between Inland Territory Member, L.L.C., Centennial Centre, L.L.C., Eastern - Beltway, Ltd., Centennial Gateway, L.L.C., and Retail Development Partners, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.89
Loan Agreement, dated as of December 27, 2012, between Inland Diversified Las Vegas Centennial Centre, L.L.C. and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.90
Promissory Note, dated as of December 27, 2012, by Inland Diversified Las Vegas Centennial Centre, L.L.C. for the benefit of Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

Exhibit No.	Description
10.91
Environmental Indemnity Agreement (Unsecured), made jointly and severally as of December 27, 2012, by and between Inland Diversified Las Vegas Centennial Centre, L.L.C. and Inland Diversified Real Estate Trust, Inc. in favor of Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.92
Guaranty of Recourse Obligations (Unsecured), made as of December 27, 2012, by Inland Diversified Real Estate Trust, Inc. for the benefit of Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.93
Post-Closing Agreement, dated as of December 27, 2012, by Inland Diversified Las Vegas Centennial Centre, L.L.C. to Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.94
Loan Agreement, dated as of December 27, 2012, between Inland Diversified Las Vegas Eastern Beltway, L.L.C. and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.95
Promissory Note, dated as of December 27, 2012, by Inland Diversified Las Vegas Eastern Beltway, L.L.C. for the benefit of Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.96
Environmental Indemnity Agreement (Unsecured), made jointly and severally as of December 27, 2012, by and between Inland Diversified Las Vegas Eastern Beltway, L.L.C. and Inland Diversified Real Estate Trust, Inc. in favor of Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.97
Guaranty of Recourse Obligations (Unsecured), made as of December 27, 2012, by Inland Diversified Real Estate Trust, Inc. for the benefit of Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.18 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.98
Loan Agreement, dated as of December 27, 2012, by and among Inland Diversified Las Vegas Centennial Gateway, L.L.C., Inland Diversified Henderson Eastgate, L.L.C. and The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.19 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.99
Promissory Note, dated as of December 27, 2012, by Inland Diversified Las Vegas Centennial Gateway, L.L.C., Inland Diversified Henderson Eastgate, L.L.C. for the benefit of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.20 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.100
Contribution Agreement, entered into as of December 27, 2012, by and among Inland Diversified Las Vegas Centennial Gateway, L.L.C., Inland Diversified Henderson Eastgate, L.L.C. and The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.21 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.101
Guaranty of Recourse Obligations, dated as of December 27, 2012, by Inland Diversified Real Estate Trust, Inc. as guarantor, in favor of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.22 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

Exhibit No.	Description
10.102
Post Closing Obligations Letter, dated as of December 27, 2012, from Inland Diversified Las Vegas Centennial Gateway, L.L.C. and Inland Diversified Henderson Eastgate, L.L.C. to The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.23 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.103
Agreement, dated as of January 4, 2013, between Inland Diversified Las Vegas Centennial Centre, L.L.C. and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on January 9, 2013)

10.104
Agreement, dated as of January 4, 2013, between Inland Diversified Las Vegas Eastern Beltway, L.L.C. and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on January 9, 2013)

14.1	Code of Ethics *

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1
First Amendment to the Amended and Restated Share Repurchase Program of Inland Diversified Real Estate Trust, Inc., effective November 1, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 13, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (1)

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