Form 10-Q
period 2013-03-31
Inland Diversified Real Estate Trust, Inc.
filed 2013-05-10
CIK 1438897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-53945

Inland Diversified Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of May 1, 2013, there were 116,277,089 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Item 1. Financial Statements
INLAND DIVERSIFIED REAL ESTATE TRUST, INC
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
Assets	(unaudited)
Investment properties:
Land	$391,378	$391,109
Building and improvements	1,649,621	1,648,073
Construction in progress	3,147	2,637
Total	2,044,146	2,041,819
Less accumulated depreciation	(69,870)	(54,843)
Net investment properties	1,974,276	1,986,976
Cash and cash equivalents	50,886	36,299
Restricted cash and escrows (note 2)	7,715	6,173
Investment in marketable securities (note 6)	43,072	40,941
Investment in unconsolidated entities (notes 5 and 8)	404	249
Accounts and rents receivable (net of allowance of $1,658 and $1,159, respectively)	18,352	13,365
Acquired lease intangibles, net (note 2)	275,485	284,512
Deferred costs, net	9,880	10,095
Other assets	14,871	14,913
Total assets	$2,394,941	$2,393,523
Liabilities and Equity
Mortgages, credit facility and securities margin payable (note 9)	$1,259,733	$1,249,422
Accounts payable and accrued expenses	8,857	7,068
Distributions payable	5,894	5,831
Accrued real estate taxes payable	6,136	4,903
Deferred investment property acquisition obligations (note 15)	67,730	70,580
Other liabilities	18,811	21,527
Acquired below market lease intangibles, net (note 2)	49,285	50,462
Due to related parties (note 8)	2,756	2,532
Total liabilities	1,419,202	1,412,325

Commitments and contingencies

Redeemable noncontrolling interests (note 10)	47,299	47,215

Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 2,460,000,000 shares authorized, 115,619,678 and 114,727,439 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	116	115
Additional paid in capital, net of offering costs of $118,182 as of March 31, 2013 and December 31, 2012	1,032,741	1,024,289
Accumulated distributions and net loss	(107,004)	(90,138)
Accumulated other comprehensive income (loss) (note 11)	2,587	(283)
Total equity	928,440	933,983
Total liabilities and equity	$2,394,941	$2,393,523

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Other Comprehensive Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2013	2012
Income:
Rental income	$43,659	$19,563
Tenant recovery income	9,485	3,963
Other property income	3,343	679
Total income	56,487	24,205
Expenses:
General and administrative expenses	1,957	967
Acquisition related costs	30	435
Property operating expenses	9,212	4,181
Real estate taxes	5,656	2,723
Depreciation and amortization	23,353	9,373
Business management fee-related party (note 8)	3,500	—
Total expenses	43,708	17,679
Operating income	12,779	6,526
Interest, dividend and other income	819	387
Realized gain on sale of marketable securities	26	—
Interest expense	(13,073)	(6,574)
Equity in income of unconsolidated entities	155	9
Net income	706	348
Less: net income attributable to noncontrolling interests	—	(10)
Less: net income attributable to redeemable noncontrolling interests	(501)	—
Net income attributable to common stockholders	$205	$338
Net income attributable to common stockholders per common share, basic and diluted (note 14)	$0.00	$0.01
Weighted average number of common shares outstanding, basic and diluted	115,380,042	64,164,709
Comprehensive income:
Net income	$706	$348
Other comprehensive income:
Unrealized gain on marketable securities	2,705	947
Unrealized gain on derivatives	165	13
Comprehensive income	3,576	1,308
Less: comprehensive income attributable to noncontrolling interests	—	(10)
Less: comprehensive income attributable to redeemable noncontrolling interests	(501)	—
Comprehensive income attributable to common stockholders	$3,075	$1,298

See accompanying notes to consolidated financial statements.

Inland Diversified Real Estate Trust, Inc.
Consolidated Statement of Equity
For the three months ended March 31, 2013
(Dollars in thousands)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital, Net of Offering Costs	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013	114,727,439	$115	$1,024,289	$(90,138)	$(283)	$933,983
Distributions declared	—	—	—	(17,071)	—	(17,071)
Proceeds from distribution reinvestment plan	1,083,645	1	10,293	—	—	10,294
Shares repurchased	(191,406)	—	(1,841)	—	—	(1,841)
Unrealized gain on marketable securities	—	—	—	—	2,705	2,705
Unrealized gain on derivatives	—	—	—	—	165	165
Net income (excluding income attributable to redeemable noncontrolling interests of $501)	—	—	—	205	—	205
Balance at March 31, 2013	115,619,678	$116	$1,032,741	$(107,004)	$2,587	$928,440

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operations:
Net income	$706	$348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,353	9,373
Amortization of debt premium and financing costs	333	310
Amortization of acquired above market leases	2,097	976
Amortization of acquired below market leases	(1,177)	(295)
Straight-line rental income	(1,728)	(545)
Equity in income of unconsolidated entities	(155)	(9)
Discount on shares issued to affiliates	—	63
Payment of leasing fees	(98)	(30)
Realized gain on sale of marketable securities	(26)	—
Changes in assets and liabilities:
Restricted escrows	(65)	(41)
Accounts and rents receivable, net	(3,259)	122
Other assets	42	(448)
Accounts payable and accrued expenses	1,525	255
Accrued real estate taxes payable	1,233	834
Other liabilities	(2,741)	(261)
Due to related parties	224	(91)
Net cash flows provided by operating activities	20,264	10,561

Cash flows from investing activities:
Purchase of investment properties	(5,378)	(151,593)
Capital expenditures and tenant improvements	(725)	(207)
Purchase of marketable securities	(125)	(12,711)
Sale of marketable securities	725	—
Restricted escrows	(1,477)	(1,758)
Net cash flows used in investing activities	(6,980)	(166,269)

Cash flows from financing activities:
Proceeds from offering	—	125,612
Proceeds from the distribution reinvestment plan	10,294	5,448
Shares repurchased	(1,841)	(1,660)
Payment of offering costs	—	(12,776)
Proceeds from mortgages payable	14,750	73,731
Principal payments on mortgages payable	(3,173)	(286)
Proceeds from securities margin debt	149	12,728
Principal payments on securities margin debt	(1,342)	(263)
(Payment) refund of loan fees and deposits	(109)	177
Distributions paid	(17,008)	(8,990)
Distributions paid to noncontrolling interests	—	(630)
Payment of preferred return to redeemable noncontrolling interests	(417)	—
Net cash flows provided by financing activities	1,303	193,091

Net increase in cash and cash equivalents	14,587	37,383
Cash and cash equivalents, at beginning of period	36,299	60,254
Cash and cash equivalents, at end of period	$50,886	$97,637

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(continued)
(unaudited)

	Three months ended March 31,
	2013	2012
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$269	$35,725
Building and improvements	1,069	107,761
Acquired in-place lease intangibles	178	19,302
Acquired above market lease intangibles	—	3,539
Acquired below market lease intangibles	—	(6,552)
Tenant improvement payable	—	(5)
Deferred investment property acquisition obligations	—	(8,652)
Payments related to deferred investment property acquisition obligations	3,865	1,204
Other liabilities	(3)	(697)
Accounts and rents receivable	—	54
Other assets	—	32
Accrued real estate taxes payable	—	(118)
Purchase of investment properties	$5,378	$151,593
Cash paid for interest	$12,366	$6,091
Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$5,894	$3,494

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2012, which are included in the Company’s 2012 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.
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
At March 31, 2013, the Company owned 134 retail properties, four office properties and two industrial properties collectively totaling 12.4 million square feet and two multi-family properties totaling 444 units. As of March 31, 2013, the portfolio had a weighted average physical occupancy and economic occupancy of 95.3% and 97.4%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time that we acquired certain properties, the purchase agreement contained an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it owns the entire property. The Company is not obligated to settle this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement (note 15).
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
March 31, 2013 (unaudited)
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
Each property is owned by a separate legal entity which maintains its own books and financial records and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except for certain properties which have cross-collateralized first mortgages as previously disclosed.
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
Restricted Cash and Escrows
The Company had restricted escrows of $7,715 and $6,173 as of March 31, 2013 and December 31, 2012, respectively, and consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts (note 15).
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
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

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
Depreciation expense was $15,027 and $5,949 for the three months ended March 31, 2013 and 2012, respectively.
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

Acquisition of Investment Properties
Upon acquisition, the Company determines the total purchase price of each property (note 3), which includes the estimated contingent consideration to be paid or received in future periods (note 15). The Company allocates the total purchase price of properties and businesses based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources.
Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from one to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments using estimated fair value at the date of acquisition using Level 3 inputs including lease-up periods ranging from one to three years, market rents ranging from $9.60 to $45.00, probability of occupancy ranging from 75% to 100% based on leasing activity and discount rates, generally 10%. The Company has recorded these earnout amounts as additional purchase price of the related properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and other comprehensive income. The Company records changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive income.
The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $2,097 and $976 was recorded as a reduction to rental income for the three months ended March 31, 2013 and 2012, respectively. Amortization pertaining to the below market lease value of $1,177 and $295 was recorded as an increase to rental income for the three months ended March 31, 2013 and 2012, respectively.
The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $7,108 and $2,999 for the three months ended March 31, 2013 and 2012, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of March 31, 2013, no amount has been allocated to customer relationship value.
The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Intangible assets:
Acquired in-place lease value	$269,107	$269,615
Acquired above market lease value	48,964	49,581
Accumulated amortization	(42,586)	(34,684)
Acquired lease intangibles, net	$275,485	$284,512
Intangible liabilities:
Acquired below market lease value	$52,729	$53,241
Accumulated amortization	(3,444)	(2,779)
Acquired below market lease intangibles, net	$49,285	$50,462
As of March 31, 2013, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 13, 11 and 23 years, respectively.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2013 for each of the five succeeding years and thereafter is as follows:

	In-place leases	Above market leases	Below market leases
2013 (remainder of year)	$19,121	$4,291	$2,141
2014	25,341	5,008	2,827
2015	25,028	4,696	2,728
2016	24,506	4,359	2,615
2017	23,559	4,071	2,572
Thereafter	117,847	17,658	36,402
Total	$235,402	$40,083	$49,285
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
During the three months ended March 31, 2013 and 2012, the Company incurred no impairment charges.
Impairment of Marketable Securities
The Company assesses the investments in marketable securities for impairment. A decline in the market value of any available-for-sale or held-to-maturity security below cost, that is deemed to be other-than-temporary will result in an impairment to reduce the carrying amount to fair value using Level 1 and 2 inputs (note 6). The impairment will be charged to earnings and a new cost basis for the security will be established. To determine whether impairment is other-than-temporary, the Company considers whether they have the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The Company considers the following factors in evaluating our securities for impairments that are other than temporary:

•	declines in the REIT and overall stock market relative to our security positions;

•	the estimated net asset value (“NAV”) of the companies it invests in relative to their current market prices;

•
future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and duration of the decline in the value of the securities

During the three months ended March 31, 2013 and 2012, the Company incurred no other-than-temporary impairment charges.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

Redeemable Noncontrolling Interests
Certain of the Company's consolidated joint ventures have issued units to noncontrolling interest holders that are redeemable at the noncontrolling interest holder's option for cash or into the Company's common shares at the Company's option. If the noncontrolling interest holder seeks redemption of its units for the Company's shares, the joint ventures may redeem the units through issuance of common shares by the Company on a one-for-one basis or through cash settlement at the redemption price. The redemption is at the option of the holder after passage of time or upon the occurrence of an event that is not solely within the control of the joint ventures. Because redemption of the noncontrolling interests is outside of the applicable joint venture's control, the interests are presented on the consolidated balance sheets outside of permanent equity as redeemable noncontrolling interests. None of the noncontrolling interests are currently redeemable, but it is probable that the noncontrolling interests will become redeemable. Based on such probability, the Company measures and records the noncontrolling interests at their maximum redemption amount at each balance sheet date. Any adjustments to the carrying amount of the redeemable noncontrolling interests for changes in the maximum redemption amount are recorded to additional paid in capital in the period of the change (see note 10).
At issuance, the fair value of the redeemable noncontrolling interests were estimated by applying the income approach, which included significant inputs that are not observable (Level 3), including discount rates and redemption values.
REIT Status
The Company has qualified and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2009. Because the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income (subject to certain adjustments) to its stockholders. The Company will monitor the business and transactions that may potentially impact our REIT status. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
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
(3) Acquisition in 2013
On March 22, 2013, the Company acquired a fee simple interest in a 12,480 square feet retail property known as Dollar General Store located in Samson, Alabama. The Company purchased this property from an unaffiliated third party for $1,516.
The following table presents certain additional information regarding the Company’s acquisition during the three months ended March 31, 2013. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles
Dollar General Store	$269	$1,069	$178
For the property acquired during the three months ended March 31, 2013, the Company recorded revenue of $4 and property net income of $4 not including expensed acquisition related costs.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

(4) Operating Leases
Minimum lease payments to be received under operating leases including ground leases, and excluding multi-family units (lease terms of twelve-months or less) as of March 31, 2013 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2013 (remainder of year)	$121,943
2014	156,035
2015	151,166
2016	145,464
2017	134,904
Thereafter	1,207,882
Total	$1,917,394
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
(5) Unconsolidated Entities
The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is owned in equal proportions by the Company and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc. and Inland Real Estate Income Trust, Inc. and a third party, Retail Properties of America, Inc. and is serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services Inc. The Insurance Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $100 of property insurance and $100 of general liability insurance. The Company entered into the Insurance Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program. This entity is considered to be a variable interest entity (VIE) as defined in U.S. GAAP and the Company is not considered to be the primary beneficiary. Therefore, this investment is accounted for utilizing the equity method of accounting. The Company's risk of loss is limited to its investment and is not required to fund additional capital to the entity.

		Ownership % at		Investment at
Joint Venture	Description	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Oak Property & Casualty LLC	Insurance Captive	20%	25%	$403	$248
The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $155 and $9 for the three months ended March 31, 2013 and 2012, respectively.
On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

(6) Investment in Marketable Securities
Investment in marketable securities of $43,072 and $40,941 at March 31, 2013 and December 31, 2012, respectively, consists of primarily preferred and common stock and corporate bond investments in other publicly traded REITs which are classified as available-for-sale securities and recorded at fair value. The cost basis of the Company's investment in marketable securities was $37,368 and $37,943 at March 31, 2013 and December 31, 2012, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has recorded a net unrealized gain of $5,704 and $2,999 on the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively. The Company had net unrealized gains of $2,705 and $947 for the three months ended March 31, 2013 and 2012, respectively which have been recorded as other comprehensive income in the accompanying consolidated statements of operations and other comprehensive income.
Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis or first-in, first-out basis. For the three months ended March 31, 2013, the Company had realized gains of $26, which has been recorded as realized gain on sale of marketable securities in the accompanying consolidated statements of operations and other comprehensive income.
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
(7) Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accounts payable and accrued expenses, accrued real estate taxes payable and due to related parties approximates their fair values at March 31, 2013 and December 31, 2012 due to the short maturity of these instruments.
All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2 – “Fair Value Measurements.”
The following table presents the Company’s assets and liabilities, measured at fair value on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
March 31, 2013
Asset - investment in marketable securities	$33,294	$9,778	$—	$43,072
Liability - interest rate swap	$—	$7,701	$—	$7,701
December 31, 2012
Asset - investment in marketable securities	$31,231	$9,710	$—	$40,941
Liability - interest rate swap	$—	$8,078	$—	$8,078
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
The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $1,169,554 and $1,158,051 at March 31, 2013 and December 31, 2012, respectively, and its

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

estimated fair value was $1,198,981 and $1,189,621 as of March 31, 2013 and December 31, 2012, respectively. The Company’s carrying amount of variable rate borrowings on the credit facility and securities margin payable approximates their fair values at March 31, 2013 and December 31, 2012.
(8) Transactions with Related Parties
The Company has an investment in an insurance captive entity with other REITs sponsored by our Sponsor. The entity is included in the Company’s disclosure of Unconsolidated Entities (note 5) and is included in investment in unconsolidated entities on the accompanying consolidated balance sheets.
As of March 31, 2013 and December 31, 2012, the Company owed a total of $2,756 and $2,532, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates and accrued business management fees, which the Company intends to repay.
At March 31, 2013 and December 31, 2012, the Company held $757 and $629, respectively, in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.
The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1 at March 31, 2013 and December 31, 2012, which are accounted for under the cost method and included in investment in unconsolidated entities on the accompanying consolidated balance sheets.
The following table summarizes the Company’s related party transactions for for the three months ended March 31, 2013 and 2012.

		For the three months ended March 31,		Unpaid amounts as of
		2013	2012	March 31, 2013	December 31, 2012
General and administrative:
General and administrative reimbursement	(a)	$409	$264	$383	$335
Loan servicing	(b)	74	35	—	—
Discount on shares issued to affiliates	(c)	—	63	—	—
Investment advisor fee	(d)	80	53	27	26
Total general and administrative to related parties		$563	$415	$410	$361
Offering costs	(e)(f)	$—	$12,131	$—	$123
Acquisition related costs	(g)	54	406	122	348
Real estate management fees	(h)	2,205	1,061	—	—
Business management fee	(i)	3,500	—	1,500	975
Loan placement fees	(j)	67	152	—	—
Sponsor noninterest bearing advances	(k)	—	—	724	724

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

(c)
The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 63,139 shares to related parties for the three months ended March 31, 2012.

(d)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(e)
A related party of the Business Manager received selling commissions equal to 7.5% of the sale price for each share sold and a marketing contribution equal to 2.5% of the gross offering proceeds from shares sold, the majority of which were reallowed (paid) to third party soliciting dealers. The Company also reimbursed a related party of the Business Manager and the soliciting

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. In addition, our Sponsor, its affiliates and third parties were reimbursed for any issuer costs that they paid on our behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed (paid) as a marketing contribution, in an amount that did not exceed 1.5% of the gross offering proceeds. The Company did not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Such costs were offset against the stockholders’ equity accounts.

(f)
The majority of the offering costs were reallowed (paid) to third party soliciting dealers. Pursuant to the terms of the "best efforts" offering, issuer costs were not permitted to exceed 1.5% of the gross offering proceeds over the life of the "best efforts" offering. These costs did not exceed these limitations upon completion of the "best efforts" offering.

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

(5)
Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred, without interest, to be paid at a later point in time. This obligation to pay the deferred fee terminates if the Company acquires the Business Manager. For the three months ended March 31, 2013, the Business Manager was entitled to a business management fee in the amount equal to $3,664 of which $164 was permanently waived.

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

(k)
As of March 31, 2013 and December 31, 2012, the Company owed $724 to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of the "best efforts" offering. These amounts are included in due to related parties on the accompanying consolidated balance sheets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the for the three months ended March 31, 2013 and 2012.
(9) Mortgages, Credit Facility, and Securities Margins Payable
The following table shows the scheduled maturities and required principal payments of the Company’s mortgages payable and Credit Facility as of March 31, 2013, for each of the next five years and thereafter, including the effects of interest rate swaps:

	2013 (remainder of year)	2014	2015	2016	2017	Thereafter	Total
Fixed rate debt
Mortgages payable (1)	$511	$7,638	$99,016	$48,806	$97,714	$741,269	$994,954
Total fixed rate debt	511	7,638	99,016	48,806	97,714	741,269	994,954

Variable rate debt:
Mortgages payable (1)	50,140	—	—	—	23,077	99,988	173,205
Credit Facility	—	—	73,500	—	—	—	73,500
Total variable debt	50,140	—	73,500	—	23,077	99,988	246,705

Total debt (2)	$50,651	$7,638	$172,516	$48,806	$120,791	$841,257	$1,241,659

Weighted average interest rate on debt:
Fixed rate debt	5.67%	5.84%	5.26%	4.84%	4.47%	4.64%	4.71%
Variable rate debt	2.45%	—	1.90%	—	2.62%	2.58%	2.36%
Total	2.49%	5.84%	3.83%	4.84%	4.12%	4.40%	4.24%

(1)	Excludes net mortgage premiums of $1,395, associated with debt assumed at acquisition, net of accumulated amortization as of March 31, 2013.

(2)	Excludes securities margin payable of $16,679 which is due upon the sale of marketable securities, and currently has an interest rate of 0.55% per annum.
The principal amount of our mortgage loans outstanding as of March 31, 2013 and December 31, 2012 was $1,168,159 and $1,156,582, respectively, and had a weighted average stated interest rate of 4.35% and 4.32% per annum, respectively, which includes effects of interest rate swaps. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets.
On February 20, 2013, the Company entered into a $14,750 loan secured by a first mortgage on The Corner located in Tucson, Arizona. This loan bears interest at a fixed rate equal to 4.10% per annum, and matures on March 1, 2023.
The mortgage loans may require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2013, all of the mortgages were current in payments and the Company was in compliance with such covenants.
On November 1, 2012, the Company entered into an amended and restated credit agreement (as amended the “Credit Facility”), under which the Company may borrow, on an unsecured basis, up to $105,000. The Company has the right, provided that no default has occurred and is continuing, to increase the facility amount up to $200,000 with approval from the lending group. The obligations under the Credit Facility will mature on October 31, 2015, which may be extended to October 31, 2016 subject to satisfaction of certain conditions. The Company has the right to terminate the facility at any time, upon one business day notice and the repayment of all of its obligations thereunder. Borrowings under the Credit Facility bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company's leverage ratio. The Company generally will be required to make monthly interest-only payments, except that we may be required to make partial principal payments in order to comply with certain debt covenants set forth in the Credit Facility. On March 31, 2013, the interest rate was 1.90% per annum. The Company is also required to pay, on a quarterly basis, an amount up to 0.35% per annum on the average daily unused funds remaining under the Credit Facility. The Credit Facility requires compliance with certain covenants which may restrict the availability of funds under the Credit Facility. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our subsidiaries owning unencumbered properties. The amount outstanding on the Credit Facility was $73,500 as of March 31, 2013 and December 31, 2012.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

The Company has purchased a portion of its marketable securities through margin accounts. As of March 31, 2013 and December 31, 2012, the Company had a payable of $16,679 and $17,872, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of March 31, 2013 and December 31, 2012, the interest rate was 0.55% and 0.56% per annum, respectively. The securities margin payable is due upon the sale of any marketable securities.
Interest Rate Swap Agreements
The Company entered into interest rate swaps to fix the floating LIBOR based debt under variable rate loans to a fixed rate to manage the risk exposed to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap.
The following table summarizes the Company's interest rate swap contracts outstanding as of March 31, 2013:

Date Entered		Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of March 31, 2013	Fair Value as of December 31, 2012
March 11, 2011		April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$(446)	$(489)
June 22, 2011		June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	13,359	(627)	(678)
October 28, 2011		November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	10,837	(366)	(387)
May 9, 2012		May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	10,150	(198)	(211)
June 13, 2012	(1)	June 10, 2011	December 10, 2018	5.17%	1 month LIBOR	49,391	(5,048)	(5,428)
July 24, 2012		July 26, 2012	July 20, 2017	3.09%	1 month LIBOR	4,677	(41)	(44)
October 1, 2012		April 1, 2014	March 29, 2019	3.85%	1 month LIBOR	45,000	(235)	(315)
October 2, 2012		October 4, 2012	October 1, 2017	3.73%	1 month LIBOR	24,750	(278)	(299)
October 4, 2012		October 4, 2012	October 3, 2019	3.15%	1 month LIBOR	10,808	(45)	(109)
December 20, 2012		December 20, 2012	December 20, 2017	3.36%	1 month LIBOR	9,900	(106)	(118)
February 14, 2013	(2)	February 14, 2013	December 31, 2022	4.25%	1 month LIBOR	14,900	(311)	—
					Total	$203,122	$(7,701)	$(8,078)

(1)	Assumed at the time of acquisition of Walgreens NE Portfolio with a then fair value of ($5,219).

(2)
On February 14, 2013, the Company entered into a floating-to-fixed interest rate swap agreement with a notional value of $14,900 and a maturity date of December 31, 2022 associated with the debt secured by a first mortgage on the Hasbro Office Building located in Providence, Rhode Island.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As these interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with corresponding offsets to accumulated other comprehensive income. The Company does not offset derivative liabilities with derivative assets relating to its cash flow hedges. The Company has recorded a net unrealized loss of $3,117 and $3,282 on the accompanying consolidated balance sheet as of March 31, 2013 and December 31, 2012, respectively. The interest rate swaps have been and are expected to remain highly effective for the term of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedges is reported in other income/expense. For the three months ended March 31, 2013 and 2012, the Company had $4 and $0, respectively of ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from accumulated other comprehensive income to interest expense in the next twelve months total $1,803.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$7,701	Other liabilities	$8,078
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for for the three months ended March 31, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$160	$126	Interest Expense	$325	$139	Other Expense	$4	$—
(10) Redeemable Noncontrolling Interests
Certain of the Company's consolidated joint ventures have issued units to noncontrolling interest holders that are redeemable at the noncontrolling interest holder's option for cash, or for shares of the Company's common stock. If the noncontrolling interest holder seeks redemption of its units for the Company's shares, the joint venture may redeem the units through issuance of common stock by the Company on a one-for-one basis or through cash settlement at the redemption price. These redeemable noncontrolling interests will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable.
The following table summarizes the redeemable noncontrolling interests as of March 31, 2013.

Joint Venture	Number of Redeemable Noncontrolling Interests Units Outstanding (1)	Redeemable Noncontrolling Interests at Issuance	Carrying Value of Redeemable Noncontrolling Interests	Preferred Return per Annum	Notes
Kohl's Cumming	141,602	$1,416	$1,416	5.00%	(2)
City Center	609,149	6,092	6,208	4.00%	(2), (3)
Crossing at Killingly	960,802	9,608	9,675	3.50%	(2), (4)
Territory Portfolio	3,000,000	30,000	30,000	4.00%	(5)
Total	4,711,553	$47,116	$47,299

(1)	Redeemable noncontrolling interest units had a fair value of $10.00 each at the time of issuance.

(2)
If the unit holder elects shares and the joint venture pays the redemption price in cash, the redemption value will be greater of i) $10.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption or ii) the Company's share price per share.

(3)	Preferred return begins on fulfillment of the deferred investment property acquisition obligations.

(4)	Preferred return will increase to 5.50% per annum on October 3, 2015.

(5)
If the unit holder elects shares and the joint venture pays the redemption price in cash, the redemption value will be the Company's share price per share less 50% of the excess of the share price per share and $10.00 per unit.

Our consolidated joint ventures may issue up to an additional 2,605,662 redeemable noncontrolling interest units to settle its earnout liability included in the Company's deferred investments property acquisition obligations on the consolidated balance sheets (note 15).

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

Below is a table reflecting the activity of the consolidated redeemable noncontrolling interests as of and for the three months ended March 31, 2013.

Redeemable Noncontrolling Interests
January 1, 2013	$47,215
Net income attributable to redeemable noncontrolling interests	501
Payment of preferred return	(417)
March 31, 2013	$47,299
(11) Accumulated Other Comprehensive Income (Loss)
The following table indicates the changes and reclassifications affecting accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013.

	Gain (Loss) on Cash Flow Hedges		Unrealized Gains and (Losses) on Available-for-sale Securities		Total
January 1, 2013	$(3,282)		$2,999		$(283)
Other comprehensive income before reclassifications	(160)		2,731		2,571
Amounts reclassified from other comprehensive income (loss) into income	325	(1)	(26)	(2)	299
March 31, 2013	$(3,117)		$5,704		$2,587

(1)	Included in interest expense on the consolidated statements of operations and other comprehensive income.

(2)	Included in realized gain on sale of marketable securities on the consolidated statements of operations and other comprehensive income.
(12) Income Taxes
The Company had no uncertain tax positions as of March 31, 2013 and December 31, 2012. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2013. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for for the three months ended March 31, 2013 and 2012. As of March 31, 2013, returns for the calendar years 2008, 2009, 2010 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.
(13) Distributions
The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. During for the three months ended March 31, 2013 and 2012, the Company declared cash distributions, totaling $17,071 and $9,573, respectively.
(14) Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus potential common shares issuable upon exercising options or other contracts. As of March 31, 2013, the Company's only potentially dilutive common share equivalents outstanding were the redeemable noncontrolling interests which could be converted to 4,711,553 common shares at future dates. Our consolidated joint venture's may issue up to an additional 2,605,662 redeemable noncontrolling interest units to settle its earnout liability included in the Company's deferred investments property acquisition obligations on the consolidated balance sheets. Such common share equivalents were excluded as they were antidilutive. The Company had no potentially dilutive common share equivalents outstanding as of March 31, 2012.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

(15) Commitments and Contingencies
The acquisition of 24 of the Company’s properties included earnout components to the purchase price. The maximum potential earnout payment was $73,727 at March 31, 2013. The table below presents the change in the Company’s earnout liability for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
	2013	2012
Earnout liability – beginning of period	$70,580	$25,290
Increases:
Acquisitions	—	8,652
Amortization expense	1,203	419
Decreases:
Earnout payments	(3,865)	(1,204)
Other:
Adjustments to acquisition related costs	(188)	(361)
Earnout liability – end of period	$67,730	$32,796
The Company has provided a partial guarantee on nine mortgages payable of our subsidiaries with an outstanding principal balance of $252,215. As of March 31, 2013, these guarantees totaled to an aggregate recourse amount of $70,435.
As of March 31, 2013, our consolidated joint ventures had, $47,299 in redeemable noncontrolling interests which will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. The Company may be required to pay cash or issue common stock, at the Company's option, or a mixture of both if they are redeemed. See additional information relating to these redeemable noncontrolling interests in note 10.
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
(16) Segment Reporting
The Company has one reportable segment as defined by U.S. GAAP for the three months ended March 31, 2013 and 2012. As the Company acquires additional properties in the future, we may add business segments and related disclosures if they become significant.
(17) Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to March 31, 2013 for potential recognition and disclosure in these consolidated financial statements.
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2013 through the close of business on May 31, 2013. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to $0.60 or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•
In April 2013, total distributions declared for the month of March 2013 were paid in the amount equal to $5,894, of which $2,336 was paid in cash and $3,558 was reinvested through the Company’s DRP, resulting in the issuance of an additional 374,541 shares of common stock.

•
In May 2013, total distributions declared for the month of April 2013 were paid in the amount equal to $5,720, of which $2,308 was paid in cash and $3,412 was reinvested through the Company’s DRP, resulting in the issuance of an additional 359,182 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Diversified Real Estate Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 13, 2013, and the factors described below:

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

•	no established public trading market currently exists, and one may never exist, for our shares, and we are not required to liquidate;

•	we may borrow up to 300% of our net assets, and principal and interest payments will reduce the funds available for distribution;

•	we do not have employees and rely on our Business Manager and Real Estate Managers to manage our business and assets;

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
The following discussion and analysis relates to the three months ended March 31, 2013 and 2012 and as of March 31, 2013 and December 31, 2012. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report. Unless otherwise noted, all dollar amounts are stated in thousands, except share data, per share amounts, rent per square foot, and rent per unit.
Overview
We are a Maryland corporation sponsored by Inland Real Estate Investment Corporation ("IREIC" or the "Sponsor"), and formed to acquire and develop commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans made to third parties. Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders. At March 31, 2013, the Company owned 134 retail properties, four office properties, and two industrial properties collectively totaling 12.4 million square feet and two multi-family properties totaling 444 units. As of March 31, 2013, our portfolio had weighted average physical and economic occupancy of 95.3% and 97.4%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.
As of March 31, 2013 and 2012, annualized base rent per square foot averaged $13.55 and $13.08, respectively for all properties other than the multi-family properties and $12,495 and $9,395 per unit, respectively for the multi-family properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.
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
Market Outlook
The lack of a sustained economic recovery in the United States and Europe continues. Those signs of economic progress that have occurred over the past several months are accompanied by warnings that the trend may not continue. Many people consider the unemployment rate the most important single measure of economic progress. However, this rate measures the number of people in the United States who are considered unemployed as compared to the total number of people available to work. It does not take into account those people who have stopped looking for jobs, or who are underemployed. If those classes of people were included in the labor force, we believe that the unemployment rate would be much higher than the 7.6% reported by the U.S. Bureau of Labor Statistics in March 2013. Another telling statistic is the average length of time an unemployed person has received weekly benefits. According to many financial publications, at one point in the past five years, that number was higher than at any time since the Great Depression.
Retail sales, one of the measures we watch on a regular basis, have fluctuated within a narrow range for the past few years. There was slight uptick at the end of 2012. However, in the first quarter of 2013 the level of retail sales was flat from month to month. The fact that retail sales, other than automobile sales, have not reflected the recent strength in the financial markets would seem to indicate that there is still a great deal of caution among consumers. So while there has been some progress in certain areas of the economy, we believe that this progress has not translated into a general, sustained recovery.
We believe that the commercial real estate market in the U.S. is in an enviable position based on a combination of factors. The lack of new construction of retail properties has resulted in higher occupancy levels at many stabilized properties. In addition, low yields on bonds and bank deposits have created demand for higher yielding investments. Properties with relatively stable cash flows that produce attractive rates of return are in high demand. The desirability of real estate is further enhanced by the low interest rates available in the commercial debt markets. For these reasons, we have seen significant capital inflows into commercial real estate from both domestic and foreign investors alike.
Our acquisition philosophy has been based on buying properties that provide our stockholders with sustainable distributions. In that regard, we continue to see high occupancy levels at our properties, which has to date resulted in predictable rental income. We believe the high occupancy rates at our properties is reflective of the fact that we own newer properties with a significant number of financially stable tenants under long term leases. Although the economic recovery has been inconsistent, our portfolio continues to be resilient, indicating that our philosophy has to date produced the desired results.
Liquidity and Capital Resources
General
Our principal demands for funds are to acquire real estate and real estate-related assets, to pay capital expenditures including tenant improvements, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders and our consolidated joint ventures' redeemable noncontrolling interest holders. We seek to fund our cash needs for items other than asset acquisitions, capital expenditures and related financings from operations. Our cash needs for acquisitions (including any contingent earnout payments), capital improvements and related financings have been funded primarily from the sale of our shares, including through our DRP, as well as debt financings. Our primary source to fund our future cash needs, including cash to fund earnout payments, are expected to come from our undistributed cash flow from operations and proceeds from our DRP as well as secured or unsecured financings, including proceeds from lines of credit. The maximum total earnout payments which are expected to be paid in cash, issuance of redeemable noncontrolling interests by our consolidated joint ventures or from proceeds from mortgages payable during the next three years related to our acquisitions was $73,727 at March 31, 2013 and will not materially affect our liquidity. During the three months ended March 31, 2013, we paid $725 of capital expenditures and tenant improvements. We anticipate an increase in our capital expenditures including tenant improvements in future years relating to signing new leases as our tenant's leases expire and as our properties age, which may be material.
As of March 31, 2013, $73,500 was outstanding on our line of credit with an interest rate of 1.90% per annum, under which we may borrow, on an unsecured basis, up to $105,000. Our general strategy is to target borrowing 55% of the total value of our assets on a portfolio basis. As of March 31, 2013, our borrowings did not exceed our target of 55% of the total value of our assets. For these purposes, the value of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is the later to occur. Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of March 31, 2013, our borrowings did not exceed 300% of our net assets and we had a principal balance outstanding on mortgage loans of $1,168,159 with a weighted average stated interest rate including interest rate swaps of 4.35% per annum. As of March 31, 2013, we had $263,384 or 20.91% of our total debt that bore interest at variable rates, of which $50,140 matures in 2013. We do not have any variable interest debt maturing in 2014. See "Quantitative and Qualitative Disclosures About Market Risk" below.
As of March 31, 2013, our consolidated joint ventures had issued $47,299 in noncontrolling interests which will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. We may be required to pay cash or issue common stock, at our option, or a mixture of both if they are redeemed.
As of March 31, 2013, we had $43,072 in marketable securities which were mainly invested in real estate-related equity securities of publicly traded companies and publicly traded corporate bonds and had borrowed $16,679 on margin.
As of March 31, 2013 and December 31, 2012, we owed $2,756 and $2,532, respectively, to our Sponsor and its affiliates for business management fees not otherwise waived, advances from these parties used to pay administrative costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.
Distributions
We generated sufficient cash flow from operations, determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), to fully fund distributions paid during the three months ended March 31, 2013. Cash retained by us of $164 from the waiver of the business management fee for the three months ended March 31, 2013 by our Business Manager had the effect of increasing cash flow from operations for this period because we did not have to use cash to pay the fee. However, even if the Business Manager had not waived this business management fee during the three months ended March 31, 2013, we would have still generated sufficient cash flow from operations to fund the distributions paid for the period. There is no assurance that any deferral or waiver of any fee or reimbursement will be available to fund distributions in the future.
We intend to fund cash distributions to our stockholders from cash generated by our operations. Cash generated by operations is not equivalent to our net income from continuing operations also as determined under U.S. GAAP or our taxable income for federal income tax purposes. If we are unable to generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions, some or all of our distributions may be paid from cash flow generated from investing activities, including the net proceeds from the sale of our assets. In addition, we may fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers or waives all, or a portion, of its business management fee, or waives its right to be reimbursed for certain expenses. As noted above a deferral or waiver of any fee or reimbursement owed to our Business Manager has the effect of increasing cash flow from operations for the relevant period because we do not have to use cash to pay any fee or reimbursement which was deferred or waived during the relevant period. We will, however, use cash in the future if we pay any fee or reimbursement that was deferred. Neither our Business Manager nor IREIC has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer or waive any portion of its business management fee or reimbursements. Further, there is no assurance that these other sources will be available to fund distributions.
We have not funded any distributions from the net proceeds from the sale of our shares. In addition, we have not funded any distributions from the proceeds generated by borrowings, and do not intend to do so.
We intend to continue paying distributions for future periods in the amounts and at times as determined by our board of directors.
During the three months ended March 31, 2013 and 2012, we paid distributions in the amount of $17,008 and $8,990, respectively. These distributions were funded from cash flows from operations determined in accordance with U.S. GAAP.
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP.

A summary of the distributions declared, distributions paid and cash flows used in operations for the three months ended March 31, 2013 and 2012 follows:

Distributions Paid
Three months ended March31,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Funds From Operations (2)
2013	$17,071	$0.15	$6,714	$10,294	$17,008	$20,264	$23,558
2012	$9,573	$0.15	$3,542	$5,448	$8,990	$10,561	$9,705

(1)	Assumes a share was issued and outstanding each day during the period.

(2)	Funds from operations is defined in the following section.
Share Repurchase Program
We have a share repurchase program that provides limited liquidity to eligible stockholders. During the three months ended March 31, 2013, we used $1,841 to repurchase 191,406 shares. Since the start of the program through March 31, 2013, we have used $12,346 to repurchase an aggregate of 1,293,330 shares.
During the three months ended March 31, 2013, we received requests to repurchase 191,406 shares and fulfilled requests for all of these shares. The average per share repurchase price during this period was $9.62 and these repurchases were funded from proceeds from our distribution reinvestment plan.
Cash Flow Analysis

	For the three months ended March 31,
	2013	2012
Net cash flows provided by operating activities	$20,264	$10,561
Net cash flows used in investing activities	$(6,980)	$(166,269)
Net cash flows provided by financing activities	$1,303	$193,091
Net cash provided by operating activities was $20,264 and $10,561 for the three months ended March 31, 2013 and 2012 respectively. The funds generated in 2013 and 2012 were primarily from property operations from our real estate portfolio. The increase from 2012 to 2013 is due to the growth of our real estate portfolio and related, full period, property operations in 2013.
Net cash flows used in investing activities were $6,980 and $166,269 for the three months ended March 31, 2013 and 2012, respectively. We used $5,378 and $151,593 during the three months ended March 31, 2013 and 2012, respectively, to purchase properties and used $12,711 to purchase marketable securities during the three months ended March 31, 2012.
Net cash flows provided by financing activities were $1,303 and $193,091 for the three months ended March 31, 2013 and 2012, respectively. Of these amounts, cash flows from financing activities of $10,294 and $5,448, respectively, resulted from the sale of our common stock through our DRP. In 2012 we also generated $125,612 in our "best efforts" offering which was completed on August 23, 2012. We generated $11,577 and $73,445, respectively, from net loan proceeds from borrowings secured by properties in our portfolio. We (used) generated $(1,193) and $12,465, respectively, from net borrowings from securities margin debt. We used $12,776, to pay offering costs in the three months ended March 31, 2012.

Funds from Operations and Modified Funds from Operations
The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, the presentation of operating results for a REIT using historical cost accounting alone may be less informative and insufficient. Therefore, we utilize certain non-U.S. GAAP supplemental performance measures due to certain unique operating characteristics of real estate companies. One non-U.S. GAAP supplemental performance measure that we consider is known as funds from operations, or "FFO". The National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property, adding back real estate impairment charges and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent. From inception through March 31, 2013, we have not had any impairment charges and, therefore, no adjustments to FFO have been necessary for impairment charges. We believe our FFO calculation complies with NAREIT's definition described above.
Changes in the accounting and reporting promulgations under U.S. GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and certain other changes to U.S. GAAP accounting for real estate intangible assets subsequent to the establishment of NAREIT's definition of FFO have impacted the reporting of operating income. Specifically, acquisition fees and expenses for all industries are accounted for as operating expenses and no longer capitalized as they were prior to 2009. We do not pay acquisition fees to our Business Manager or its affiliates, but we do incur acquisition related costs. Under U.S. GAAP, acquisition related costs are characterized as operating expenses in determining operating income. These expenses are paid in cash by us, and therefore reduce net income and cash available to be distributed to our stockholders. The acquisition of real estate assets, and the corresponding expenses associated with that process, has been a key operational feature of our business plan in order to generate operating income and cash flow in order to make distributions to our stockholders. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity, and thus incur significant acquisition related costs, during their initial years of investment and operation. Although other start up entities likewise may engage in significant acquisition activity during their initial years, non-listed REITs are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. More specifically, as disclosed elsewhere herein, we used the proceeds raised in our "best efforts" offering to acquire properties. Because the offering is completed, our acquisition activity is expected to decline, and acquisition related costs are likewise expected to decrease in future periods. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or “IPA,” an industry trade group, has standardized a measure known as modified funds from operations, or "MFFO", which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.
MFFO excludes costs that are more reflective of investing activities, including acquisition related costs that affect our operations only in periods in which properties are acquired, and other non-operating items that are included in FFO. By excluding expensed acquisition related costs, the use of MFFO provides information consistent with the operating performance of the properties in our portfolio. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, may not be directly related or attributable to our current operating performance. By excluding such market changes that may reflect anticipated and unrealized gains or losses, we believe that MFFO may provide both investors and analysts, on a going forward basis, an indication of our operating performance. Because MFFO may be a recognized measure of operating performance within the non-listed REIT industry, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. MFFO is not equivalent to our net income or loss as determined under U.S. GAAP as detailed in the table below, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of properties. Our disclosure of MFFO and the adjustments used to calculate it presents our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, and that may be useful to investors. MFFO should only be used to compare our operating performance during our "best efforts" offering to our current operating performance, because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. We do not pay acquisition fees to our Business Manager or its affiliates which would be classified as acquisition related costs under U.S. GAAP.
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
Presentation of this information is intended to provide information which may be useful to investors as they compare the operating performance of different REITs and to give investors insight into our historical operations, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. The exclusion of impairments limits the usefulness of FFO and MFFO as a historical operating performance measure since an impairment indicates that the property's operating performance has been permanently affected. MFFO may be useful in assisting investors in assessing our historical operating performance, and the sustainability thereof.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that the company uses to calculate FFO or MFFO. In the future, the SEC or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust the calculations and characterization of FFO or MFFO.
For the three months ended March 31, 2013 and 2012, we paid distributions of $17,008 and $8,990, respectively. For the three months ended March 31, 2013 and 2012, we generated FFO of $23,558 and $9,705, respectively, MFFO of $22,754 and $10,278, respectively and cash flow from operations of $20,264 and $10,561, respectively.
The table below represents a reconciliation of our net income (loss) attributable to common stockholders to FFO and MFFO for three months ended March 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Net income (loss) attributable to common stockholders	$205	$338
Add:
Depreciation and amortization related to investment properties	23,353	9,373
Less:
Noncontrolling interest’s share of depreciation and amortization related to investment properties	—	(6)
Funds from operations (FFO)	23,558	9,705
Add:
Acquisition related costs (1)	30	435
Amortization of acquired above and below market leases, net (2)	920	681
Noncontrolling interest’s share of amortization of acquired below market leases and straight-line rental income	—	2
Less:
Straight-line rental income (3)	(1,728)	(545)
Realized gain on sale of marketable securities (4)	(26)	—
Modified funds from operations (MFFO)	$22,754	$10,278
Weighted average number of common shares outstanding, basic and diluted	115,380,042	64,164,709
Net income (loss) attributable to common stockholders per common share, basic and diluted	$0.00	$0.01
Funds from operations attributable to common stockholders per common share, basic and diluted	$0.20	$0.15
Modified funds from operations attributable to common stockholders per common share, basic and diluted	$0.20	$0.16

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

Results of Operations
The following discussions are based on our consolidated financial statements for the three months ended March 31, 2013 and 2012.
These sections describe and compare our results of operations for the three months ended March 31, 2013 and 2012. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income. Property net operating income, a non-U.S. GAAP measure, is also meaningful as an indicator of the effectiveness of our management of properties because property net operating income excludes certain items that are not reflective of the effectiveness of our management, such as depreciation and amortization and interest expense.
Comparison of the three months ended March 31, 2013 and 2012
A total of 48 of our investment properties were acquired on or before January 1, 2012 and represent our “same store” properties during the three months ended March 31, 2013 and 2012. "Other investment properties,” as reflected in the table below, include one redevelopment and properties acquired after January 1, 2012. For the three months ended March 31, 2013 and 2012, 94 and 7 properties were included in "other investment properties", respectively. The following table presents the property net operating income broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2013 and 2012 along with a reconciliation to net income attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended March 31,
	2013	2012
Property operating revenue:
“Same store” investment properties, 48 properties:
Rental income	$19,180	$19,037
Tenant recovery income	4,166	4,094
Other property income	486	665
Other investment properties:
Rental income	23,671	662
Tenant recovery income	5,238	101
Other property income	2,857	14
Total property income	55,598	24,573

Property operating expenses:
“Same store” investment properties, 48 properties:
Property operating expenses	3,906	3,921
Real estate taxes	2,661	2,647
Other investment properties:
Property operating expenses	4,668	85
Real estate taxes	2,995	76
Total property operating expenses	14,230	6,729

Property net operating income:
“Same store” investment properties, 48 properties	17,265	17,228
Other investment properties	24,103	616
Total property net operating income	41,368	17,844

Other income:
Tenant recovery income related to prior periods	81	(232)
Straight-line rents	1,728	545
Amortization of lease intangibles	(920)	(681)
Interest and dividend income	819	387
Realized gain on sale of marketable securities	26	—
Equity in income of unconsolidated entities	155	9
Total other income	1,889	28

Other expenses:
Bad debt expense	638	175
Depreciation and amortization	23,353	9,373
General and administrative expenses	1,957	967
Acquisition related costs	30	435
Interest expense	13,073	6,574
Business management fee	3,500	—
Total other expenses	42,551	17,524

Net income	706	348

Less: net income attributable to noncontrolling interests	—	(10)
Less: net income attributable to redeemable noncontrolling interests	(501)	—
Net income attributable to common stockholders	$205	$338

On a “same store” basis, comparing the results of operations of the investment properties owned during the three months ended March 31, 2013 with the results of the same investment properties during the three months ended March 31, 2012, property net operating income increased $37 with total property income increasing $36 and total property operating expenses decreasing $1 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. These variances are explained by each component below.
Rental income increased $143 on a “same store” basis for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the effect of new tenants taking occupancy of previously vacant spaces. On an aggregate portfolio basis, rental income increased $23,152, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, reflecting an increase in rental income from our other investment properties during the three month period. The increase is a result of the 94 investment properties acquired after January 1, 2012.
Tenant recovery income increased $72 on a “same store” basis for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to an increase in the expected recovery percentage which resulted in us recognizing more recovery income. On an aggregate portfolio basis, tenant recovery income increased $5,209 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, reflecting an increase in tenant recovery income on other investment properties. The increase is a result of the 94 investment properties acquired after January 1, 2012.
Other property income decreased $179 on a “same store” basis, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. On an aggregate portfolio basis, other property income increased $2,664 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase is primarily due to termination fee income of $2,220 included in the three months ended March 31, 2013.
Property operating expenses decreased $15 on a “same store” basis, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to an decrease in insurance premiums during the three months ended March 31, 2013 as compared to the prior period. On an aggregate portfolio basis, total property operating expenses increased $4,568 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase is a result of the 94 investment properties acquired after January 1, 2012.
Real estate tax expense increased $14 on a “same store” basis, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in real estate tax expense during 2013 can be attributed to increases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $2,933 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase is a result of the 94 investment properties acquired after January 1, 2012.
Total other income increased $1,861 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to an increase in interest and dividend income which is a result of the $11,512 increase investment in our marketable securities portfolio and an increase in straight line rent from a greater number of properties in our portfolio. This increase was partially offset by an increase in amortization of lease intangibles from a greater number of properties in our portfolio and write-offs of certain acquired above market lease intangibles.
Bad debt expense increased $463 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures, which were insignificant. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.
Depreciation and amortization increased $13,980 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from 55 properties owned as of March 31, 2012, compared to 142 properties owned as of March 31, 2013.
General and administrative expenses increased $990 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase is primarily due to incremental increases resulting from the growth of the portfolio.
Acquisition costs decreased $405 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a decrease in the number of potential and actual acquisitions we pursued during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and adjustments related to a decrease in estimated deferred investment property obligations due to changes in the underlying liability assumptions where we are expected to pay less than originally anticipated.
Interest expense increased $6,499 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in interest expense is primarily due to a $708,910 increase in mortgage payables, credit facility and security margin payable from March 31, 2012 to March 31, 2013.

Business management fee was $3,500 for the three months ended March 31, 2013 as compared to $0 for the three months ended March 31, 2012. For the three months ended March 31, 2013, the Business Manager could have been paid a business management fee in the amount equal to $3,664, but the Business Manager permanently waived $164 of potential fees it may have earned.
Select Property Information
The following table sets forth a summary, as of March 31, 2013, of lease expirations scheduled to occur during each of the calendar years from 2013 to 2017 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2013 and does not include multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2013 (remainder of year) (b)	110	237,563	2.0%	$5,578	3.2%	$23.48
2014	119	416,604	3.5%	8,574	4.9%	20.58
2015	107	335,959	2.8%	6,588	3.7%	19.61
2016	130	524,253	4.4%	8,782	5.0%	16.75
2017	147	827,673	7.0%	14,528	8.2%	17.55
Thereafter	487	9,504,486	80.3%	132,162	75.0%	13.91
Leased Total	1,100	11,846,538	100.0%	$176,212	100.0%	$14.87

(a)	Represents the base rent in place at the time of lease expiration.

(b)	Includes month-to-month leases.
The following table sets forth our top five tenants in our portfolio based on annualized base rent for leases in-place on March 31, 2013 and does not include multi-family leases.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent per Square Foot
Kohl’s Department Stores Inc.	10	832,839	6.7%	$7,587	4.4%	$9.11
Walgreens	14	204,167	1.6%	7,299	4.2%	35.75
Dollar General	44	502,721	4.1%	5,077	2.9%	10.10
PetSmart	15	281,848	2.3%	4,258	2.5%	15.11
Ross Dress For Less	12	342,967	2.8%	3,757	2.2%	10.95
Top Five Tenants	95	2,164,542	17.5%	$27,978	16.2%	$12.93

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place on March 31, 2013.

Tenant Type	Square Footage Including Multi-family Units	Percent of Total Square Footage
Dollar stores and off price clothing	2,125,517	17.4%
Grocery	1,412,151	11.5%
Lifestyle, health clubs, books and phones	1,199,316	9.8%
Department	1,143,032	9.3%
Home Improvement	768,894	6.3%
Restaurants and fast food	720,322	5.9%
Clothing and accessories	681,093	5.6%
Home goods	674,689	5.5%
Sporting goods	607,065	5.0%
Multi-family	440,768	3.6%
Consumer services, salons, cleaners and banks	429,927	3.5%
Industrial	416,815	3.4%
Commercial office	409,490	3.3%
Pet supplies	403,485	3.3%
Health, doctors and health food	391,130	3.2%
Electronics	254,276	2.1%
Other	162,459	1.3%
Total	12,240,429	100.0%
Critical Accounting Policies
Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 13, 2013, under the heading “Critical Accounting Policies.”
Contractual Obligations
We have entered into mortgage loans which may require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2013, all of the mortgages were current in payments and we were in compliance with such covenants.
We have provided a partial guarantee on nine mortgages payable of our subsidiaries with an outstanding principal balance of $252,215. As of March 31, 2013, these guarantees totaled to an aggregate recourse amount of $70,435.
From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit of generally one to three years and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of March 31, 2013 and December 31, 2012, we had liabilities of $67,730 and $70,580, respectively, recorded on the consolidated balance sheet as deferred investment property acquisition obligations. The maximum potential payment is $73,727 at March 31, 2013.
As of March 31, 2013, our consolidated joint venture's had $47,299 in redeemable noncontrolling interests which will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. We may be required to pay cash or issue common stock, at our option, or a mixture of both if they are redeemed.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Selected Financial Data
The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report (in thousands, except share and per share amounts).

	March 31, 2013	December 31, 2012
Total assets	$2,394,941	$2,393,523
Mortgages, credit facility and securities margin payable	$1,259,733	$1,249,422
	For the three months ended March 31,
	2013	2012
Total income	$56,487	$24,205
Net income attributable to common stockholders	$205	$338
Net income attributable to common stockholders per common share, basic and diluted (a)	$0.00	$0.01
Distributions declared to common stockholders	$17,071	$9,573
Distributions per weighted average common share (a)	$0.15	$0.15
Cash flows provided by operating activities	$20,264	$10,561
Cash flows used in investing activities	$(6,980)	$(166,269)
Cash flows provided by financing activities	$1,303	$193,091
Weighted average number of common shares outstanding, basic and diluted	115,380,042	64,164,709

(a)
The net income attributable to common stockholders, per common share basic and diluted is based upon the weighted average number of common shares outstanding for the three months ended March 31, 2013 and 2012, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Subsequent Events
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2013 through the close of business on May 31, 2013. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to $0.60 or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•
In April 2013, total distributions declared for the month of March 2013 were paid in the amount equal to $5,894, of which $2,336 was paid in cash and $3,558 was reinvested through the Company’s DRP, resulting in the issuance of an additional 374,541 shares of common stock.

•
In May 2013, total distributions declared for the month of April 2013 were paid in the amount equal to $5,720, of which $2,308 was paid in cash and $3,412 was reinvested through the Company’s DRP, resulting in the issuance of an additional 359,182 shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollar amounts are stated in thousands.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. Including derivative financial instruments, we currently have limited exposure to financial market risks through fixing our interest rates on all long-term debt as of March 31, 2013 except some mortgages payable, the securities margin payable and the credit facility. As of March 31, 2013, we had outstanding debt, which is subject to fixed interest rates and variable rates of $994,954 and $263,384, respectively, bearing interest at weighted average interest rates equal to 4.66% per annum and 2.24% per annum, respectively, including the effect of interest rate swaps.
If market rates of interest on all non-hedged debt which is subject to variable rates as of March 31, 2013 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease future earnings and cash flows by approximately $2,634 annually. If market rates of interest on all non-hedged debt which is subject to variable rates as of March 31, 2013 permanently decreased by 1% (100 basis points), the decrease in interest expense on all debt would increase future earnings and cash flows by the same amount.
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
Derivatives
The following table summarizes our interest rate swap contracts outstanding as of March 31, 2013:

Date Entered		Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of March 31, 2013
March 11, 2011		April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$(446)
June 22, 2011		June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	13,359	(627)
October 28, 2011		November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	10,837	(366)
May 9, 2012		May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	10,150	(198)
June 13, 2012	(1)	June 10, 2011	December 10, 2018	5.17%	1 month LIBOR	49,391	(5,048)
July 24, 2012		July 26, 2012	July 20, 2017	3.09%	1 month LIBOR	4,677	(41)
October 1, 2012		April 1, 2014	March 29, 2019	3.85%	1 month LIBOR	45,000	(235)
October 2, 2012		October 4, 2012	October 1, 2017	3.73%	1 month LIBOR	24,750	(278)
October 4, 2012		October 4, 2012	October 3, 2019	3.15%	1 month LIBOR	10,808	(45)
December 20, 2012		December 20, 2012	December 20, 2017	3.36%	1 month LIBOR	9,900	(106)
February 14, 2013		February 14, 2013	December 31, 2022	4.25%	1 month LIBOR	14,900	(311)
					Total	$203,122	$(7,701)

(1)	Assumed at the time of acquisition of Walgreens NE Portfolio with a then fair value of ($5,219).

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
While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of March 31, 2013.

	Cost	Fair Value	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity securities	$28,368	$33,294	$36,623	$29,965
Debt securities	9,001	9,778	10,756	8,800
Total marketable securities	$37,369	$43,072	$47,379	$38,765
Item 4. Controls and Procedures
Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Dollar amounts are stated in thousands, except per share amounts.
Item 1. Legal Proceedings
We are not a party to, and none of our properties is subject to, any material pending legal proceedings.
Item 1A. Risk Factors
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.
We have incurred net losses on a U.S. GAAP basis in two of the last three years.
We have incurred a net loss on a U.S. GAAP basis in two of the last three years. Our losses can be attributed, in part, to startup costs and expenses incurred while we increased the size of our portfolio. In addition, depreciation and amortization substantially reduced our net income on a U.S. GAAP basis. If we incur net losses in the future, our financial condition, operations, cash flow, and our ability to service our indebtness and pay distributions to our stockholders may be materially and adversely affected. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of an investor’s investment could decline substantially. We were formed in June 2008 and, as of March 31, 2013, had acquired 134 retail properties, four office properties, two industrial properties and two multi-family properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.
Actions of our joint venture partners could negatively impact our performance.
As of March 31, 2013, we had entered into four joint ventures with unaffiliated third parties, and may enter into additional joint ventures in the future. We are not, and generally do not expect to be, in a position to exercise sole decision-making authority regarding the, joint venture. Consequently, our joint venture investments may involve risks not otherwise present with other methods of investment in real estate. For example, our co-member, co-venturer or partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals, and we and our venture partner may not agree on all proposed actions to certain aspects of the venture. Any disputes between us and our co-venturers may, at a minimum, result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. We also face the risk that our venture partners may become bankrupt, which would mean that we and any other remaining venture partners may remain liable for the joint venture’s liabilities, and the risk that that our partners may fail to fund their share of any required capital contributions, which could result in us having to contribute that capital.
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
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. At March 31, 2013, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions, exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.
We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.
Recent economic conditions may cause our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. The retail sector in particular has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. As of March 31, 2013, retail properties represented approximately 91.6% of our real property portfolio, based on aggregate purchase price paid at closing. We cannot provide assurance that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
Certain of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.
As of March 31, 2013, approximately 4.4% and 4.2% of our consolidated annualized base rental revenue was generated from leases with Kohl’s Department Stores, Inc. and Walgreens, respectively and the top five tenants in our portfolio totaled 16.2% of our annualized base rental revenue. If any of these tenants were to cease paying rent or fulfilling their other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.
Leases representing approximately 2% (excluding multi-family units) of our portfolio square footage are scheduled to expire in 2013. We may be unable to renew leases or lease vacant space at favorable rates or at all.
As of March 31, 2013, leases representing approximately 2% (excluding multi-family units) of our portfolio were scheduled to expire in 2013, and an additional 4% (excluding multi-family units) of the square footage of our portfolio was available for lease as of March 31, 2013. We may be unable to extend or renew any of the expiring leases, or we may be able to re-lease these spaces only at rental rates equal to or below existing rental rates. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no compensation to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.
Geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the real estate markets of those areas.
As of March 31, 2013, approximately 15.3% and 12.1% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida and Nevada, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
We have borrowed money, including under our Credit Facility, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of March 31, 2013 we had $263,384 or 20.91% of our total debt that bore interest at variable rates, of which $50,140 matures in 2013.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
The terms of any loan that we may enter into may preclude us from pre-paying the principal amount of the loan or could restrict us from selling or otherwise disposing of or refinancing properties. For example, lock-out provisions may prohibit us from reducing the outstanding indebtedness secured by any of our properties, refinancing this indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness secured by our properties. Lock-out provisions could impair our ability to take other actions during the lock-out period. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders. As of March 31, 2013 we had 37 loans with lock-out provisions in effect totaling $572,374 or approximately 49% of our total mortgage debt.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Securities Authorized for Issuance under Equity Compensation Plans
None.
Use of Proceeds from Registered Securities
None.
Recent Shares of Unregistered Securities
None.
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
The share repurchase program will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program. In the event that we amend, suspend or terminate the share repurchase program, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the Securities and Exchange Commission on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion at any time and from time to time to reject any requests for repurchases. For ordinary repurchases, shares repurchased through the share repurchase program are fully funded from proceeds generated through the distribution reinvestment plan. For the three months ended March 31, 2013 and 2012, we processed all of the requests we received for share repurchases.

The table below outlines the shares of common stock we repurchased, all of which were ordinary and exceptional and repurchased pursuant to our share repurchase program during the quarter ended March 31, 2013.

	Total Requests Received for Shares Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2013	74,715	74,715	$9.58	74,715	(1)
February 2013	69,892	69,892	$9.72	69,892	(1)
March 2013	46,799	46,799	$9.53	46,799	(1)
Total	191,406	191,406	$9.62	191,406	(1)

(1)	A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.
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
INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President (principal executive officer)		Treasurer and chief financial officer (principal financial officer)
Date:	May 9, 2013	Date:	May 9, 2013

Exhibit Index

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2
Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1
Distribution Reinvestment Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Form S-3D Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 3, 2012 (file number 333-182748))

4.2
Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2010 (file number 333-153356)), as amended by First Amendment to the Amended and Restated Share Repurchase Program of Inland Diversified Real Estate Trust, Inc., effective November 1, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

4.3
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1
Agreement, dated as of January 4, 2013, between Inland Diversified Las Vegas Centennial Centre, L.L.C. and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on January 9, 2013)

10.2
Agreement, dated as of January 4, 2013, between Inland Diversified Las Vegas Eastern Beltway, L.L.C. and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on January 9, 2013)

10.3
Second Amended and Restated Business Management Agreement, effective as of May 9, 2013, by and among, Inland Diversified Real Estate Trust, Inc., Inland Diversified Business Manager & Advisor, Inc. and Inland Real Estate Investment Corporation*

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

101
The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (1)

___________________________
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