Form 10-Q
period 2013-06-30
Inland Diversified Real Estate Trust, Inc.
filed 2013-08-14
CIK 1438897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-53945

Inland Diversified Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of August 1, 2013, there were 117,115,909 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Item 1. Financial Statements
INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
Assets	(unaudited)
Investment properties:
Land	$391,378	$391,109
Building and improvements	1,649,895	1,648,073
Construction in progress	5,351	2,637
Total	2,046,624	2,041,819
Less accumulated depreciation	(84,883)	(54,843)
Net investment properties	1,961,741	1,986,976
Cash and cash equivalents	34,084	36,299
Restricted cash and escrows (note 2)	7,693	6,173
Investment in marketable securities (note 6)	38,518	40,941
Investment in unconsolidated entities (notes 5 and 8)	463	249
Accounts and rents receivable (net of allowance of $1,766 and $1,159, respectively)	21,815	13,365
Acquired lease intangibles, net (note 2)	267,309	284,512
Deferred costs, net	9,565	10,095
Other assets	7,388	14,913
Total assets	$2,348,576	$2,393,523
Liabilities and Equity
Mortgages, credit facility and securities margin payable (note 9)	$1,234,581	$1,249,422
Accounts payable and accrued expenses	7,861	7,068
Distributions payable	5,745	5,831
Accrued real estate taxes payable	9,037	4,903
Deferred investment property acquisition obligations (note 15)	37,166	70,580
Other liabilities	15,098	21,527
Acquired below market lease intangibles, net (note 2)	48,570	50,462
Due to related parties (note 8)	2,313	2,532
Total liabilities	1,360,371	1,412,325

Commitments and contingencies

Redeemable noncontrolling interests (note 10)	67,915	47,215

Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 2,460,000,000 shares authorized, 116,466,322 and 114,727,439 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	116	115
Additional paid in capital, net of offering costs of $118,182 as of June 30, 2013 and December 31, 2012	1,040,751	1,024,289
Accumulated distributions and net loss	(125,877)	(90,138)
Accumulated other comprehensive income (loss) (note 11)	5,300	(283)
Total equity	920,290	933,983
Total liabilities and equity	$2,348,576	$2,393,523

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Other Comprehensive Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income:
Rental income	$43,643	$23,340	$87,302	$42,903
Tenant recovery income	8,893	5,296	18,378	9,259
Other property income	1,004	543	4,347	1,222
Total income	53,540	29,179	110,027	53,384
Expenses:
General and administrative expenses	2,158	968	4,115	1,935
Acquisition related costs	126	1,197	156	1,632
Property operating expenses	8,741	4,571	17,953	8,752
Real estate taxes	5,405	3,260	11,061	5,983
Depreciation and amortization	22,127	11,251	45,480	20,624
Business management fee-related party (note 8)	3,687	500	7,187	500
Total expenses	42,244	21,747	85,952	39,426
Operating income	11,296	7,432	24,075	13,958
Interest, dividend and other income	939	587	1,758	974
Realized gain on sale of marketable securities	81	2	107	2
Interest expense	(13,311)	(7,273)	(26,384)	(13,847)
Equity in income of unconsolidated entities	58	246	213	255
Net (loss) income	(937)	994	(231)	1,342
Less: net income attributable to noncontrolling interests	—	(4)	—	(14)
Less: net income attributable to redeemable noncontrolling interests	(546)	—	(1,047)	—
Net (loss) income attributable to common stockholders	$(1,483)	$990	$(1,278)	$1,328
Net (loss) income attributable to common stockholders per common share, basic and diluted (note 14)	$(0.01)	$0.01	$(0.01)	$0.02
Weighted average number of common shares outstanding, basic and diluted	116,255,280	81,159,713	115,820,079	72,662,352
Comprehensive income:
Net (loss) income	$(937)	$994	$(231)	$1,342
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(2,161)	865	544	1,812
Unrealized gain (loss) on derivatives	4,874	(668)	5,039	(655)
Comprehensive income	1,776	1,191	5,352	2,499
Less: comprehensive income attributable to noncontrolling interests	—	(4)	—	(14)
Less: comprehensive income attributable to redeemable noncontrolling interests	(546)	—	(1,047)	—
Comprehensive income attributable to common stockholders	$1,230	$1,187	$4,305	$2,485

See accompanying notes to consolidated financial statements.

Inland Diversified Real Estate Trust, Inc.
Consolidated Statement of Equity
For the six months ended June 30, 2013
(Dollars in thousands)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital, Net of Offering Costs	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013	114,727,439	$115	$1,024,289	$(90,138)	$(283)	$933,983
Distributions declared	—	—	—	(34,461)	—	(34,461)
Proceeds from distribution reinvestment plan	2,188,025	2	20,784	—	—	20,786
Shares repurchased	(449,142)	(1)	(4,322)	—	—	(4,323)
Unrealized gain on marketable securities	—	—	—	—	544	544
Unrealized gain on derivatives	—	—	—	—	5,039	5,039
Net loss (excluding income attributable to redeemable noncontrolling interests of $1,047)	—	—	—	(1,278)	—	(1,278)
Balance at June 30, 2013	116,466,322	$116	$1,040,751	$(125,877)	$5,300	$920,290

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operations:
Net (loss) income	$(231)	$1,342
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	45,480	20,624
Amortization of debt premium and financing costs	665	558
Amortization of acquired above market leases	3,740	2,081
Amortization of acquired below market leases	(1,892)	(680)
Straight-line rental income	(3,232)	(1,178)
Equity in income of unconsolidated entities	(213)	(255)
Discount on shares issued to affiliates	—	191
Payment of leasing fees	(202)	(96)
Realized gain on sale of marketable securities	(107)	(2)
Changes in assets and liabilities:
Restricted escrows	(208)	(85)
Accounts and rents receivable, net	(5,217)	(2,050)
Other assets	(3,294)	(415)
Accounts payable and accrued expenses	343	741
Accrued real estate taxes payable	4,134	2,978
Other liabilities	425	75
Due to related parties	507	512
Net cash flows provided by operating activities	40,698	24,341

Cash flows from investing activities:
Purchase of investment properties	(15,945)	(301,329)
Construction in progress, capital expenditures and tenant improvements	(3,018)	(364)
Purchase of marketable securities	(125)	(16,383)
Sale of marketable securities	3,199	70
Restricted escrows	(1,312)	(1,768)
Repayment of notes receivable	11,004	—
Investment in notes receivable	(2,282)	—
Net cash flows used in investing activities	(8,479)	(319,774)

Cash flows from financing activities:
Proceeds from offering	—	307,468
Proceeds from the distribution reinvestment plan	20,786	12,259
Shares repurchased	(4,323)	(4,429)
Payment of offering costs	—	(31,163)
Proceeds from mortgages payable	16,983	131,721
Principal payments on mortgages payable	(6,340)	(11,478)
Principal payments on credit facility	(21,000)	—
Proceeds from securities margin debt	171	16,422
Principal payments on securities margin debt	(4,508)	(826)
Payment of loan fees and deposits	(112)	(1,474)
Distributions paid	(34,547)	(20,287)
Distributions paid to noncontrolling interests	—	(2,394)
Payment of preferred return to redeemable noncontrolling interests	(820)	—
Payment of amount due to related parties	(724)	—
Net cash flows (used in) provided by financing activities	(34,434)	395,819

Net (decrease) increase in cash and cash equivalents	(2,215)	100,386
Cash and cash equivalents, at beginning of period	36,299	60,254
Cash and cash equivalents, at end of period	$34,084	$160,640

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(continued)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$269	$81,357
Building and improvements	1,069	242,432
Acquired in-place lease intangibles	178	39,889
Acquired above market lease intangibles	—	7,838
Acquired below market lease intangibles	—	(8,693)
Assumption of mortgage debt at acquisition	—	(49,391)
Tenant improvement payable	—	(44)
Deferred investment property acquisition obligations	—	(9,637)
Settlement of deferred investment property acquisition obligations	34,905	4,736
Other liabilities	(3)	(6,950)
Accounts and rents receivable	—	62
Other assets	—	46
Accrued real estate taxes payable	—	(316)
Issuance of redeemable noncontrolling interest	(20,473)	—
Purchase of investment properties	$15,945	$301,329
Cash paid for interest	$25,723	$12,748
Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$5,745	$4,303

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
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
(1) Organization
Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was formed on June 30, 2008 (inception) to acquire and develop a diversified portfolio of commercial real estate investments located in the United States and Canada. The Company has entered into a Business Management Agreement (the “Agreement”) with Inland Diversified Business Manager & Advisor, Inc. (the “Business Manager”), to be the Business Manager to the Company. The Business Manager is a related party to our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”). In addition, Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group, Inc. (collectively, the “Real Estate Managers”), serve as the Company’s real estate managers. The Company was authorized to sell up to 500,000,000 shares of common stock (“Shares”) at $10.00 each in its “best efforts” offering which commenced on August 24, 2009 and up to 50,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”). The “best efforts” portion of the offering was completed on August 23, 2012.
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
At June 30, 2013, the Company owned 134 retail properties, four office properties and two industrial properties collectively totaling 12.4 million square feet and two multi-family properties totaling 444 units. As of June 30, 2013, the portfolio had a weighted average physical occupancy and economic occupancy of 95.9% and 97.3%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time that we acquired certain properties, the purchase agreement contained an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it owns the entire property. The Company is not obligated to settle this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement (note 15).
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
June 30, 2013 (unaudited)
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
Restricted Cash and Escrows
The Company had restricted escrows of $7,693 and $6,173 as of June 30, 2013 and December 31, 2012, respectively, and consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements and leasing commissions.
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
Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the consolidated balance sheets. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decrease in the later years of a lease. The

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

Company periodically reviews the collectability of outstanding receivables. Allowances are taken for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.
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
Depreciation expense was $15,013 and $7,181 for the three months ended June 30, 2013 and 2012, respectively and $30,040 and $13,130 for the six months ended June 30, 2013 and 2012, respectively.
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
Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

settle the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from one to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments using estimated fair value at the date of acquisition using Level 3 inputs including lease-up periods ranging from one to three years, market rents ranging from $9.60 to $45.00, probability of occupancy ranging from 75% to 100% based on leasing activity and discount rates, generally 10%. The Company has recorded these earnout amounts as additional purchase price of the related properties and as a liability included in deferred investment property acquisition obligations on the consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the consolidated statements of operations and other comprehensive income. The Company records changes in the underlying liability assumptions to acquisition related costs on the consolidated statements of operations and other comprehensive income.
The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $1,644 and $1,105 was recorded as a reduction to rental income for the three months ended June 30, 2013 and 2012, respectively and $3,740 and $2,081 for the six months ended June 30, 2013 and 2012, respectively. Amortization pertaining to the below market lease value of $716 and $386 was recorded as an increase to rental income for the three months ended June 30, 2013 and 2012, respectively and $1,892 and $680 for the six months ended June 30, 2013 and 2012, respectively.
The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $6,533 and $3,474 for the three months ended June 30, 2013 and 2012, respectively and $13,640 and $6,473 for the six months ended June 30, 2013 and 2012, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of June 30, 2013, no amount has been allocated to customer relationship value.
The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Intangible assets:
Acquired in-place lease value	$269,002	$269,615
Acquired above market lease value	48,723	49,581
Accumulated amortization	(50,416)	(34,684)
Acquired lease intangibles, net	$267,309	$284,512
Intangible liabilities:
Acquired below market lease value	$52,729	$53,241
Accumulated amortization	(4,159)	(2,779)
Acquired below market lease intangibles, net	$48,570	$50,462
As of June 30, 2013, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 13, 11 and 23 years, respectively.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2013 for each of the five succeeding years and thereafter is as follows:

	In-place Leases	Above Market Leases	Below Market Leases
2013 (remainder of year)	$12,665	$2,788	$1,425
2014	25,331	4,977	2,827
2015	25,017	4,665	2,729
2016	24,495	4,327	2,615
2017	23,548	4,039	2,572
Thereafter	117,814	17,643	36,402
Total	$228,870	$38,439	$48,570
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
During the three and six months ended June 30, 2013 and 2012, the Company incurred no impairment charges.
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

•
future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and duration of the decline in the value of the securities

During the three and six months ended June 30, 2013 and 2012, the Company incurred no other-than-temporary impairment charges.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
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
The following table presents certain additional information regarding the Company’s acquisition during the six months ended June 30, 2013. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles
1st Quarter
Dollar General Store	$269	$1,069	$178
For the property acquired during the six months ended June 30, 2013, the Company recorded revenue of $37 and property net income of $22 not including expensed acquisition related costs.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

(4) Operating Leases
Minimum lease payments to be received under operating leases including ground leases, and excluding multi-family units (lease terms of twelve-months or less) as of June 30, 2013 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2013 (remainder of year)	$83,212
2014	160,495
2015	155,609
2016	149,712
2017	139,056
Thereafter	1,232,291
Total	$1,920,375
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

		Ownership % at		Investment at
Joint Venture	Description	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Oak Property & Casualty LLC	Insurance Captive	20%	25%	$462	$248
The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $58 and $246 for the three months ended June 30, 2013 and 2012, respectively and income of $213 and $255 for the six months ended June 30, 2013 and 2012, respectively.
On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1, which are accounted for under the cost method and included in investment in unconsolidated entities on the consolidated balance sheets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

(6) Investment in Marketable Securities
Investment in marketable securities of $38,518 and $40,941 at June 30, 2013 and December 31, 2012, respectively, consists of primarily preferred and common stock and corporate bond investments in other publicly traded REITs which are classified as available-for-sale securities and recorded at fair value. The cost basis of the Company's investment in marketable securities was $34,975 and $37,943 at June 30, 2013 and December 31, 2012, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has recorded an accumulated net unrealized gain of $3,543 and $2,999 on the consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively. The Company had net unrealized (losses) gains of $(2,161) and $865 for the three months ended June 30, 2013 and 2012, respectively and net unrealized gains of $544 and $1,812 for the six months ended June 30, 2013 and 2012, respectively. These unrealized (losses) and gains have been recorded as other comprehensive income in the consolidated statements of operations and other comprehensive income.
Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis or first-in, first-out basis. The Company had realized gains of $81 and $2 for the three months ended June 30, 2013 and 2012, respectively and realized gains of $107 and $2 for the six months ended June 30, 2013 and 2012, respectively. These gains have been recorded as realized gain on sale of marketable securities in the consolidated statements of operations and other comprehensive income.
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
(7) Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accounts payable and accrued expenses, accrued real estate taxes payable and due to related parties approximates their fair values at June 30, 2013 and December 31, 2012 due to the short maturity of these instruments.
All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2 – “Fair Value Measurements.”
The following table presents the Company’s assets and liabilities, measured at fair value on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
June 30, 2013
Asset - investment in marketable securities	$29,414	$9,104	$—	$38,518
Asset - interest rate swap	$—	$2,095	$—	$2,095
Liability - interest rate swap	$—	$4,641	$—	$4,641
December 31, 2012
Asset - investment in marketable securities	$31,231	$9,710	$—	$40,941
Liability - interest rate swap	$—	$8,078	$—	$8,078
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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $1,168,548 and $1,158,051 at June 30, 2013 and December 31, 2012, respectively, and its estimated fair value was $1,174,279 and $1,189,621 as of June 30, 2013 and December 31, 2012, respectively. The Company’s carrying amount of variable rate borrowings on the credit facility and securities margin payable approximates their fair values at June 30, 2013 and December 31, 2012.
(8) Transactions with Related Parties
The Company has an investment in an insurance captive entity with other REITs sponsored by our Sponsor and a third party. The entity is included in the Company’s disclosure of Unconsolidated Entities (note 5) and is included in investment in unconsolidated entities on the consolidated balance sheets.
As of June 30, 2013 and December 31, 2012, the Company owed a total of $2,313 and $2,532, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates and accrued business management fees, which the Company intends to repay.
At June 30, 2013 and December 31, 2012, the Company held $767 and $629, respectively, in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.
The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1 at June 30, 2013 and December 31, 2012, which are accounted for under the cost method and included in investment in unconsolidated entities on the consolidated balance sheets.
The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2013 and 2012.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,		Unpaid Amounts as of
		2013	2012	2013	2012	June 30, 2013	December 31, 2012
General and administrative:
General and administrative reimbursement	(a)	$346	$333	$755	$597	$406	$335
Loan servicing	(b)	77	39	151	74	—	—
Discount on shares issued to affiliates	(c)	—	128	—	191	—	—
Investment advisor fee	(d)	76	66	156	119	24	26
Total general and administrative to related parties		$499	$566	$1,062	$981	$430	$361
Offering costs	(e),(f)	$—	$17,872	$—	$30,003	$—	$123
Acquisition related costs	(g)	153	630	207	1,036	196	348
Real estate management fees	(h)	2,134	1,221	4,339	2,282	—	—
Business management fee	(i)	3,687	500	7,187	500	1,687	975
Loan placement fees	(j)	—	147	49	299	—	—
Cost reimbursement	(k)	27	—	27	—	—	—
Sponsor noninterest bearing advances	(l)	—	—	—	—	—	724

(a)
The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the consolidated statements of operations and other comprehensive income.

(b)
A related party of the Business Manager provides loan servicing to the Company for an annual fee equal to .03% of the first $1,000,000 of serviced loans and .01% for serviced loans over $1,000,000. These loan servicing fees are paid monthly and are included in general and administrative expenses in the consolidated statements of operations and other comprehensive income.

(c)
The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 190,736 shares to related parties for the six months ended June 30, 2012.

(d)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

(e)
A related party of the Business Manager received selling commissions equal to 7.5% of the sale price for each share sold and a marketing contribution equal to 2.5% of the gross offering proceeds from shares sold, the majority of which were reallowed (paid) to third party soliciting dealers. The Company also reimbursed a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. In addition, our Sponsor, its affiliates and third parties were reimbursed for any issuer costs that they paid on our behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed (paid) as a marketing contribution, in an amount that did not exceed 1.5% of the gross offering proceeds. The Company did not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Such costs were offset against the stockholders’ equity accounts.

(f)
The majority of the offering costs were reallowed (paid) to third party soliciting dealers. Pursuant to the terms of the “best efforts” offering, issuer costs were not permitted to exceed 1.5% of the gross offering proceeds over the life of the “best efforts” offering. These costs did not exceed these limitations upon completion of the “best efforts” offering.

(g)
The Business Manager and its related parties are reimbursed for acquisition, dead deal and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets. These costs relate to both closed and potential transactions and include customary due diligence costs including time and travel expense reimbursements. Such costs are included in acquisition related costs in the consolidated statements of operations and other comprehensive income. The Company does not pay acquisition fees to its Business Manager or its affiliates.

(h)
The real estate managers, entities owned principally by individuals who are related parties of the Business Manager, receive monthly real estate management fees up to 4.5% of gross operating income (as defined), for management and leasing services. Such costs are included in property operating expenses in the consolidated statements of operations and other comprehensive income.

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

(5)
Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred, without interest, to be paid at a later point in time. This obligation to pay the deferred fee terminates if the Company acquires the Business Manager. For the six months ended June 30, 2013, the Business Manager was entitled to a business management fee in the amount equal to $7,351 of which $164 was permanently waived.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

(k)
The Company reimburses a related party of the Business Manager for costs incurred for construction oversight provided to the Company relating to its development project. These reimbursements are paid monthly during the development period. These costs are capitalized and are included in construction in progress on the consolidated balance sheet.

(l)
As of December 31, 2012, the Company owed $724 to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of the “best efforts” offering. These amounts are included in due to related parties on the consolidated balance sheets.

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the six months ended June 30, 2013 and 2012.
(9) Mortgages, Credit Facility, and Securities Margins Payable
The following table shows the scheduled maturities and required principal payments of the Company’s mortgages payable and Credit Facility as of June 30, 2013, for each of the next five years and thereafter, including the effects of interest rate swaps:

	2013 (remainder of year)		2014	2015	2016	2017	Thereafter	Total
Fixed rate debt
Mortgages payable (a)	$344		$7,638	$96,016	$51,038	$97,715	$741,269	$994,020
Total fixed rate debt	344		7,638	96,016	51,038	97,715	741,269	994,020

Variable rate debt:
Mortgages payable (a)	50,140	(b)	—	—	—	23,077	99,988	173,205
Credit Facility	—		—	52,500	—	—	—	52,500
Total variable debt	50,140		—	52,500	—	23,077	99,988	225,705

Total debt (c)	$50,484		$7,638	$148,516	$51,038	$120,792	$841,257	$1,219,725

Weighted average interest rate on debt:
Fixed rate debt	5.67%		5.84%	5.26%	4.84%	4.47%	4.64%	4.71%
Variable rate debt	2.45%		—	1.90%	—	2.61%	2.58%	2.39%
Total	2.47%		5.84%	4.08%	4.82%	4.12%	4.40%	4.28%

(a)	Excludes net mortgage premiums of $1,323, associated with debt assumed at acquisition, net of accumulated amortization as of June 30, 2013.

(b)	The Company plans to refinance to a new loan when the loan matures. There is no assurance that the Company will be able to refinance before the loan maturity date.

(c)	Excludes securities margin payable of $13,533 which is due upon the sale of marketable securities, and currently has an interest rate of 0.54% per annum.
The principal amount of our mortgage loans outstanding as of June 30, 2013 and December 31, 2012 was $1,167,225 and $1,156,582, respectively, and had a weighted average stated interest rate of 4.35% and 4.32% per annum, respectively, which includes effects of interest rate swaps. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets.
On February 20, 2013, the Company entered into a $14,750 loan secured by a first mortgage on The Corner located in Tucson, Arizona. This loan bears interest at a fixed rate equal to 4.10% per annum, and matures on March 1, 2023.
The mortgage loans may require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2013, all of the mortgages were current in payments and the Company was in compliance with such covenants.
On November 1, 2012, the Company entered into an amended and restated credit agreement (as amended the “Credit Facility”), under which the Company may borrow, on an unsecured basis, up to $105,000. The Company has the right, provided that no default has occurred and is continuing, to increase the facility amount up to $200,000 with approval from the lending group. The obligations under the Credit Facility will mature on October 31, 2015, which may be extended to October 31, 2016 subject to satisfaction of certain conditions. The Company has the right to terminate the facility at any time, upon one business day notice and the repayment of

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

all of its obligations thereunder. Borrowings under the Credit Facility bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company's leverage ratio. The Company generally will be required to make monthly interest-only payments, except that we may be required to make partial principal payments in order to comply with certain debt covenants set forth in the Credit Facility. On June 30, 2013, the interest rate was 1.90% per annum. The Company is also required to pay, on a quarterly basis, an amount up to 0.35% per annum on the average daily unused funds remaining under the Credit Facility. The Credit Facility requires compliance with certain covenants which may restrict the availability of funds under the Credit Facility. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our subsidiaries owning unencumbered properties. The amount outstanding on the Credit Facility was $52,500 and $73,500 as of June 30, 2013 and December 31, 2012, respectively.
The Company has purchased a portion of its marketable securities through margin accounts. As of June 30, 2013 and December 31, 2012, the Company had a payable of $13,533 and $17,872, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of June 30, 2013 and December 31, 2012, the interest rate was 0.54% and 0.56% per annum, respectively. The securities margin payable is due upon the sale of any marketable securities.
Interest Rate Swap Agreements
The Company entered into interest rate swaps to fix the floating LIBOR based debt under variable rate loans to a fixed rate to manage the risk exposed to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap.
The following table summarizes the Company's interest rate swap contracts outstanding as of June 30, 2013:

Date Entered		Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of June 30, 2013	Fair Value as of December 31, 2012
March 11, 2011		April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$(380)	$(489)
June 22, 2011		June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	13,359	(496)	(678)
October 28, 2011		November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	10,837	(242)	(387)
May 9, 2012		May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	10,150	(40)	(211)
June 13, 2012	(1)	June 10, 2011	December 10, 2018	5.17%	1 month LIBOR	49,391	(3,483)	(5,428)
July 24, 2012		July 26, 2012	July 20, 2017	3.09%	1 month LIBOR	4,677	39	(44)
October 1, 2012		April 1, 2014	March 29, 2019	3.85%	1 month LIBOR	45,000	1,045	(315)
October 2, 2012		October 4, 2012	October 1, 2017	3.73%	1 month LIBOR	24,750	181	(299)
October 4, 2012		October 4, 2012	October 3, 2019	3.15%	1 month LIBOR	10,808	332	(109)
December 20, 2012		December 20, 2012	December 20, 2017	3.36%	1 month LIBOR	9,900	104	(118)
February 14, 2013	(2)	February 14, 2013	December 31, 2022	4.25%	1 month LIBOR	14,900	394	—
					Total	$203,122	$(2,546)	$(8,078)

(1)	Assumed at the time of acquisition of Walgreens NE Portfolio with a then fair value of ($5,219).

(2)
On February 14, 2013, the Company entered into a floating-to-fixed interest rate swap agreement with a notional value of $14,900 and a maturity date of December 31, 2022 associated with the debt secured by a first mortgage on the Hasbro Office Building located in Providence, Rhode Island.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As these interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with corresponding offsets to accumulated other comprehensive income. The Company does not offset derivative liabilities with derivative assets relating to its cash flow hedges. The Company has recorded an accumulated net unrealized gain (loss) of $1,757 and $(3,282) on the consolidated balance sheet as of June 30, 2013 and December 31, 2012, respectively. The interest rate swaps have been and are expected to remain highly effective for the term of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedges is reported in other income/expense. For the six months ended June 30, 2013 and 2012, the Company had $62 and $15, respectively of ineffectiveness on its cash flow hedges. Amounts related to

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

the swaps expected to be reclassified from accumulated other comprehensive income to interest expense in the next twelve months total $1,912.
The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$4,641	Other liabilities	$8,078
Interest rate swaps	Other assets	2,095	Other assets	—
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three months ended June 30,	2013	2012		2013	2012		2013	2012
Interest rate swaps	$4,505	$(822)	Interest Expense	$(369)	$(154)	Other Expense	$65	$(15)
Six months ended June 30,	2013	2012		2013	2012		2013	2012
Interest rate swaps	$4,345	$(948)	Interest Expense	$(694)	$(293)	Other Expense	$62	$(15)
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
The following table summarizes the redeemable noncontrolling interests as of June 30, 2013.

Joint Venture	Number of Redeemable Noncontrolling Interests Units Outstanding (1)	Redeemable Noncontrolling Interests at Issuance	Carrying Value of Redeemable Noncontrolling Interests	Preferred Return per Annum	Notes
Kohl's Cumming	141,602	$1,416	$1,416	5.00%	(2)
City Center	2,656,450	26,565	26,791	4.00%	(2), (3)
Crossing at Killingly	960,802	9,608	9,708	3.50%	(2), (4)
Territory Portfolio	3,000,000	30,000	30,000	4.00%	(5)
Total	6,758,854	$67,589	$67,915

(1)	Redeemable noncontrolling interest units had a fair value of $10.00 each at the time of issuance.

(2)
If the unit holder elects shares and the joint venture pays the redemption price in cash, the redemption value will be greater of i) $10.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption or ii) the Company's share price per share.

(3)	Preferred return started on June 7, 2013, upon fulfillment of the deferred investment property acquisition obligations.

(4)
Preferred return will increase to 5.50% per annum on October 3, 2015. The joint venture may issue up to an additional 424,436 redeemable noncontrolling interest units to settle its earnout liability included in the Company's investment property acquisition obligation on the consolidated balance sheet (note 15).

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

(5)
If the unit holder elects shares and the joint venture pays the redemption price in cash, the redemption value will be the Company's share price per share less 50% of the excess of the share price per share and $10.00 per unit.

Below is a table reflecting the activity of the consolidated redeemable noncontrolling interests as of and for the six months ended June 30, 2013.

Redeemable Noncontrolling Interests
January 1, 2013	$47,215
Issuance of redeemable noncontrolling interests (1)	20,473
Net income attributable to redeemable noncontrolling interests	1,047
Payment of preferred return	(820)
June 30, 2013	$67,915

(1)	On June 7, 2013, the Company issued 2,047,300 redeemable noncontrolling interest units to settle the earnout obligation related to the City Center joint venture.
(11) Accumulated Other Comprehensive Income (Loss)
The following table indicates the changes and reclassifications affecting accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2013.

	Gain (Loss) on Cash Flow Hedges		Unrealized Gains and (Losses) on Available-for-sale Securities		Total
For the three months ended June 30, 2013:
Accumulated other comprehensive income (loss) - April 1, 2013	$(3,117)		$5,704		$2,587
Other comprehensive income before reclassifications	4,505		(2,080)		2,425
Amounts reclassified from other comprehensive income (loss) into income	369	(1)	(81)	(2)	288
Net current-period other comprehensive income (loss)	4,874		(2,161)		2,713
Accumulated other comprehensive income - June 30, 2013	$1,757		$3,543		$5,300

For the six months ended June 30, 2013:
Accumulated other comprehensive income (loss) - January 1, 2013	$(3,282)		$2,999		$(283)
Other comprehensive income before reclassifications	4,345		651		4,996
Amounts reclassified from other comprehensive income (loss) into income	694	(1)	(107)	(2)	587
Net current-period other comprehensive income (loss)	5,039		544		5,583
Accumulated other comprehensive income - June 30, 2013	$1,757		$3,543		$5,300

(1)	Included in interest expense on the consolidated statements of operations and other comprehensive income.

(2)	Included in realized gain on sale of marketable securities on the consolidated statements of operations and other comprehensive income.
(12) Income Taxes
The Company had no uncertain tax positions as of June 30, 2013 and December 31, 2012. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2013. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the six months ended June 30, 2013 and 2012. As of June 30, 2013, returns for the calendar years 2009, 2010 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

(13) Distributions
The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. During for the six months ended June 30, 2013 and 2012, the Company declared cash distributions, totaling $34,461 and $21,680, respectively.
(14) Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the common shares plus potential common shares issuable upon exercising options or other contracts. As of June 30, 2013, the Company's only potentially dilutive common share equivalents outstanding were the redeemable noncontrolling interests that could be converted to 6,758,854 common shares at future dates. Our consolidated joint venture may issue up to an additional 424,436 redeemable noncontrolling interest units to settle its earnout liability included in the Company's investment property acquisition obligation on the consolidated balance sheet (note 15). Such common share equivalents were excluded as they were antidilutive. The Company had no potentially dilutive common share equivalents outstanding as of June 30, 2012.
(15) Commitments and Contingencies
Nineteen of the Company’s properties have earnout components related to property acquisitions. The maximum potential earnout payment was $42,389 at June 30, 2013. The table below presents the change in the Company’s earnout liability for the six months ended June 30, 2013 and 2012.

	For the Six Months Ended June 30,
	2013	2012
Earnout liability – beginning of period, fair value	$70,580	$25,290
Increases:
Acquisitions	—	9,637
Amortization expense	1,766	1,005
Decreases:
Earnout settlement in cash payments	(14,715)	(4,736)
Earnout settlement in units (1)	(20,473)	—
Other:
Adjustments to acquisition related costs	(275)	(388)
Adjustments to building and improvements related to tenant improvements	283	—
Earnout liability – end of period, fair value	$37,166	$30,808

(1)	On June 7, 2013, the Company issued 2,047,300 redeemable noncontrolling interest units with a fair value of $20,473 to settle the earnout obligation related to the City Center joint venture.
The Company has provided a partial guarantee on certain financial obligations of our subsidiaries with an outstanding principal balance of $275,683. As of June 30, 2013, these guarantees totaled to an aggregate recourse amount of $95,499.
As of June 30, 2013, our consolidated joint ventures had $67,915 in redeemable noncontrolling interests that will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. The Company may be required to pay cash or issue common stock, at the Company's option, or a mixture of both if they are redeemed. See additional information relating to these redeemable noncontrolling interests in note 10.
The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

information, that the final outcome of such matters will not have a material adverse effect on the consolidated financial statements of the Company.
(16) Segment Reporting
The Company has one reportable segment as defined by U.S. GAAP for the three and six months ended June 30, 2013 and 2012. As the Company acquires additional properties in the future, we may add business segments and related disclosures if they become significant.
(17) Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2013 for potential recognition and disclosure in these consolidated financial statements.
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2013 through the close of business on August 31, 2013. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to $0.60 or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•
In July 2013, total distributions declared for the month of June 2013 were paid in the amount equal to $5,745, of which $2,329 was paid in cash and $3,416 was reinvested through the Company’s DRP, resulting in the issuance of an additional 359,619 shares of common stock.

•
In August 2013, total distributions declared for the month of July 2013 were paid in the amount equal to $5,953, of which $2,415 was paid in cash and $3,538 was reinvested through the Company’s DRP, resulting in the issuance of an additional 372,397 shares of common stock.

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
The following discussion and analysis relates to the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 and December 31, 2012. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report. Unless otherwise noted, all dollar amounts are stated in thousands, except share data, per share amounts, rent per square foot, and rent per unit.
Overview
We are a Maryland corporation sponsored by Inland Real Estate Investment Corporation (“IREIC” or the “Sponsor”), and formed to acquire and develop commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans made to third parties. Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders. At June 30, 2013, the Company owned 134 retail properties, four office properties, and two industrial properties collectively totaling 12.4 million square feet and two multi-family properties totaling 444 units. As of June 30, 2013, our combined portfolio had weighted average physical and economic occupancy of 95.9% and 97.3%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.
As of June 30, 2013 and 2012, annualized base rent per square foot averaged $13.66 and $13.68, respectively for all properties other than the multi-family properties and $11,956 and $11,538 per unit, respectively for the multi-family properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.
On August 24, 2009, we commenced our “best efforts” offering, to sell up to 500,000,000 shares of our common stock at a price equal to $10.00 per share on a “best efforts” basis. We were also authorized to sell up to 50,000,000 shares of our common stock at a price equal to $9.50 per share to stockholders who elected to participate in our distribution reinvestment plan, or “DRP.” The best efforts portion of the offering was completed on August 23, 2012. However, on July 19, 2012, we filed a registration statement with the SEC, under which we will continue to issue shares to existing stockholders pursuant to the DRP. We elected to be taxed as a REIT commencing with the tax year ended December 31, 2009 and intend to continue to qualify as a REIT for federal income tax purposes.
Market Outlook
Recent economic news has centered more around the Federal Reserve's (“Fed”) public statement about the economy than it has about the economy itself. First the Fed announced that the economy might be healthy enough for the Fed to consider reducing the scope of its bond buying program. The reaction was swift and resulted in a marked increase in long term interest rates. This significant increase in the cost of borrowing affected most businesses and home mortgages. One of the bright spots in the economy for the past year has been the housing market. The increase in borrowing costs to home owners was perceived as having a decidedly negative consequence in that sector. As a result, the Fed then went to great lengths to assure the public that it has the flexibility to alter its programs as needed. Its policy will reflect the greater needs of the economy. Further, that short term rates would be tied to some target unemployment rates and will likely remain at their current levels until at least 2015. The result of all this is that the rise in 10 year treasury rates of almost one percent in the past six months is still with us today. The capital markets understood that the days of the low interest rate policy may be gradually coming to an end.
Most would agree that government intervention to stabilize the economy was, at least to some degree, a necessity over the past several years. The Fed must now deal with the consequences of its actions. Namely, to determine how to time its gradual extrication from quantitative easing of current monetary policy without upsetting the upward trends in the housing and the job markets. It would be hard to think there will be significant economic growth in the short term. If that were to happen, the Fed would certainly focus on controlling the rate of inflation and adjust interest rates accordingly. We therefore believe the current market outlook is for gradual, but unsteady growth in the economy as a whole, for the foreseeable future.
Cost of capital can have a disproportionate effect in our industry as compared to business in general. Our company, as with most Real Estate Investment Trusts is a significant user of debt. While we have operated well within our target range of 55% leverage and kept our borrowing costs very low, we will use new debt to help finance future acquisitions. Over time, real estate pricing adjusts relative to, among other factors, prevailing interest rates in the market place. Whenever interest rates move up or down quickly as has recently happened, it takes a while for the market to react. Such will be the current challenge for us in finding suitably priced properties which we can acquire.
Fortunately from an operational standpoint, our debt maturities are staged well into the future. Thus, we do not expect to experience a significant increase in borrowing costs in the near term. As has been the case for several quarters, on a property by property basis our net income continues to be very steady. The combination of high occupancy levels, a steady income stream and relatively low borrowing costs causes us to be optimistic about the performance of our company. Accordingly, like the economy in general ,we do not expect any significant changes and we believe we will generate steady returns as we go forward.
Liquidity and Capital Resources
General
Our principal demands for funds are to acquire real estate and real estate-related assets, to pay capital expenditures including tenant improvements, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders. We seek to fund our cash needs for items other than asset acquisitions, capital expenditures and related financings from operations. Our cash needs for acquisitions (including any contingent earnout payments), capital improvements and related financings have been funded primarily from the sale of our shares, including through our DRP, as well as debt financings. Our primary source to fund our future cash needs, including cash to fund earnout payments, are expected to come from our undistributed cash flow from operations and proceeds from our DRP as well as secured or unsecured financings, including proceeds from lines of credit. The maximum total earnout payments which are expected to be paid in cash, issuance of redeemable noncontrolling interests by our consolidated joint ventures or from proceeds from mortgages payable during the next three years related to our acquisitions was $42,389 at June 30, 2013 and will not materially affect our liquidity. During the six months ended June 30, 2013, we paid $3,018 related to construction in progress, capital expenditures and tenant improvements. We anticipate capital expenditures including tenant improvements to further increase in future years relating to signing new leases as our tenant's leases expire and as our properties age. These costs may be material.
As of June 30, 2013, $52,500 was outstanding on our line of credit with an interest rate of 1.90% per annum. We may borrow, on an unsecured basis, up to $105,000 on the line of credit. Our general strategy is to target borrowing 55% of the total value of our assets on a portfolio basis. As of June 30, 2013, our borrowings did not exceed our target of 55% of the total value of our assets. For these purposes, the value of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is the later to occur. Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of June 30, 2013, our borrowings did not exceed 300% of our net assets and we had a principal balance outstanding on mortgage loans of $1,167,225 with a weighted average stated interest rate including interest rate swaps of 4.35% per annum. As of June 30, 2013, we had $239,238 or 19.38% of our total debt that bore interest at variable rates, of which $50,140 matures in the last six months of 2013. We plan to refinance the maturing variable rate loan with a new loan upon maturity. There is no assurance that we will be able to refinance before the loan maturity date. We do not have any variable interest debt maturing in 2014. As of June 30, 2013, we had $7,982 of fixed rate debt maturing by the end of 2014. See “Quantitative and Qualitative Disclosures About Market Risk” below.
As of June 30, 2013, our consolidated joint ventures had issued $67,915 in noncontrolling interests that will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. We may be required to pay cash or issue common stock, at our option, or a mixture of both if they are redeemed.
As of June 30, 2013, we had invested $38,518 in marketable securities, primarily in real estate-related equity securities issued by publicly traded companies and publicly traded corporate bonds and had borrowed $13,533 on margin.
As of June 30, 2013 and December 31, 2012, we owed $2,313 and $2,532, respectively, to our Sponsor and its affiliates for business management fees not otherwise waived, advances from these parties used to pay administrative costs and certain accrued expenses which are included in due to related parties on the consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.
Distributions
We generated sufficient cash flow from operations, determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), to fully fund distributions paid during the six months ended June 30, 2013. Cash retained by us of $164 from the waiver of the business management fee for the six months ended June 30, 2013 by our Business Manager had the effect of increasing cash flow from operations for this period because we did not have to use cash to pay the fee. However, even if the Business Manager had not waived this business management fee during the six months ended June 30, 2013, we would have still generated sufficient cash flow from operations to fund the distributions paid for the period. There is no assurance that any deferral or waiver of any fee or reimbursement will be available to fund distributions in the future.
We intend to fund cash distributions to our stockholders from cash generated by our operations. Cash generated by operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP or our taxable income for federal income tax purposes. If we are unable to generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions, some or all of our distributions may be paid from cash flow generated from investing activities, including the net proceeds from the sale of our assets. In addition, we may fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers or waives all, or a portion, of its business management fee, or waives its right to be reimbursed for certain expenses. As noted above a deferral or waiver of any fee or reimbursement owed to our Business Manager has the effect of increasing cash flow from operations for the relevant period because we do not have to use cash to pay any fee or reimbursement which was deferred or waived during the relevant period. We will, however, use cash in the future if we pay any fee or reimbursement that was deferred. Neither our Business Manager nor IREIC has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer or waive any portion of its business management fee or reimbursements. Further, there is no assurance that these other sources will be available to fund distributions.
We have not funded any distributions from the net proceeds from the sale of our shares. In addition, we have not funded any distributions from the proceeds generated by borrowings, and do not intend to do so.
We intend to continue paying distributions for future periods in the amounts and at times as determined by our board of directors.

During the six months ended June 30, 2013 and 2012, we paid distributions in the amount of $34,547 and $20,287, respectively. These distributions were funded from cash flows from operations determined in accordance with U.S. GAAP.
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP.
A summary of the distributions declared, distributions paid and cash flows used in operations for the six months ended June 30, 2013 and 2012 follows:

Distributions Paid
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Funds From Operations (2)
2013	$34,461	$0.30	$13,761	$20,786	$34,547	$40,698	$44,202
2012	$21,680	$0.30	$8,028	$12,259	$20,287	$24,341	$21,944

(1)	Assumes a share was issued and outstanding each day during the period.

(2)	Funds from operations is defined in the following section.
Share Repurchase Program
We have a share repurchase program that provides limited liquidity to eligible stockholders. During the six months ended June 30, 2013, we we received requests to repurchase 449,142 and used $4,323 to repurchase all 449,142 requested shares at an average per share repurchase price during this period of $9.63. Since the start of the program through June 30, 2013, we have used $14,827 to repurchase an aggregate of 1,551,066 shares. These repurchases were funded from proceeds from our distribution reinvestment plan.
Cash Flow Analysis

	For the Six Months Ended June 30,
	2013	2012
Net cash flows provided by operating activities	$40,698	$24,341
Net cash flows used in investing activities	$(8,479)	$(319,774)
Net cash flows (used in) provided by financing activities	$(34,434)	$395,819
Net cash provided by operating activities was $40,698 and $24,341 for the six months ended June 30, 2013 and 2012, respectively. The funds generated in 2013 and 2012 were primarily from property operations from our real estate portfolio. The increase from 2012 to 2013 is due to the growth of our real estate portfolio and related, full period, property operations in 2013.
Net cash flows used in investing activities was $8,479 and $319,774 for the six months ended June 30, 2013 and 2012, respectively. We used $15,945 and $301,329 during the six months ended June 30, 2013 and 2012, respectively, to purchase properties. We had $8,722 provided by repayment of notes receivables during the six months ended June 30, 2013, and used $16,313 to purchase marketable securities during the six months ended June 30, 2012.
Net cash flows (used in) provided by financing activities was $(34,434) and $395,819 for the six months ended June 30, 2013 and 2012, respectively. Of these amounts, cash flows from financing activities of $20,786 and $12,259, resulted from the sale of our common stock through our DRP during the six months ended June 30, 2013 and 2012, respectively. We used $34,547 and $20,287 during the six months ended June 30, 2013 and 2012, respectively, to pay distributions to our stockholders. In 2012, we also generated $307,468 through our “best efforts” offering which was completed on August 23, 2012. During the six months ended June 30, 2013, we used $14,694 to pay principal on our outstanding mortgage debt and to pay down our credit facility and securities margin payable. During the six months ended June 30, 2012, we generated $120,243 and $15,596, from net loan proceeds from borrowings secured by properties in our portfolio and from net borrowings from securities margin debt, respectively. We also used $31,163 to pay offering costs in the six months ended June 30, 2012.

Results of Operations
The following discussions are based on our consolidated financial statements for the six months ended June 30, 2013 and 2012.
These sections describe and compare our results of operations for the six months ended June 30, 2013 and 2012. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income. Property net operating income, a non-U.S. GAAP measure, is also meaningful as an indicator of the effectiveness of our management of properties because property net operating income excludes certain items that are not reflective of the effectiveness of our management, such as depreciation and amortization and interest expense.
Comparison of the three months ended June 30, 2013 and 2012
A total of 54 of our investment properties were acquired on or before April 1, 2012 and represent our “same store” properties during the three months ended June 30, 2013 and 2012. “Other investment properties,” as reflected in the table below, include one redevelopment and properties acquired after April 1, 2012. For the three months ended June 30, 2013 and 2012, 88 and 30 properties were included in “other investment properties,” respectively. The following table presents the property net operating income (reconciled to U.S. GAAP net income) broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended June 30, 2013 and 2012 along with a reconciliation to net (loss) income attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three Months Ended June 30,
	2013	2012
Property operating revenue:
“Same store” investment properties, 54 properties:
Rental income	$22,443	$21,948
Tenant recovery income	5,187	5,138
Other property income	503	525
Other investment properties:
Rental income	20,624	1,480
Tenant recovery income	3,765	257
Other property income	501	18
Total property income	53,023	29,366

Property operating expenses:
“Same store” investment properties, 54 properties:
Property operating expenses	4,777	4,233
Real estate taxes	3,387	3,109
Other investment properties:
Property operating expenses	3,788	198
Real estate taxes	2,018	151
Total property operating expenses	13,970	7,691

Property net operating income:
“Same store” investment properties, 54 properties	19,969	20,269
Other investment properties	19,084	1,406
Total property net operating income	39,053	21,675

Other income:
Tenant recovery income related to prior periods	(59)	(99)
Straight-line rents	1,504	632
Amortization of lease intangibles	(928)	(720)
Interest and dividend income	939	587
Realized gain on sale of marketable securities	81	2
Equity in income of unconsolidated entities	58	246
Total other income	1,595	648

Other expenses:
Bad debt expense	176	140
Depreciation and amortization	22,127	11,251
General and administrative expenses	2,158	968
Acquisition related costs	126	1,197
Interest expense	13,311	7,273
Business management fee	3,687	500
Total other expenses	41,585	21,329

Net (loss) income	(937)	994

Less: net income attributable to noncontrolling interests	—	(4)
Less: net income attributable to redeemable noncontrolling interests	(546)	—
Net (loss) income attributable to common stockholders	$(1,483)	$990

On a “same store” basis, comparing the results of operations of the investment properties owned during the three months ended June 30, 2013 with the results of the same investment properties during the three months ended June 30, 2012, property net operating income decreased $300 with total property income increasing $522 and total property operating expenses which includes real estate tax increasing $822 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. These variances are explained by each component below.
Rental income increased $495 on a “same store” basis for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to the effect of new tenants related to our earnout closings, taking occupancy of previously vacant spaces. As of June 30, 2013 and 2012, our “same store” weighted average physical occupancy increased to 95.6% from 94.9%, respectively. As of June 30, 2013 and 2012, our “same store” weighted average economic occupancy decreased to 96.6% from 97.5%, respectively. On an aggregate portfolio basis, rental income increased $19,639, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, reflecting an increase in rental income from our other investment properties during the three month period. The increase is a result of the 88 investment properties acquired after April 1, 2012.
Tenant recovery income increased $49 on a “same store” basis for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to increases in the recoverable property operating expenses and real estate taxes which resulted in us recognizing more recovery income. On an aggregate portfolio basis, tenant recovery income increased $3,557 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, reflecting an increase in tenant recovery income on other investment properties. The increase is a result of the 88 investment properties acquired after April 1, 2012.
Other property income decreased $22 on a “same store” basis, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. On an aggregate portfolio basis, other property income increased $461 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase is a result of the 88 investment properties acquired after April 1, 2012.
Property operating expenses increased $544 on a “same store” basis, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to an increase in property repairs and maintenance costs during the three months ended June 30, 2013. On an aggregate portfolio basis, total property operating expenses increased $4,134 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase is a result of the 88 investment properties acquired after April 1, 2012.
Real estate tax expense increased $278 on a “same store” basis, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase in real estate tax expense during the three months ended June 30, 2013 can be attributed to increases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $2,145 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase is a result of the 88 investment properties acquired after April 1, 2012.
Total other income increased $947 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to an increase in interest and dividend income which is a result of the increased investment in our marketable securities portfolio and an increase in straight line rent from a greater number of properties in our portfolio. This increase was partially offset by an increase in amortization of lease intangibles from a greater number of properties in our portfolio and write-offs of certain acquired above market lease intangibles.
Bad debt expense increased $36 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures, which were insignificant. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.
Depreciation and amortization increased $10,876 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from 84 properties owned as of June 30, 2012, compared to 142 properties owned as of June 30, 2013.
General and administrative expenses increased $1,190 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase is primarily due to incremental increases resulting from the growth of the portfolio. Additionally for the three months ended June 30, 2013, $554 of costs have been incurred related to evaluating potential liquidity options as previously disclosed.
Acquisition costs decreased $1,071 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a decrease in the number of potential and actual acquisitions we pursued during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and adjustments related to a decrease in estimated deferred investment property obligations due to changes in the underlying liability assumptions where we are expected to pay less than originally anticipated.

Interest expense increased $6,038 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase in interest expense is primarily due to a $584,482 increase in mortgage payables, credit facility and security margin payable from June 30, 2012 to June 30, 2013.
Business management fee was $3,687 and $500 for the three months ended June 30, 2013 and 2012, respectively.
Comparison of the six months ended June 30, 2013 and 2012
A total of 48 of our investment properties were acquired on or before January 1, 2012 and represent our “same store” properties during the six months ended June 30, 2013 and 2012. “Other investment properties,” as reflected in the table below, include one redevelopment and properties acquired after January 1, 2012. For the six months ended June 30, 2013 and 2012, 94 and 36 properties were included in “other investment properties”, respectively. The following table presents the property net operating income (reconciled to U.S. GAAP net income) broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the six months ended June 30, 2013 and 2012 along with a reconciliation to net (loss) income attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Six Months Ended June 30,
	2013	2012
Property operating revenue:
“Same store” investment properties, 48 properties:
Rental income	$38,492	$38,141
Tenant recovery income	8,290	8,308
Other property income	971	1,199
Other investment properties:
Rental income	47,426	4,985
Tenant recovery income	10,067	1,281
Other property income	3,376	23
Total property income	108,622	53,937

Property operating expenses:
“Same store” investment properties, 48 properties:
Property operating expenses	8,148	7,707
Real estate taxes	5,271	5,054
Other investment properties:
Property operating expenses	8,991	730
Real estate taxes	5,790	929
Total property operating expenses	28,200	14,420

Property net operating income:
“Same store” investment properties, 48 properties	34,334	34,887
Other investment properties	46,088	4,630
Total property net operating income	80,422	39,517

Other income:
Tenant recovery income related to prior periods	21	(330)
Straight-line rents	3,232	1,178
Amortization of lease intangibles	(1,848)	(1,401)
Interest and dividend income	1,758	974
Realized gain on sale of marketable securities	107	2
Equity in income of unconsolidated entities	213	255
Total other income	3,483	678

Other expenses:
Bad debt expense	814	315
Depreciation and amortization	45,480	20,624
General and administrative expenses	4,115	1,935
Acquisition related costs	156	1,632
Interest expense	26,384	13,847
Business management fee	7,187	500
Total other expenses	84,136	38,853

Net (loss) income	(231)	1,342

Less: net income attributable to noncontrolling interests	—	(14)
Less: net income attributable to redeemable noncontrolling interests	(1,047)	—
Net (loss) income attributable to common stockholders	$(1,278)	$1,328

On a “same store” basis, comparing the results of operations of the investment properties owned during the six months ended June 30, 2013 with the results of the same investment properties during the six months ended June 30, 2012, property net operating income decreased $553 with total property income increasing $105 and total property operating expenses including real estate tax expense increased $658 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. These variances are explained by each component below.
Rental income increased $351 on a “same store” basis for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to the effect of new tenants taking occupancy of previously vacant spaces. As of June 30, 2013 and 2012, our “same store” weighted average physical occupancy increased to 94.9% from 94.3%, respectively. As of June 30, 2013 and 2012, our “same store” weighted average economic occupancy decreased to 96.0% from 97.0%, respectively. On an aggregate portfolio basis, rental income increased $42,792, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, reflecting an increase in rental income from our other investment properties during the six month period. The increase is a result of the 94 investment properties acquired after January 1, 2012.
Tenant recovery income decreased $18 on a “same store” basis for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to an decrease in the recovery percentage which resulted in us recognizing less recovery income. On an aggregate portfolio basis, tenant recovery income increased $8,768 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, reflecting an increase in tenant recovery income on other investment properties. The increase is a result of the 94 investment properties acquired after January 1, 2012.
Other property income decreased $228 on a “same store” basis, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a decrease in termination fee income. On an aggregate portfolio basis, other property income increased $3,125 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase is primarily due to termination fee income of $2,220 included in the six months ended June 30, 2013.
Property operating expenses increased $441 on a “same store” basis, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to an increase in property repairs and maintenance costs during the six months ended June 30, 2013 as compared to the prior period. On an aggregate portfolio basis, total property operating expenses increased $8,702 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase is a result of the 94 investment properties acquired after January 1, 2012.
Real estate tax expense increased $217 on a “same store” basis, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase in real estate tax expense during 2013 can be attributed to increases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $5,078 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase is a result of the 94 investment properties acquired after January 1, 2012.
Total other income increased $2,805 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to an increase in interest and dividend income which is a result of increased investments in our marketable securities portfolio and an increase in straight line rent from a greater number of properties in our portfolio. This increase was partially offset by an increase in amortization of lease intangibles from a greater number of properties in our portfolio and write-offs of certain acquired above market lease intangibles.
Bad debt expense increased $499 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures, which were insignificant. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.
Depreciation and amortization increased $24,856 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from 84 properties owned as of June 30, 2012, compared to 142 properties owned as of June 30, 2013.
General and administrative expenses increased $2,180 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase is primarily due to incremental increases resulting from the growth of the portfolio. Additionally for the six months ended June 30, 2013, $554 of costs have been incurred related to evaluating potential liquidity options as previously disclosed.
Acquisition costs decreased $1,476 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a decrease in the number of potential and actual acquisitions we pursued during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, and adjustments related to a decrease in estimated deferred investment property obligations due to changes in the underlying liability assumptions where we are expected to pay out less than originally anticipated.

Interest expense increased $12,537 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase in interest expense is primarily due to a $584,482 increase in mortgage payables, credit facility and security margin payable from June 30, 2012 to June 30, 2013.
Business management fee was $7,187 and $500 for the six months ended June 30, 2013 and 2012, respectively. The Business Manager could have been paid a business management fee in the amount equal to $7,351, but the Business Manager permanently waived $164 of potential fees it may have earned.
Funds from Operations and Modified Funds from Operations
The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, the presentation of operating results for a REIT using historical cost accounting alone may be less informative and insufficient. Therefore, we utilize certain non-U.S. GAAP supplemental performance measures due to certain unique operating characteristics of real estate companies. One non-U.S. GAAP supplemental performance measure that we consider is known as funds from operations, or “FFO.” The National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property, adding back real estate impairment charges and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent. From inception through June 30, 2013, we have not had any impairment charges and, therefore, no adjustments to FFO have been necessary for impairment charges. We believe our FFO calculation complies with NAREIT's definition described above.
Changes in the accounting and reporting promulgations under U.S. GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and certain other changes to U.S. GAAP accounting for real estate intangible assets subsequent to the establishment of NAREIT's definition of FFO have impacted the reporting of operating income. Specifically, acquisition fees and expenses for all industries are accounted for as operating expenses and no longer capitalized as they were prior to 2009. We do not pay acquisition fees to our Business Manager or its affiliates, but we do incur acquisition related costs. Under U.S. GAAP, acquisition related costs are characterized as operating expenses in determining operating income. These expenses are paid in cash by us, and therefore reduce net income and cash available to be distributed to our stockholders. The acquisition of real estate assets, and the corresponding expenses associated with that process, was a key operational feature of our business plan enabling us to generate operating income and cash flow and make distributions to our stockholders. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity, and thus incur significant acquisition related costs, during their initial years of investment and operation. Although other start up entities likewise may engage in significant acquisition activity during their initial years, REITs such as us that are not listed on an exchange are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. More specifically, as disclosed elsewhere herein, we used the proceeds raised in our “best efforts” offering to acquire properties. Because the offering is completed, our acquisition activity is expected to decline, and acquisition related costs are likewise expected to decrease in future periods. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or “IPA,” an industry trade group, has standardized a measure known as modified funds from operations, or “MFFO”, which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.
MFFO excludes costs that are more reflective of investing activities, some of which are acquisition related costs that affect our operations only in periods in which properties are acquired, and other non-operating items that are included in FFO. By excluding expensed acquisition related costs, the use of MFFO provides information consistent with the operating performance of the properties in our portfolio. Additionally, fair value adjustments including impairments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, may not be directly related or attributable to our current operating performance. By excluding such market changes that may reflect anticipated and unrealized gains or losses, we believe that MFFO may provide both investors and analysts, on a going forward basis, an indication of our operating performance. Because MFFO may be a recognized measure of operating performance within the non-listed REIT industry, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. MFFO is not equivalent to our net income or loss as determined under U.S. GAAP as detailed in the table below, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of properties. Our disclosure of MFFO and the adjustments used to calculate it presents our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, and that may be useful to investors. MFFO should only be used to compare our operating performance during our “best efforts” offering to our current operating performance, because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties were acquired. We did not pay acquisition fees to our Business Manager or its affiliates which would be classified as acquisition related costs under U.S. GAAP.
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
However, the calculation of FFO and MFFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO and MFFO whereas items that are expensed reduce FFO and MFFO. Consequently, our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. Neither FFO nor MFFO represent cash flows from operations as defined by U.S. GAAP, are not indicative of cash available to fund all cash flow needs or liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. Management uses FFO and MFFO for several reasons. We use FFO and MFFO to compare our operating performance to that of other REITs, to assess our historical operating performance, and we compute FFO and MFFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives.
We believe that the use of FFO and MFFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. However, FFO and MFFO, should not be construed to be equivalent to or a substitute for U.S. GAAP net income or in its applicability in evaluating our operating performance. U.S. GAAP measures should be construed as more relevant measures of financial performance and considered more prominently than the non-U.S. GAAP FFO and MFFO measures and the adjustments to U.S. GAAP in calculating FFO and MFFO. However, we believe that the U.S. GAAP measures and the non-U.S. GAAP FFO and MFFO measures taken together do provide a useful presentation of our operating performance.
Presentation of this information is intended to provide information which may be useful to investors as they compare the operating performance of different REITs and to give investors insight into our historical operations, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. The exclusion of impairments limits the usefulness of FFO and MFFO as a historical operating performance measure because an impairment charge indicates that the applicable property's operating performance may have been permanently affected.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that the company uses to calculate FFO or MFFO. In the future, the SEC or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we might have to adjust the calculations and characterization of FFO or MFFO.
For the six months ended June 30, 2013 and 2012, we paid distributions of $34,547 and $20,287, respectively. For the six months ended June 30, 2013 and 2012, we generated FFO of $44,202 and $21,944, respectively, MFFO of $42,867 and $23,799, respectively and cash flow from operations of $40,698 and $24,341, respectively.

The table below represents a reconciliation of our net (loss) income attributable to common stockholders to FFO and MFFO for six months ended June 30, 2013 and 2012 (dollars in thousands, except per share amounts):

	Six Months Ended June 30,
	2013	2012
Net (loss) income attributable to common stockholders	$(1,278)	$1,328
Add:
Depreciation and amortization related to investment properties	45,480	20,624
Less:
Noncontrolling interest’s share of depreciation and amortization related to investment properties	—	(8)
Funds from operations (FFO)	$44,202	$21,944
Add:
Acquisition related costs (1)	156	1,632
Amortization of acquired above and below market leases, net (2)	1,848	1,401
Noncontrolling interest’s share of amortization of acquired below market leases and straight-line rental income	—	2
Less:
Straight-line rental income (3)	(3,232)	(1,178)
Realized gain on sale of marketable securities (4)	(107)	(2)
Modified funds from operations (MFFO)	$42,867	$23,799

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

The acquisition of real estate assets, and the corresponding expenses associated with that process, is an operational feature of our business plan in order to generate additional operating income and cash flow. By excluding expensed acquisition costs, MFFO may provide useful supplemental information for each type of real estate investment that is consistent with management's analysis of the investing and operating performance of our properties. Such information may be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. Acquisition related costs include payments to affiliates of our Business Manager or third parties; however, we do not pay acquisition fees to our Business Manager or its affiliates. Acquisition related costs under U.S. GAAP are considered operating expenses and are included in the determination of net income and income from continuing operations, both of which are performance measures under U.S. GAAP. These expenses are paid in cash by us, and therefore reduces the cash that will be available to distribute to our stockholders. All paid and accrued acquisition related costs will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us. Because our “best efforts” offering is completed, management believes that acquisition related costs will not be a significant cost to us going forward.

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

(4)
We have adjusted for gains or losses included in net (loss) income from the sale of securities holdings where trading of such holdings is not a fundamental attribute of the business plan because they are items that may not be reflective of on-going operations.

Select Property Information
The following table sets forth a summary, as of June 30, 2013, of lease expirations scheduled to occur during each of the calendar years from 2013 to 2017 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to June 30, 2013 and does not include multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2013 (remainder of year) (b)	76	174,811	1.5%	$4,072	2.3%	$23.29
2014	115	377,917	3.2%	8,041	4.5%	21.28
2015	109	337,719	2.8%	6,608	3.7%	19.57
2016	138	538,945	4.5%	9,101	5.1%	16.89
2017	149	833,220	7.0%	14,615	8.2%	17.54
Thereafter	519	9,673,554	81.0%	136,084	76.2%	14.07
Leased Total	1,106	11,936,166	100.0%	$178,521	100.0%	$14.96

(a)	Represents the base rent in place at the time of lease expiration.

(b)	Includes month-to-month leases.
The following table sets forth our top five tenants in our portfolio based on annualized base rent for leases in-place on June 30, 2013 and does not include multi-family leases.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent per Square Foot
Kohl’s Department Stores Inc.	10	832,839	6.7%	$7,587	4.3%	$9.11
Walgreens	14	204,167	1.6%	7,299	4.2%	35.75
Dollar General	44	502,721	4.1%	5,077	2.9%	10.10
PetSmart	15	281,848	2.3%	4,267	2.4%	15.14
Ross Dress For Less	12	342,967	2.8%	3,757	2.2%	10.95
Top Five Tenants	95	2,164,542	17.5%	$27,987	16.0%	$12.93

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place on June 30, 2013.

Tenant Type	Square Footage Including Multi-family Units	Percent of Total Square Footage
Dollar stores and off price clothing	2,125,493	17.3%
Grocery	1,412,151	11.5%
Lifestyle, health clubs, books and phones	1,274,890	10.3%
Department	1,143,032	9.3%
Home Improvement	768,894	6.2%
Restaurants and fast food	723,059	5.9%
Clothing and accessories	688,496	5.6%
Home goods	674,689	5.5%
Sporting goods	607,065	4.9%
Multi-family	431,331	3.5%
Consumer services, salons, cleaners and banks	427,016	3.5%
Industrial	416,815	3.4%
Commercial office	409,490	3.3%
Pet supplies	406,285	3.2%
Health, doctors and health food	393,930	3.2%
Electronics	254,276	2.1%
Other	161,460	1.3%
Total	12,318,372	100.0%
Critical Accounting Policies
Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 13, 2013, under the heading “Critical Accounting Policies.”
Contractual Obligations
We have entered into mortgage loans which may require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2013, all of the mortgages were current in payments and we were in compliance with such covenants.
We have provided a partial guarantee on certain financial obligations of our subsidiaries with an outstanding principal balance of $275,683. As of June 30, 2013, these guarantees totaled to an aggregate recourse amount of $95,499.
From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit of generally one to three years and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of June 30, 2013 and December 31, 2012, we had liabilities of $37,166 and $70,580, respectively, recorded on the consolidated balance sheet as deferred investment property acquisition obligations. The maximum potential payment is $42,389 at June 30, 2013.
As of June 30, 2013, our consolidated joint venture's had $67,915 in redeemable noncontrolling interests that will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. We may be required to pay cash or issue common stock, at our option, or a mixture of both if they are redeemed.
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

	June 30, 2013	December 31, 2012
Total assets	$2,348,576	$2,393,523
Mortgages, credit facility and securities margin payable	$1,234,581	$1,249,422
	For the Six Months Ended June 30,
	2013	2012
Total income	$110,027	$53,384
Net (loss) income attributable to common stockholders	$(1,278)	$1,328
Net (loss) income attributable to common stockholders per common share, basic and diluted (a)	$(0.01)	$0.02
Distributions declared to common stockholders	$34,461	$21,680
Distributions per weighted average common share (a)	$0.30	$0.30
Cash flows provided by operating activities	$40,698	$24,341
Cash flows used in investing activities	$(8,479)	$(319,774)
Cash flows (used in) provided by financing activities	$(34,434)	$395,819
Weighted average number of common shares outstanding, basic and diluted	115,820,079	72,662,352

(a)
The net (loss) income attributable to common stockholders, per common share basic and diluted is based upon the weighted average number of common shares outstanding for the six months ended June 30, 2013 and 2012, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Subsequent Events
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2013 through the close of business on August 31, 2013. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to $0.60 or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•
In July 2013, total distributions declared for the month of June 2013 were paid in the amount equal to $5,745, of which $2,329 was paid in cash and $3,416 was reinvested through the Company’s DRP, resulting in the issuance of an additional 359,619 shares of common stock.

•
In August 2013, total distributions declared for the month of July 2013 were paid in the amount equal to $5,953, of which $2,415 was paid in cash and $3,538 was reinvested through the Company’s DRP, resulting in the issuance of an additional 372,397 shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollar amounts are stated in thousands.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. Including derivative financial instruments, we currently have limited exposure to financial market risks through fixing our interest rates on all long-term debt as of June 30, 2013 except some mortgages payable, the securities margin payable and the credit facility. As of June 30, 2013, we had outstanding debt, which is subject to fixed interest rates and variable rates of $994,020 and $239,238, respectively, bearing interest at weighted average interest rates equal to 4.66% per annum and 2.29% per annum, respectively, including the effect of interest rate swaps. As of June 30, 2013, we had $7,982 of fixed rate debt maturing by the end of 2014.
If market rates of interest on all non-hedged debt which is subject to variable rates as of June 30, 2013 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease future earnings and cash flows by approximately $2,392 annually. If market rates of interest on all non-hedged debt which is subject to variable rates as of June 30, 2013 permanently decreased by 1% (100 basis points), the decrease in interest expense on all debt would increase future earnings and cash flows by the same amount.
We use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and investments in commercial mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. We have used derivative financial instruments to hedge against interest rate fluctuations, we are exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We will seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful.
Our board has established policies and procedures regarding our use of derivative financial instruments for purposes of fixing or capping floating interest rate debt if it qualifies as an effective hedge pursuant to U.S. GAAP for principal amounts up to $50,000 per transaction.
Derivatives
The following table summarizes our interest rate swap contracts outstanding as of June 30, 2013:

Date Entered		Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of June 30, 2013
March 11, 2011		April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$(380)
June 22, 2011		June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	13,359	(496)
October 28, 2011		November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	10,837	(242)
May 9, 2012		May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	10,150	(40)
June 13, 2012	(1)	June 10, 2011	December 10, 2018	5.17%	1 month LIBOR	49,391	(3,483)
July 24, 2012		July 26, 2012	July 20, 2017	3.09%	1 month LIBOR	4,677	39
October 1, 2012		April 1, 2014	March 29, 2019	3.85%	1 month LIBOR	45,000	1,045
October 2, 2012		October 4, 2012	October 1, 2017	3.73%	1 month LIBOR	24,750	181
October 4, 2012		October 4, 2012	October 3, 2019	3.15%	1 month LIBOR	10,808	332
December 20, 2012		December 20, 2012	December 20, 2017	3.36%	1 month LIBOR	9,900	104
February 14, 2013		February 14, 2013	December 31, 2022	4.25%	1 month LIBOR	14,900	394
					Total	$203,122	$(2,546)

(1)	Assumed at the time of acquisition of Walgreens NE Portfolio with a then fair value of ($5,219).

Securities Price Risk
Securities price risk is the risk that we will incur economic losses due to adverse changes in equity and debt security prices. Our exposure to changes in equity and debt security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, and general market conditions. Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk.
While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of June 30, 2013.

	Cost	Fair Value	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity securities	$26,148	$29,414	$32,355	$26,473
Debt securities	8,827	9,104	10,014	8,194
Total marketable securities	$34,975	$38,518	$42,369	$34,667
Item 4. Controls and Procedures
Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred a net loss on a U.S. GAAP basis in two of the last three years. Our losses can be attributed, in part, to startup costs and expenses incurred while we increased the size of our portfolio. In addition, depreciation and amortization substantially reduced our net income on a U.S. GAAP basis. If we incur net losses in the future, our financial condition, operations, cash flow, and our ability to pay our debt service and pay distributions to our stockholders may be materially and adversely affected. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of an investor’s investment could decline substantially. We were formed in June 2008 and, as of June 30, 2013, had acquired 134 retail properties, four office properties, two industrial properties and two multi-family properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.
Actions of our joint venture partners could negatively impact our performance.
As of June 30, 2013, we had entered into four joint ventures with unaffiliated third parties, and may enter into additional joint ventures in the future. As noted below we are not, and generally do not expect to be, in a position to exercise sole decision-making authority regarding the, joint ventures. Consequently, our joint venture investments may involve risks not otherwise present with other methods of investment in real estate. Per the terms of each of the joint venture operating agreements, we have the right to manage the joint venture business property operations on a day to day basis. However, we may need the approval of our joint venture partners in order to sell or refinance the properties, subject to the terms of the joint venture agreements. If we determine that it is in our best interest to either sell or refinance any one of the joint venture properties and our joint venture partners do not provide their approval, our ability to achieve our goals in regard to such investments may be restricted. If we enter into additional joint ventures in the future, we may be subject to similar or other restrictions with regard to those joint ventures.
Our joint ventures have and may continue to issue redeemable noncontrolling interests to our current and future joint venture partners. These redeemable noncontrolling interests can be redeemed in the future for cash or common stock of the Company at the Company's option. This may cause cash restraints on us which may, among other things, limit our ability to pay distributions. If these redeemable noncontrolling interests are redeemed for common shares it may cause dilution of the common shares outstanding.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. At June 30, 2013, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions, exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.
We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.
Recent economic conditions may cause our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. The retail sector in particular has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. As of June 30, 2013, retail properties represented approximately 91.8% of our real property portfolio, based on aggregate purchase price paid at closing. We cannot provide assurance that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
Certain of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.
As of June 30, 2013, approximately 4.3% and 4.2% of our consolidated annualized base rental revenue was generated from leases with Kohl’s Department Stores, Inc. and Walgreens, respectively and the top five tenants in our portfolio totaled 16.0% of our annualized base rental revenue. If any of these tenants were to cease paying rent or fulfilling their other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.
Leases representing approximately 1.5% (excluding multi-family units) of our portfolio square footage are scheduled to expire in 2013. We may be unable to renew leases or lease vacant space at favorable rates or at all.
As of June 30, 2013, leases representing approximately 1.5% (excluding multi-family units) of our portfolio were scheduled to expire in 2013, and an additional 4% (excluding multi-family units) of the square footage of our portfolio was available for lease as of June 30, 2013. We may be unable to extend or renew any of the expiring leases, or we may be able to re-lease these spaces only at rental rates equal to or below existing rental rates. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no compensation to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.
Geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the real estate markets of those areas.
As of June 30, 2013, approximately 15.1% and 12.0% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida and Nevada, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
We have borrowed money, including under our line of credit, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of June 30, 2013, we had $239,238 or 19.38% of our total debt that bore interest at variable rates, of which $50,140 matures in 2013. As of June 30, 2013, we had $7,982 of fixed rate debt maturing by the end of 2014.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
The terms of any loan that we may enter into may preclude us from pre-paying the principal amount of the loan or could restrict us from selling or otherwise disposing of or refinancing properties. For example, lock-out provisions may prohibit us from reducing the outstanding indebtedness secured by any of our properties, refinancing this indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness secured by our properties. Lock-out provisions could impair our ability to take other actions during the lock-out period. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders. As of June 30, 2013, we had 29 loans with lock-out provisions in effect totaling $454,003 or approximately 38.9% of our total mortgage debt.

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
The share repurchase program will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program. In the event that we amend, suspend or terminate the share repurchase program, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the Securities and Exchange Commission on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion at any time and from time to time to reject any requests for repurchases. For ordinary repurchases, shares repurchased through the share repurchase program are fully funded from proceeds generated through the distribution reinvestment plan. For the six months ended June 30, 2013 and 2012, we processed all of the requests we received for share repurchases.
The table below outlines the shares of common stock we repurchased, all of which were ordinary and exceptional and repurchased pursuant to our share repurchase program during the quarter ended June 30, 2013.

	Total Requests Received for Shares Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2013	77,307	77,307	$9.73	77,307	(1)
May 2013	114,200	114,200	$9.54	114,200	(1)
June 2013	66,230	66,230	$9.65	66,230	(1)
Total	257,737	257,737	$9.63	257,737	(1)

(1)	A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.
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
INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President (principal executive officer)		Treasurer and chief financial officer (principal financial officer)
Date:	August 13, 2013	Date:	August 13, 2013

Exhibit Index

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2
Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1
Distribution Reinvestment Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Form S-3D Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 3, 2012 (file number 333-182748))

4.2
Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2010 (file number 333-153356)), as amended by First Amendment to the Amended and Restated Share Repurchase Program of Inland Diversified Real Estate Trust, Inc., effective November 1, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

4.3
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1
Second Amended and Restated Business Management Agreement, effective as of May 9, 2013, by and among, Inland Diversified Real Estate Trust, Inc., Inland Diversified Business Manager & Advisor, Inc. and Inland Real Estate Investment Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 10, 2013)

10.2
Third Amended and Restated Business Management Agreement, effective as of July 10, 2013, by and among, Inland Diversified Real Estate Trust, Inc., Inland Diversified Business Manager & Advisor, Inc. and Inland Real Estate Investment Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 16, 2013)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

101
The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on August 13, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (2)

___________________________
*    Filed as part of this Quarterly Report on Form 10-Q.
(1) In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2) The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.