Form 10-Q
period 2013-09-30
Inland Diversified Real Estate Trust, Inc.
filed 2013-11-14
CIK 1438897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-53945

Inland Diversified Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of November 1, 2013, there were 118,044,093 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Item 1. Financial Statements
INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
Assets	(unaudited)
Investment properties:
Land	$392,756	$391,109
Building and improvements	1,662,261	1,648,073
Construction in progress	7,275	2,637
Total	2,062,292	2,041,819
Less accumulated depreciation	(99,919)	(54,843)
Net investment properties	1,962,373	1,986,976
Cash and cash equivalents	43,870	36,299
Restricted cash and escrows (note 2)	7,687	6,173
Investment in marketable securities (note 6)	35,100	40,941
Investment in unconsolidated entities (notes 5 and 8)	447	249
Accounts and rents receivable (net of allowance of $2,307 and $1,159, respectively)	23,798	13,365
Acquired lease intangibles, net (note 2)	261,487	284,512
Deferred costs, net	9,393	10,095
Other assets	8,780	14,913
Total assets	$2,352,935	$2,393,523
Liabilities and Equity
Mortgages, credit facility and securities margin payable (note 9)	$1,249,328	$1,249,422
Accounts payable and accrued expenses	8,357	7,068
Distributions payable	5,789	5,831
Accrued real estate taxes payable	11,693	4,903
Deferred investment property acquisition obligations (note 15)	35,066	70,580
Other liabilities	16,676	21,527
Acquired below market lease intangibles, net (note 2)	47,799	50,462
Due to related parties (note 8)	1,917	2,532
Total liabilities	1,376,625	1,412,325

Commitments and contingencies

Redeemable noncontrolling interests (note 10)	67,919	47,215

Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 2,460,000,000 shares authorized, 117,380,185 and 114,727,439 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	117	115
Additional paid in capital, net of offering costs of $118,182 as of September 30, 2013 and December 31, 2012	1,049,412	1,024,289
Accumulated distributions and net loss	(143,360)	(90,138)
Accumulated other comprehensive income (loss) (note 11)	2,222	(283)
Total equity	908,391	933,983
Total liabilities and equity	$2,352,935	$2,393,523

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Other Comprehensive Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income:
Rental income	$44,365	$29,094	$131,667	$71,997
Tenant recovery income	9,917	6,211	28,295	15,470
Other property income	1,094	489	5,441	1,711
Total income	55,376	35,794	165,403	89,178
Expenses:
General and administrative expenses	1,535	1,049	5,650	2,984
Acquisition related costs	24	2,018	180	3,650
Property operating expenses	8,959	5,109	26,912	13,861
Real estate taxes	5,723	4,345	16,784	10,328
Depreciation and amortization	22,094	13,591	67,574	34,215
Business management fee-related party (note 8)	3,722	—	10,909	500
Total expenses	42,057	26,112	128,009	65,538
Operating income	13,319	9,682	37,394	23,640
Interest, dividend and other income	668	711	2,426	1,685
Realized gain on sale of marketable securities	533	20	640	22
Interest expense	(13,580)	(8,877)	(39,964)	(22,724)
Equity in (loss) income of unconsolidated entities	(16)	(2)	197	253
Net income	924	1,534	693	2,876
Less: net loss attributable to noncontrolling interests	—	69	—	55
Less: net income attributable to redeemable noncontrolling interests	(697)	(9)	(1,744)	(9)
Net income (loss) attributable to common stockholders	$227	$1,594	$(1,051)	$2,922
Net income (loss) attributable to common stockholders per common share, basic and diluted (note 14)	$0.00	$0.02	$(0.01)	$0.04
Weighted average number of common shares outstanding, basic and diluted	117,107,314	104,419,606	116,253,872	83,326,053
Comprehensive income:
Net income	$924	$1,534	$693	$2,876
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(2,174)	1,093	(1,630)	2,905
Unrealized (loss) gain on derivatives	(904)	(751)	4,135	(1,406)
Comprehensive (loss) income	(2,154)	1,876	3,198	4,375
Less: comprehensive loss attributable to noncontrolling interests	—	69	—	55
Less: comprehensive income attributable to redeemable noncontrolling interests	(697)	(9)	(1,744)	(9)
Comprehensive (loss) income attributable to common stockholders	$(2,851)	$1,936	$1,454	$4,421

See accompanying notes to consolidated financial statements.

Inland Diversified Real Estate Trust, Inc.
Consolidated Statement of Equity
For the nine months ended September 30, 2013
(Dollars in thousands)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital, Net of Offering Costs	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013	114,727,439	$115	$1,024,289	$(90,138)	$(283)	$933,983
Distributions declared	—	—	—	(52,171)	—	(52,171)
Proceeds from distribution reinvestment plan	3,293,204	3	31,282	—	—	31,285
Shares repurchased	(640,458)	(1)	(6,159)	—	—	(6,160)
Unrealized loss on marketable securities	—	—	—	—	(1,630)	(1,630)
Unrealized gain on derivatives	—	—	—	—	4,135	4,135
Net loss (excluding income attributable to redeemable noncontrolling interests of $1,744)	—	—	—	(1,051)	—	(1,051)
Balance at September 30, 2013	117,380,185	$117	$1,049,412	$(143,360)	$2,222	$908,391

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operations:
Net income	$693	$2,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,574	34,215
Amortization of debt premium and financing costs	1,000	831
Amortization of acquired above market leases	5,214	3,223
Amortization of acquired below market leases	(2,664)	(1,098)
Straight-line rental income	(4,612)	(2,304)
Equity in income of unconsolidated entities	(197)	(253)
Discount on shares issued to affiliates	—	294
Payment of leasing fees	(306)	(135)
Realized gain on sale of marketable securities	(640)	(22)
Changes in assets and liabilities:
Restricted escrows	(247)	(197)
Accounts and rents receivable, net	(5,821)	(3,275)
Other assets	(2,788)	949
Accounts payable and accrued expenses	765	1,518
Accrued real estate taxes payable	6,790	6,137
Other liabilities	476	(3,419)
Due to related parties	111	349
Net cash flows provided by operating activities	65,348	39,689

Cash flows from investing activities:
Purchase of investment properties	(33,551)	(792,076)
Construction in progress, capital expenditures and tenant improvements	(5,725)	(834)
Purchase of marketable securities	(581)	(20,747)
Sale of marketable securities	5,432	1,775
Restricted escrows	(1,268)	(1,966)
Repayment of notes receivable	11,007	—
Investment in notes receivable	(3,625)	—
Net cash flows used in investing activities	(28,311)	(813,848)

Cash flows from financing activities:
Proceeds from offering	—	536,094
Proceeds from the distribution reinvestment plan	31,285	20,999
Shares repurchased	(6,160)	(7,124)
Payment of offering costs	—	(53,704)
Proceeds from mortgages payable	37,359	366,675
Principal payments on mortgages payable	(9,508)	(11,613)
Principal payments on credit facility	(21,000)	—
Proceeds from securities margin debt	643	20,813
Principal payments on securities margin debt	(7,367)	(4,152)
Payment of loan fees and deposits	(268)	(3,245)
Distributions paid	(52,213)	(34,741)
Distributions paid to noncontrolling interests	—	(2,671)
Payment of preferred return to redeemable noncontrolling interests	(1,513)	—
Payment of amount due to related parties	(724)	—
Net cash flows (used in) provided by financing activities	(29,466)	827,331

Net increase in cash and cash equivalents	7,571	53,172
Cash and cash equivalents, at beginning of period	36,299	60,254
Cash and cash equivalents, at end of period	$43,870	$113,426

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(continued)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$1,647	$155,632
Building and improvements	12,576	628,459
Construction in progress	—	2,218
Acquired in-place lease intangibles	2,521	96,499
Acquired above market lease intangibles	—	13,494
Acquired below market lease intangibles	—	(15,571)
Assumption of mortgage debt at acquisition	—	(59,195)
Non-cash mortgage premium	—	(445)
Tenant improvement payable	—	(1,467)
Deferred investment property acquisition obligations	—	(29,145)
Settlement of deferred investment property acquisition obligations	37,297	8,755
Accounts payable and accrued expenses	—	(118)
Other liabilities	(18)	(10,162)
Restricted escrows	—	266
Accounts and rents receivable	—	318
Other assets	1	11,003
Accrued real estate taxes payable	—	(957)
Issuance of redeemable noncontrolling interest	(20,473)	(7,508)
Purchase of investment properties	$33,551	$792,076
Cash paid for interest	$39,030	$20,940
Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$5,789	$5,388

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2012, which are included in the Company’s 2012 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report on Form 10-Q.
(1) Organization
Inland Diversified Real Estate Trust, Inc. was formed on June 30, 2008 (inception) to acquire and develop a diversified portfolio of commercial real estate investments located in the United States and Canada. The Company has entered into a Business Management Agreement (the “Agreement”) with Inland Diversified Business Manager & Advisor, Inc. (the “Business Manager”), to be the Business Manager to the Company. The Business Manager is a related party to our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”). In addition, Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group, Inc. (collectively, the “Real Estate Managers”), serve as the Company’s real estate managers. The Company was authorized to sell up to 500,000,000 shares of common stock (“Shares”) at $10.00 each in its “best efforts” offering which commenced on August 24, 2009 and up to 50,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”). The “best efforts” portion of the offering was completed on August 23, 2012. On November 13, 2013 the Company's board of directors voted to suspend the DRP until further notice, effective immediately.
The Company provides the following programs to facilitate investment in the Company’s shares and limited liquidity for stockholders.
The Company allowed stockholders to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. Such purchases under the DRP are not subject to any selling commissions, and were made at a price of $9.50 per share as of September 30, 2013.
The Company is authorized to repurchase shares under the share repurchase program, as amended (“SRP”), if requested, subject to, among other conditions, funds being available. In any given calendar month, proceeds used for the SRP for ordinary repurchases cannot exceed the proceeds from the DRP, for that month. In addition, the Company will limit the number of ordinary shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous year. However in the case of repurchases made upon the death of a stockholder known as exceptional repurchases, the Company is authorized to use any funds to complete the repurchase, and neither the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will be terminated if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may amend, suspend or terminate the SRP. On November 13, 2013 the Company’s board of directors voted to suspend the SRP, until further notice, effective December 13, 2013.
At September 30, 2013, the Company owned 135 retail properties, four office properties and two industrial properties collectively totaling 12.4 million square feet and two multi-family properties totaling 444 units. As of September 30, 2013, the portfolio had a weighted average physical occupancy and economic occupancy of 96.1% and 97.3%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time that we acquired certain properties, the purchase agreement contained an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it owns the entire property. The Company is not obligated to settle this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement (note 15).
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
September 30, 2013 (unaudited)
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
Restricted Cash and Escrows
The Company had restricted escrows of $7,687 and $6,173 as of September 30, 2013 and December 31, 2012, respectively, which consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements and leasing commissions.
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
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

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
Depreciation expense was $15,036 and $9,120 for the three months ended September 30, 2013 and 2012, respectively and $45,076 and $22,249 for the nine months ended September 30, 2013 and 2012, respectively.
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
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

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
The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes bargain renewal option periods at a fixed rate. Amortization pertaining to the above market lease value of $1,474 and $1,142 was recorded as a reduction to rental income for the three months ended September 30, 2013 and 2012, respectively and $5,214 and $3,223 for the nine months ended September 30, 2013 and 2012, respectively. Amortization pertaining to the below market lease value of $771 and $417 was recorded as an increase to rental income for the three months ended September 30, 2013 and 2012, respectively and $2,664 and $1,098 for the nine months ended September 30, 2013 and 2012, respectively.
The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $6,691 and $4,092 for the three months ended September 30, 2013 and 2012, respectively and $20,331 and $10,565 for the nine months ended September 30, 2013 and 2012, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of September 30, 2013, no amount has been allocated to customer relationship value.
The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Intangible assets:
Acquired in-place lease value	$270,886	$269,615
Acquired above market lease value	48,650	49,581
Accumulated amortization	(58,049)	(34,684)
Acquired lease intangibles, net	$261,487	$284,512
Intangible liabilities:
Acquired below market lease value	$52,642	$53,241
Accumulated amortization	(4,843)	(2,779)
Acquired below market lease intangibles, net	$47,799	$50,462
As of September 30, 2013, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles are 13, 11 and 23 years, respectively.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2013 for each of the five succeeding years and thereafter is as follows:

	In-place Leases	Above Market Leases	Below Market Leases
2013 (remainder of year)	$6,352	$1,361	$708
2014	25,407	4,957	2,813
2015	25,134	4,651	2,714
2016	24,611	4,321	2,600
2017	23,665	4,034	2,567
Thereafter	119,353	17,641	36,397
Total	$224,522	$36,965	$47,799
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
During the three and nine months ended September 30, 2013 and 2012, the Company incurred no impairment charges.
Impairment of Marketable Securities
The Company assesses the investments in marketable securities for impairment. A decline in the market value of any available-for-sale or held-to-maturity security below cost, that is deemed to be other-than-temporary will result in an impairment to reduce the carrying amount to fair value using Level 1 and 2 inputs (note 6). The impairment will be charged to earnings and a new cost basis for the security will be established. To determine whether impairment is other-than-temporary, the Company considers whether they have the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The Company considers the following factors in evaluating our securities for impairments that are other than temporary:

•	declines in the REIT and overall stock market relative to our security positions; and

•	the estimated net asset value (“NAV”) of the companies it invests in relative to their current market prices;

•
future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO;” and duration of the decline in the value of the securities.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

During the three and nine months ended September 30, 2013 and 2012, the Company incurred no other-than-temporary impairment charges.
Redeemable Noncontrolling Interests
Certain of the Company's consolidated joint ventures have issued units to noncontrolling interest holders that are redeemable at the noncontrolling interest holder's option for cash or for shares of the Company's common stock at the Company's option. If the noncontrolling interest holder seeks redemption of its units for the Company's shares, the joint ventures may redeem the units through issuance of common shares by the Company on a one-for-one basis or through cash settlement at the redemption price. The redemption is at the option of the holder after passage of time or upon the occurrence of an event that is not solely within the control of the joint ventures. Because redemption of the noncontrolling interests is outside of the applicable joint venture's control, the interests are presented on the consolidated balance sheets outside of permanent equity as redeemable noncontrolling interests. None of the noncontrolling interests are currently redeemable, but it is probable that the noncontrolling interests will become redeemable. Based on such probability, the Company measures and records the noncontrolling interests at their maximum redemption amount at each balance sheet date. Any adjustments to the carrying amount of the redeemable noncontrolling interests for changes in the maximum redemption amount are recorded to additional paid in capital in the period of the change (see note 10).
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
(3) Acquisitions in 2013
On March 22, 2013, the Company acquired a fee simple interest in a 12,480 square foot retail property known as Dollar General Store located in Samson, Alabama. The Company purchased this property from an unaffiliated third party for $1,516.
On September 26, 2013, the Company acquired a fee simple interest in a 69,911 square foot retail property known as Copps Grocery Store located in Stevens Point, Wisconsin. The Company purchased this property from an unaffiliated third party for $15,228.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2013. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles
Dollar General Store	$269	$1,069	$178
Copps Grocery Store	1,378	11,507	2,343
Total	$1,647	$12,576	$2,521
For the properties acquired during the nine months ended September 30, 2013, the Company recorded revenue of $85 and property net income of $52 not including expensed acquisition related costs.
(4) Operating Leases
Minimum lease payments to be received under operating leases including ground leases, and excluding multi-family units (lease terms of twelve-months or less) as of September 30, 2013 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2013 (remainder of year)	$42,300
2014	164,670
2015	160,199
2016	154,459
2017	143,850
Thereafter	1,255,410
Total	$1,920,888
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

		Ownership % at		Investment at
Joint Venture	Description	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Oak Property & Casualty LLC	Insurance Captive	20%	25%	$446	$248

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. The Company was allocated loss of $16 and $2 for the three months ended September 30, 2013 and 2012, respectively and income of $197 and $253 for the nine months ended September 30, 2013 and 2012, respectively.
On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1, which are accounted for under the cost method and included in investment in unconsolidated entities on the consolidated balance sheets.
(6) Investment in Marketable Securities
Investment in marketable securities of $35,100 and $40,941 at September 30, 2013 and December 31, 2012, respectively, consists of primarily preferred and common stock and corporate bond investments in other publicly traded REITs which are classified as available-for-sale securities and recorded at fair value. The cost basis of the Company's investment in marketable securities was $33,731 and $37,943 at September 30, 2013 and December 31, 2012, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has recorded an accumulated net unrealized gain of $1,369 and $2,999 on the consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. The Company had net unrealized (losses) gains of $(2,174) and $1,093 for the three months ended September 30, 2013 and 2012, respectively and net unrealized (losses) gains of $(1,630) and $2,905 for the nine months ended September 30, 2013 and 2012, respectively. These unrealized (losses) and gains have been recorded as other comprehensive income in the consolidated statements of operations and other comprehensive income.
Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis or first-in, first-out basis. The Company had realized gains of $533 and $20 for the three months ended September 30, 2013 and 2012, respectively and realized gains of $640 and $22 for the nine months ended September 30, 2013 and 2012, respectively. These gains have been recorded as realized gain on sale of marketable securities in the consolidated statements of operations and other comprehensive income.
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
(7) Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accounts payable and accrued expenses, accrued real estate taxes payable and due to related parties approximates their fair values at September 30, 2013 and December 31, 2012 due to the short maturity of these instruments.
All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2 – “Fair Value Measurements.”
The following table presents the Company’s assets and liabilities, measured at fair value on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
September 30, 2013
Asset - investment in marketable securities	$25,968	$9,132	$—	$35,100
Asset - interest rate swap	$—	$1,539	$—	$1,539
Liability - interest rate swap	$—	$4,773	$—	$4,773
December 31, 2012
Asset - investment in marketable securities	$31,231	$9,710	$—	$40,941
Liability - interest rate swap	$—	$8,078	$—	$8,078

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

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
The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $1,185,681 and $1,158,051 at September 30, 2013 and December 31, 2012, respectively, and its estimated fair value was $1,221,095 and $1,189,621 as of September 30, 2013 and December 31, 2012, respectively. The Company’s carrying amount of variable rate borrowings on the credit facility and securities margin payable approximates their fair values at September 30, 2013 and December 31, 2012.
(8) Transactions with Related Parties
The Company has an investment in an insurance captive entity with other REITs sponsored by our Sponsor and a third party. The entity is included in the Company’s disclosure of Unconsolidated Entities (note 5) and is included in investment in unconsolidated entities on the consolidated balance sheets.
As of September 30, 2013 and December 31, 2012, the Company owed a total of $1,917 and $2,532, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates and accrued business management fees, which the Company intends to repay.
At September 30, 2013 and December 31, 2012, the Company held $767 and $629, respectively, in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.
The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1 at September 30, 2013 and December 31, 2012, which are accounted for under the cost method and included in investment in unconsolidated entities on the consolidated balance sheets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2013 and 2012.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Unpaid Amounts as of
		2013	2012	2013	2012	September 30, 2013	December 31, 2012
General and administrative:
General and administrative reimbursement	(a)	$215	$289	$970	$886	$154	$335
Loan servicing	(b)	77	50	228	124	—	—
Discount on shares issued to affiliates	(c)	—	103	—	294	—	—
Investment advisor fee	(d)	68	74	224	193	22	26
Total general and administrative to related parties		$360	$516	$1,422	$1,497	$176	$361
Offering costs	(e),(f)	$—	$21,732	$—	$51,735	$—	$123
Acquisition related costs	(g)	28	638	235	1,674	19	348
Real estate management fees	(h)	2,203	1,373	6,542	3,655	—	—
Business management fee	(i)	3,722	—	10,909	500	1,722	975
Loan placement fees	(j)	16	392	65	691	—	—
Cost reimbursement	(k)	15	—	42	—	—	—
Sponsor noninterest bearing advances	(l)	—	—	—	—	—	724

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

(c)
The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 294,331 shares to related parties for the nine months ended September 30, 2012.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

Such costs are included in property operating expenses in the consolidated statements of operations and other comprehensive income. In addition to these fees, the real estate managers receive reimbursements of payroll costs for property level employees. The Company reimbursed or will reimburse the real estate managers and other affiliates $1,686 and $991 for the nine months ended September 30, 2013 and 2012, respectively.

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

(5)
Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred, without interest, to be paid at a later point in time. This obligation to pay the deferred fee terminates if the Company acquires the Business Manager. For the nine months ended September 30, 2013, the Business Manager was entitled to a business management fee in the amount equal to $11,073 of which $164 was permanently waived.

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

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the nine months ended September 30, 2013 and 2012.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

(9) Mortgages, Credit Facility, and Securities Margins Payable
The following table shows the scheduled maturities and required principal payments of the Company’s mortgages payable and Credit Facility as of September 30, 2013, for each of the next five years and thereafter, including the effects of interest rate swaps:

	2013 (remainder of year)	2014	2015	2016	2017	Thereafter	Total
Fixed rate debt
Mortgages payable (a)	$176	$7,638	$96,016	$51,038	$97,715	$749,645	$1,002,228
Total fixed rate debt	176	7,638	96,016	51,038	97,715	749,645	1,002,228

Variable rate debt:
Mortgages payable (a), (b)	—	—	50,140	—	23,077	108,987	182,204
Credit Facility	—	—	52,500	—	—	—	52,500
Total variable debt	—	—	102,640	—	23,077	108,987	234,704

Total debt (c)	$176	$7,638	$198,656	$51,038	$120,792	$858,632	$1,236,932

Weighted average interest rate on debt:
Fixed rate debt	5.66%	5.84%	5.26%	4.82%	4.47%	4.64%	4.70%
Variable rate debt	—	—	1.91%	—	2.60%	2.57%	2.28%
Total	5.66%	5.84%	3.53%	4.82%	4.12%	4.37%	4.24%

(a)	Excludes net mortgage premiums of $1,249, associated with debt assumed at acquisition, net of accumulated amortization as of September 30, 2013.

(b)	Landstown Commons loan matured on September 25, 2013. On October 7, 2013, the Company extended the maturity date to September 25, 2015 which has been reflected in the table accordingly.

(c)	Excludes securities margin payable of $11,147 which is due upon the sale of marketable securities, and currently has an interest rate of 0.53% per annum, as of September 30, 2013.
The principal amount of our mortgage loans outstanding as of September 30, 2013 and December 31, 2012 was $1,184,432 and $1,156,582, respectively, and had a weighted average stated interest rate of 4.33% and 4.32% per annum, respectively, which includes effects of interest rate swaps. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets.
On February 20, 2013, the Company entered into a $14,750 loan secured by a first mortgage on The Corner located in Tucson, Arizona. This loan bears interest at a fixed rate equal to 4.10% per annum, and matures on March 1, 2023.
On September 26, 2013, the Company entered into an $8,375 loan secured by a first mortgage on Copps Grocery Store located in Stevens Point, Wisconsin. This loan bears interest at a fixed rate equal to 3.95% per annum, and matures on September 26, 2018.
On October 7, 2013, the Company completed the refinancing of the first mortgage secured by the Landstown Commons. This loan had an outstanding balance of $50,140 as of September 30, 2013 and matures on September 25, 2015. The refinanced loan bears interest at a rate equal to daily LIBOR plus 1.75%, which was equal to 1.92% per annum as of the day of refinancing.
The mortgage loans may require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2013, all of the mortgages were current in payments and the Company was in compliance with such covenants.
On November 1, 2012, the Company entered into an amended and restated credit agreement (as amended the “Credit Facility”), under which the Company may borrow, on an unsecured basis, up to $105,000. The Company has the right, provided that no default has occurred and is continuing, to increase the facility amount up to $200,000 with approval from the lending group. The obligations under the Credit Facility will mature on October 31, 2015, which may be extended to October 31, 2016 subject to satisfaction of certain conditions. The Company has the right to terminate the facility at any time, upon one business day notice and the repayment of all of its obligations thereunder. Borrowings under the Credit Facility bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company's leverage ratio. The Company generally will be required to make monthly interest-only payments, except that we may be required to make partial principal payments in order to comply with certain debt covenants set forth in the Credit Facility. On September 30, 2013, the interest rate was 2.14% per annum. The Company is also

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

required to pay, on a quarterly basis, an amount up to 0.35% per annum on the average daily unused funds remaining under the Credit Facility. The Credit Facility requires compliance with certain covenants which may restrict the availability of funds under the Credit Facility. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our subsidiaries owning unencumbered properties. The amount outstanding on the Credit Facility was $52,500 and $73,500 as of September 30, 2013 and December 31, 2012, respectively.
The Company has purchased a portion of its marketable securities through margin accounts. As of September 30, 2013 and December 31, 2012, the Company had a payable of $11,147 and $17,872, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of September 30, 2013 and December 31, 2012, the interest rate was 0.53% and 0.56% per annum, respectively. The securities margin payable is due upon the sale of any marketable securities.
Interest Rate Swap Agreements
The Company entered into interest rate swaps to fix the floating LIBOR based debt under variable rate loans to a fixed rate to manage the risk exposed to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap.
The following table summarizes the Company's interest rate swap contracts outstanding as of September 30, 2013:

Date Entered		Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of September 30, 2013	Fair Value as of December 31, 2012
March 11, 2011		April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$(361)	$(489)
June 22, 2011		June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	13,359	(499)	(678)
October 28, 2011		November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	10,837	(264)	(387)
May 9, 2012		May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	10,150	(88)	(211)
June 13, 2012	(1)	June 10, 2011	December 10, 2018	5.17%	1 month LIBOR	49,391	(3,561)	(5,428)
July 24, 2012		July 26, 2012	July 20, 2017	3.09%	1 month LIBOR	4,677	14	(44)
October 1, 2012		April 1, 2014	March 29, 2019	3.85%	1 month LIBOR	45,000	700	(315)
October 2, 2012		October 4, 2012	October 1, 2017	3.73%	1 month LIBOR	24,750	56	(299)
October 4, 2012		October 4, 2012	October 3, 2019	3.15%	1 month LIBOR	10,808	280	(109)
December 20, 2012		December 20, 2012	December 20, 2017	3.36%	1 month LIBOR	9,900	48	(118)
February 14, 2013	(2)	February 14, 2013	December 31, 2022	4.25%	1 month LIBOR	14,900	441	—
					Total	$203,122	$(3,234)	$(8,078)

(1)	Assumed at the time of acquisition of Walgreens NE Portfolio with a then fair value of ($5,219).

(2)
On February 14, 2013, the Company entered into a floating-to-fixed interest rate swap agreement with a notional value of $14,900 and a maturity date of December 31, 2022 associated with the debt secured by a first mortgage on the Hasbro Office Building located in Providence, Rhode Island.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As these interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with corresponding offsets to accumulated other comprehensive income. The Company does not offset derivative liabilities with derivative assets relating to its cash flow hedges. The Company has recorded an accumulated net unrealized gain (loss) of $853 and $(3,282) on the consolidated balance sheet as of September 30, 2013 and December 31, 2012, respectively. The interest rate swaps have been and are expected to remain highly effective for the term of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedges is reported in other income/expense. For the nine months ended September 30, 2013 and 2012, the Company had $60 and $(63), respectively of ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from accumulated other comprehensive income to interest expense in the next twelve months total $2,105.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$4,773	Other liabilities	$8,078
Interest rate swaps	Other assets	1,539	Other assets	—
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three months ended September 30,	2013	2012		2013	2012		2013	2012
Interest rate swaps	$(1,287)	$(239)	Interest Expense	$(383)	$(178)	Other Expense	$(2)	$(48)
Nine months ended September 30,	2013	2012		2013	2012		2013	2012
Interest rate swaps	$3,058	$(1,187)	Interest Expense	$(1,077)	$(471)	Other Expense	$60	$(63)
(10) Redeemable Noncontrolling Interests
Certain of the Company's consolidated joint ventures have issued units to noncontrolling interest holders that are redeemable at the noncontrolling interest holder's option for cash, or for shares of the Company's common stock at the Company's option. If the noncontrolling interest holder seeks redemption of its units for the Company's shares, the joint ventures may redeem the units through issuance of common stock by the Company on a one-for-one basis or through cash settlement at the redemption price. These redeemable noncontrolling interests will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable.
The following table summarizes the redeemable noncontrolling interests as of September 30, 2013.

Joint Venture	Number of Redeemable Noncontrolling Interests Units Outstanding (1)	Redeemable Noncontrolling Interests at Issuance	Carrying Value of Redeemable Noncontrolling Interests	Preferred Return per Annum	Notes
Kohl's Cumming	141,602	$1,416	$1,416	5.00%	(2)
City Center	2,656,450	26,565	26,761	4.00%	(2), (3)
Crossing at Killingly	960,802	9,608	9,742	3.50%	(2), (4)
Territory Portfolio	3,000,000	30,000	30,000	4.00%	(5)
Total	6,758,854	$67,589	$67,919

(1)	Redeemable noncontrolling interest units had a fair value of $10.00 each at the time of issuance.

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

(5)
If the unit holder elects shares and the joint venture pays the redemption price in cash, the redemption value will be $10.00 per unit plus 50% of the excess of the Company's share price per share over $10.00 per unit.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

Below is a table reflecting the activity of the consolidated redeemable noncontrolling interests as of and for the nine months ended September 30, 2013.

Redeemable Noncontrolling Interests
January 1, 2013	$47,215
Issuance of redeemable noncontrolling interests (1)	20,473
Net income attributable to redeemable noncontrolling interests	1,744
Payment of preferred return	(1,513)
September 30, 2013	$67,919

(1)	On June 7, 2013, the Company issued 2,047,300 redeemable noncontrolling interest units to settle the earnout obligation related to the City Center joint venture.
(11) Accumulated Other Comprehensive Income (Loss)
The following table indicates the changes and reclassifications affecting accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2013.

	Gain (Loss) on Cash Flow Hedges		Unrealized Gains and (Losses) on Available-for-sale Securities		Total
For the three months ended September 30, 2013:
Accumulated other comprehensive income - July 1, 2013	$1,757		$3,543		$5,300
Activity for current-period:
Other comprehensive loss before reclassifications	(1,287)		(1,641)		(2,928)
Amounts reclassified from other comprehensive income (loss) into income	383	(1)	(533)	(2)	(150)
Net current-period other comprehensive loss	(904)		(2,174)		(3,078)
Accumulated other comprehensive income - September 30, 2013	$853		$1,369		$2,222

For the nine months ended September 30, 2013:
Accumulated other comprehensive income (loss) - January 1, 2013	$(3,282)		$2,999		$(283)
Activity for current-period:
Other comprehensive income (loss) before reclassifications	3,058		(990)		2,068
Amounts reclassified from other comprehensive income (loss) into income	1,077	(1)	(640)	(2)	437
Net current-period other comprehensive income (loss)	4,135		(1,630)		2,505
Accumulated other comprehensive income - September 30, 2013	$853		$1,369		$2,222

(1)	Included in interest expense on the consolidated statements of operations and other comprehensive income.

(2)	Included in realized gain on sale of marketable securities on the consolidated statements of operations and other comprehensive income.
(12) Income Taxes
The Company had no uncertain tax positions as of September 30, 2013 and December 31, 2012. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2013. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the nine months ended September 30, 2013 and 2012. As of September 30, 2013, returns for the calendar years 2010, 2011 and 2012 remain subject to examination by the U.S. tax jurisdiction and various state and local tax returns remain subject to examination for the years 2009, 2010, 2011 and 2012 by the state and local tax jurisdictions.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

(13) Distributions
The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. During for the nine months ended September 30, 2013 and 2012, the Company declared cash distributions, totaling $52,171 and $37,219, respectively.
(14) Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the common shares plus potential common shares issuable upon exercising options or other contracts. As of September 30, 2013 and 2012, the Company's only potentially dilutive common share equivalents outstanding were the redeemable noncontrolling interests that could be converted to 6,758,854 and 750,751 common shares, respectively, at future dates. As of September 30, 2013, our consolidated joint venture may issue up to an additional 424,436 redeemable noncontrolling interest units to settle its earnout liability included in the Company's investment property acquisition obligation on the consolidated balance sheet (note 15). Such common share equivalents were excluded as they were antidilutive.
(15) Commitments and Contingencies
Fifteen of the Company’s properties have earnout components related to property acquisitions. The maximum potential earnout payment was $39,544 at September 30, 2013. The table below presents the change in the Company’s earnout liability for the nine months ended September 30, 2013 and 2012.

	For the Nine Months Ended September 30,
	2013	2012
Earnout liability – beginning of period, fair value	$70,580	$25,290
Increases:
Acquisitions	—	29,145
Amortization expense	2,109	1,370
Decreases:
Payments to settle earnouts	(16,824)	(8,782)
Payments to settle earnouts in units (1)	(20,473)	—
Other:
Adjustments to acquisition related costs	(326)	(413)
Earnout liability – end of period, fair value	$35,066	$46,610

(1)	On June 7, 2013, the Company issued 2,047,300 redeemable noncontrolling interest units with a fair value of $20,473 to settle the earnout obligation related to the City Center joint venture.
The Company has provided a partial guarantee on certain financial obligations of our subsidiaries with an outstanding principal balance of $284,585. As of September 30, 2013, these guarantees totaled to an aggregate recourse amount of $95,499.
As of September 30, 2013, our consolidated joint ventures had $67,919 in redeemable noncontrolling interests that will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. At the noncontrolling interest holders’ option, the Company may be required to pay cash, but if the noncontrolling interest holder elects to redeem its interest for the Company’s stock, the Company at its option, may pay cash, issue common stock, or a mixture of both. See additional information relating to these redeemable noncontrolling interests in note 10.
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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)
(Dollar amounts in thousands, except per share data)

(16) Segment Reporting
The Company has one reportable segment as defined by U.S. GAAP for the three and nine months ended September 30, 2013 and 2012. As the Company acquires additional properties in the future, we may add business segments and related disclosures if they become significant.
(17) Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to September 30, 2013 for potential recognition and disclosure in these consolidated financial statements.
The Company's board of directors declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2013 through the close of business on December 31, 2013. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to $0.60 or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•
In October 2013, total distributions declared for the month of September 2013 were paid in the amount equal to $5,789, of which $2,352 was paid in cash and $3,437 was reinvested through the Company’s DRP, resulting in the issuance of an additional 361,816 shares of common stock.

•
In November 2013, total distributions declared for the month of October 2013 were paid in the amount equal to $6,000, of which $2,437 was paid in cash and $3,563 was reinvested through the Company’s DRP, resulting in the issuance of an additional 375,095 shares of common stock.

On October 7, 2013, the Company completed the refinancing of the first mortgage secured by the Landstown Commons. This loan had an outstanding balance of $50,140 as of September 30, 2013 and matures on September 25, 2015. The refinanced loan bears interest at a rate equal to daily LIBOR plus 1.75%, which was equal to 1.92% per annum as of the day of refinancing.
On November 13, 2013, the Company announced that its board of directors, including all of the Company’s independent directors, had voted to suspend, until further notice, the Company’s DRP, effective immediately, and the Company’s SRP, effective December 13, 2013. Written notice of the suspension was provided to each stockholder pursuant to the terms of the SRP. Beginning with the distributions previously authorized by the board of directors for the month of November 2013, which are payable in December 2013, all distributions authorized by the board of directors will be paid to the Company’s stockholders in cash. The suspension of the DRP will not affect the payment of distributions to stockholders who previously received their distributions in cash. As a result of the suspension of the SRP, all repurchase requests received from stockholders and determined by the Company to be in good order on or before December 13, 2013 will be honored in accordance with the terms, conditions and limitations of the SRP. The Company will not process or accept any requests for repurchase that are not in good order on or before that date. The Company expects to make payment for previously submitted and accepted repurchase requests as soon as reasonably practicable following the date of the repurchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.
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
The following discussion and analysis relates to the three and nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and December 31, 2012. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report. Unless otherwise noted, all dollar amounts are stated in thousands, except share data, per share amounts, rent per square foot, and rent per unit.
Overview
We are a Maryland corporation sponsored by Inland Real Estate Investment Corporation (“IREIC” or the “Sponsor”), formed to acquire and develop commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or REITs, or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. We may originate or invest in real estate-related loans made to third parties. Our primary investment objectives are to balance investing in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders, with our desire to preserve stockholders’ capital and to pay sustainable and predictable distributions to our stockholders. At September 30, 2013, the Company owned 135 retail properties, four office properties, and two industrial properties collectively totaling 12.4 million square feet and two multi-family properties totaling 444 units. As of September 30, 2013, our combined portfolio had weighted average physical and economic occupancy of 96.1% and 97.3%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.
As of September 30, 2013 and 2012, annualized base rent per square foot averaged $13.69 and $13.82, respectively for all properties other than the multi-family properties and $12,578 and $12,146 per unit, respectively for the multi-family properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.
On August 24, 2009, we commenced our “best efforts” offering, to sell up to 500,000,000 shares of our common stock at a price equal to $10.00 per share on a “best efforts” basis. We were also authorized to sell up to 50,000,000 shares of our common stock at a price equal to $9.50 per share to stockholders who elected to participate in our distribution reinvestment plan, or (“DRP.”) The best efforts portion of the offering was completed on August 23, 2012. However, on July 19, 2012, we filed a registration statement with the SEC, under which we will continue to issue shares to existing stockholders pursuant to the DRP. On November 13, 2013, the Company's board of directors voted to suspend the DRP, effective immediately. We elected to be taxed as a REIT commencing with the tax year ended December 31, 2009 and intend to continue to qualify as a REIT for federal income tax purposes.
Market Outlook
Significant economic issues command media attention and pervade the lives of average Americans on a regular basis. First there was the recession that started in 2008, then the inconsistent announcements from the Federal Reserve (“Fed”) regarding its bond buying policies, and most recently the U.S. government shutdown. Accordingly, any relevant discussion of the future of the economy should include commentary on volatility, uncertainty and related messaging.
Economic cycles have decreased in time from years to months, in large part because of the rapid production of statistical data and the ability to instantly and widely disseminate related news. Since 2009, these mini-cycles have been less pronounced because reaction time has been reduced. For example, the Fed was able to change its actions and messaging regarding its bond buying program as soon as it determined the immediacy of the negative public reaction. In this instance, the momentum in the home building industry was generally maintained as interest rates on home mortgages returned to previously low levels after briefly spiking.
Conversely, American businesses have been reluctant to commit funds to growth related projects and job creation. A primary reason for this is the inability of the federal government to agree on economic or tax policy. There is no reason to believe this situation will change and additional uncertainty will likely persist. Therefore we expect that the economy will continue to be stuck in neutral due to the counter balancing nature of federal policies and the private sector reaction to them.
What is the effect of these policies on the Company? By executing our business plan to identify and acquire assets that produce consistent returns, we believe we have effectively addressed these market conditions. Certainly, our hope is that the economy moves to a period of sustained growth so that our same store sales increase in line with retail sales. In the meantime, it is comforting to know that a major portion of our portfolio consists of leases with national and regional tenants. It is our belief that these leases will produce steady returns while other segments of the economy continue to struggle.
Liquidity and Capital Resources
General
Our principal demands for funds are to acquire real estate and real estate-related assets, to pay capital expenditures including tenant improvements, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders. We seek to fund our cash needs for items other than asset acquisitions, capital expenditures and related financings from operations. Our cash needs for acquisitions (including any contingent earnout payments), capital improvements and related financings have been funded primarily from the sale of our shares, including through our DRP, as well as debt financings. For the nine months ended September 30, 2013 and the year ended December 31, 2012, $31,285 and $31,349, respectively, have been provided by the DRP which have been used to fund redemptions and other capital needs. On November 13, 2013, our board of directors voted to suspend the DRP, effective immediately, and the SRP, effective December 13, 2013. We do not believe that the suspension of the DRP will have a material impact on our ability to fund capital needs. Our primary source to fund our future cash needs, including cash to fund earnout payments, are expected to come from our undistributed cash flow from operations as well as secured or unsecured financings, including proceeds from lines of credit. The maximum total earnout payments which are expected to be paid in cash, issuance of redeemable noncontrolling interests by our consolidated joint ventures or from proceeds from mortgages payable during the next three years related to our acquisitions was $39,544 at September 30, 2013 and will not materially affect our liquidity. During the nine months ended September 30, 2013, we paid $5,725 related to construction in progress, capital expenditures and tenant improvements. We anticipate capital expenditures including tenant improvements to further increase in future years relating to signing new leases as our tenant's leases expire and as our properties age. These costs may be material.
As of September 30, 2013, $52,500 was outstanding on our line of credit with an interest rate of 2.14% per annum. We may borrow, on an unsecured basis, up to $105,000 on the line of credit. Our general strategy is to target borrowing 55% of the total value of our assets on a portfolio basis. As of September 30, 2013, our borrowings did not exceed our target of 55% of the total value of our assets. For these purposes, the value of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is the later to occur. Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of September 30, 2013, our borrowings did not exceed 300% of our net assets and we had a principal balance outstanding on mortgage loans of $1,184,432 with a weighted average stated interest rate including interest rate swaps of 4.33% per annum. As of September 30, 2013, we had $245,851 or 19.7% of our total outstanding debt that bore interest at variable rates, at a weighted average interest rate equal to 2.36% per annum, including the effect of interest rate swaps. This variable rate debt will begin to mature in 2015. As of September 30, 2013, we had $1,002,228 or 80.3% of our total outstanding debt that bore interest at fixed rates at a weighted average interest rate equal to 4.66% per annum. As of September 30, 2013, we had $7,814 of fixed rate debt maturing by the end of 2014 with a weighted average interest rate equal to 5.84% per annum. See “Quantitative and Qualitative Disclosures About Market Risk” below.
As of September 30, 2013, our consolidated joint ventures had issued $67,919 in noncontrolling interests that will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. At the noncontrolling interest holders’ option, we may be required to pay cash, but if the noncontrolling interest holder elects to redeem its interest for the Company’s stock, we have the option to pay cash, issue common stock, or a mixture of both.
As of September 30, 2013, we had invested $35,100 in marketable securities, primarily in real estate-related equity securities issued by publicly traded companies and publicly traded corporate bonds and had borrowed $11,147 on margin.
As of September 30, 2013 and December 31, 2012, we owed $1,917 and $2,532, respectively, to our Sponsor and its affiliates for business management fees not otherwise waived, advances from these parties used to pay administrative costs and certain accrued expenses which are included in due to related parties on the consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.
Distributions
We generated sufficient cash flow from operations, determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), to fully fund distributions paid during the nine months ended September 30, 2013. Cash retained by us of $164 from the waiver of the business management fee for the nine months ended September 30, 2013 by our Business Manager had the effect of increasing cash flow from operations for this period because we did not have to use cash to pay the fee. However, even if the Business Manager had not waived this business management fee during the nine months ended September 30, 2013, we would have still generated sufficient cash flow from operations to fund the distributions paid for the period. There is no assurance that any deferral or waiver of any fee or reimbursement will be available to fund distributions in the future.
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
During the nine months ended September 30, 2013 and 2012, we paid distributions in the amount of $52,213 and $34,741, respectively. These distributions were funded from cash flows from operations determined in accordance with U.S. GAAP.

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP.
A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2013 and 2012 follows:

Distributions Paid
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP (2)	Total	Cash Flows From Operations	Funds From Operations (3)
2013	$52,171	$0.45	$20,928	$31,285	$52,213	$65,348	$66,523
2012	$37,219	$0.45	$13,742	$20,999	$34,741	$39,689	$37,137

(1)	Assumes a share was issued and outstanding each day during the period.

(2)	On November 13, 2013 the Company's board of directors voted to suspend the DRP until further notice, effective immediately.

(3)	Funds from operations is defined in the following section.
Share Repurchase Program
We have a share repurchase program that provides limited liquidity to eligible stockholders. During the nine months ended September 30, 2013, we received requests to repurchase 640,458 and used $6,160 to repurchase all 640,458 requested shares at an average per share repurchase price during this period of $9.60. Since the start of the program through September 30, 2013, we have used $16,664 to repurchase an aggregate of 1,742,382 shares. These repurchases were funded from proceeds from our distribution reinvestment plan. On November 13, 2013, the Company's board of directors voted to suspend the SRP until further notice, effective December 13, 2013. Written notice of the suspension was provided to each stockholder pursuant to the terms of the SRP.
Cash Flow Analysis

	For the Nine Months Ended September 30,
	2013	2012
Net cash flows provided by operating activities	$65,348	$39,689
Net cash flows used in investing activities	$(28,311)	$(813,848)
Net cash flows (used in) provided by financing activities	$(29,466)	$827,331
Net cash provided by operating activities was $65,348 and $39,689 for the nine months ended September 30, 2013 and 2012, respectively. The funds generated in 2013 and 2012 were primarily from property operations from our real estate portfolio. The increase from 2012 to 2013 is due to the growth of our real estate portfolio and related, full period, property operations in 2013.
Net cash flows used in investing activities was $28,311 and $813,848 for the nine months ended September 30, 2013 and 2012, respectively. We used $33,551 and $792,076 during the nine months ended September 30, 2013 and 2012, respectively, to purchase properties. We had $7,382 provided by net repayment of notes receivables during the nine months ended September 30, 2013, and used $18,972 to purchase marketable securities during the nine months ended September 30, 2012.
Net cash flows (used in) provided by financing activities was $(29,466) and $827,331 for the nine months ended September 30, 2013 and 2012, respectively. Of these amounts, cash flows from financing activities of $31,285 and $20,999, resulted from the sale of our common stock through our DRP during the nine months ended September 30, 2013 and 2012, respectively. We used $52,213 and $34,741 during the nine months ended September 30, 2013 and 2012, respectively, to pay distributions to our stockholders. During the nine months ended September 30, 2012, we generated $536,094 through our “best efforts” offering which was completed on August 23, 2012. During the nine months ended September 30, 2013 and 2012, we generated $27,851 and $355,062, respectively, from net loan proceeds from borrowings secured by properties in our portfolio. During the nine months ended September 30, 2013, we used $27,724 to pay down our credit facility and securities margin payable. During the nine months ended September 30, 2012, we generated $16,661, from net borrowings from securities margin debt. We also used $53,704 to pay offering costs during the nine months ended September 30, 2012.

Results of Operations
The following discussions are based on our consolidated financial statements for the three and nine months ended September 30, 2013 and 2012.
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
Comparison of the three months ended September 30, 2013 and 2012
A total of 83 of our investment properties were acquired on or before July 1, 2012 and represent our “same store” properties during the three months ended September 30, 2013 and 2012. “Other investment properties,” as reflected in the table below, include one redevelopment and properties acquired after July 1, 2012. For the three months ended September 30, 2013 and 2012, 59 and 42 properties were included in “other investment properties,” respectively. The following table presents the property net operating income (reconciled to U.S. GAAP net income) broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended September 30, 2013 and 2012 along with a reconciliation to net income attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three Months Ended September 30,
	2013	2012
Property operating revenue:
“Same store” investment properties, 83 properties:
Rental income	$26,386	$25,938
Tenant recovery income	5,704	5,320
Other property income	558	542
Other investment properties:
Rental income	17,301	2,753
Tenant recovery income	3,467	726
Other property income	536	(53)
Total property income	53,952	35,226

Property operating expenses:
“Same store” investment properties, 83 properties:
Property operating expenses	4,989	4,709
Real estate taxes	3,636	3,661
Other investment properties:
Property operating expenses	3,523	279
Real estate taxes	2,087	684
Total property operating expenses	14,235	9,333

Property net operating income:
“Same store” investment properties, 83 properties	24,023	23,430
Other investment properties	15,694	2,463
Total property net operating income	39,717	25,893

Other income:
Tenant recovery income related to prior periods	746	165
Straight-line rents	1,380	1,127
Amortization of lease intangibles	(702)	(724)
Interest, dividend and other income	668	711
Realized gain on sale of marketable securities	533	20
Equity in loss of unconsolidated entities	(16)	(2)
Total other income	2,609	1,297

Other expenses:
Bad debt expense	447	121
Depreciation and amortization	22,094	13,591
General and administrative expenses	1,535	1,049
Acquisition related costs	24	2,018
Interest expense	13,580	8,877
Business management fee	3,722	—
Total other expenses	41,402	25,656

Net income	924	1,534

Less: net loss attributable to noncontrolling interests	—	69
Less: net income attributable to redeemable noncontrolling interests	(697)	(9)
Net income attributable to common stockholders	$227	$1,594

On a “same store” basis, comparing the results of operations of the investment properties owned during the three months ended September 30, 2013 with the results of the same investment properties during the three months ended September 30, 2012, property net operating income increased $593 with total property income increasing $848 and total property operating expenses which includes real estate tax increasing $255 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. These variances are explained by each component below.
Rental income increased $448 on a “same store” basis for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to the effect of new tenants related to our earnout closings, taking occupancy of previously vacant spaces. As of September 30, 2013 and 2012, our “same store” weighted average physical occupancy increased to 95.9% from 95.6%, respectively. On an aggregate portfolio basis, rental income increased $14,996, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, reflecting an increase in rental income from our other investment properties during the three month period. The increase is a result of the 59 investment properties acquired after July 1, 2012.
Tenant recovery income increased $384 on a “same store” basis for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to increases in the recoverable property operating expenses and real estate taxes which resulted in us recognizing more recovery income. On an aggregate portfolio basis, tenant recovery income increased $3,125 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, reflecting an increase in tenant recovery income from other investment properties. The increase is a result of the 59 investment properties acquired after July 1, 2012.
Other property income increased $16 on a “same store” basis, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. On an aggregate portfolio basis, other property income increased $605 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase is a result of the 59 investment properties acquired after July 1, 2012.
Property operating expenses increased $280 on a “same store” basis, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to an increase in property repairs and maintenance costs during the three months ended September 30, 2013. On an aggregate portfolio basis, total property operating expenses increased $3,524 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase is a result of the 59 investment properties acquired after July 1, 2012.
Real estate tax expense decreased $25 on a “same store” basis, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The slight decrease in real estate tax expense during the three months ended September 30, 2013 can be attributed to decreases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $1,378 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase is a result of the 59 investment properties acquired after July 1, 2012.
Total other income increased $1,312 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to an increase related to adjustments to tenant recovery income resulting from differences in estimated expense recoveries billed and actual expenses, along with an increase in realized gains from the sales of certain of our marketable securities, as well as straight line rent from a greater number of properties in our portfolio.
Bad debt expense increased $326 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures, which were insignificant. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.
Depreciation and amortization increased $8,503 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from 125 properties owned as of September 30, 2012, compared to 143 properties owned as of September 30, 2013.
General and administrative expenses increased $486 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase is due to $457 of costs incurred during the three months ended September 30, 2013, related to evaluating potential liquidity options as previously disclosed on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2013.
Acquisition costs decreased $1,994 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a decrease in the number of potential and actual acquisitions we pursued during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and adjustments related to a decrease in estimated deferred investment property obligations due to changes in the underlying liability assumptions where we are expected to pay less than originally anticipated.

Interest expense increased $4,703 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase in interest expense is primarily due to a $353,160 increase in mortgage payables, credit facility and security margin payable from September 30, 2012 to September 30, 2013.
Business management fee was $3,722 and $0 for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2012, the Business Manager could have been paid a business management fee in the amount equal to $2,489, which was permanently waived by the Business Manager.
Comparison of the nine months ended September 30, 2013 and 2012
A total of 48 of our investment properties were acquired on or before January 1, 2012 and represent our “same store” properties during the nine months ended September 30, 2013 and 2012. “Other investment properties,” as reflected in the table below, include one redevelopment and properties acquired after January 1, 2012. For the nine months ended September 30, 2013 and 2012, 94 and 77 properties were included in “other investment properties”, respectively. The following table presents the property net operating income (reconciled to U.S. GAAP net income) broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the nine months ended September 30, 2013 and 2012 along with a reconciliation to net (loss) income attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Nine Months Ended September 30,
	2013	2012
Property operating revenue:
“Same store” investment properties, 48 properties:
Rental income	$57,898	$57,315
Tenant recovery income	12,238	12,120
Other property income	1,445	1,645
Other investment properties:
Rental income	71,707	14,503
Tenant recovery income	15,291	3,515
Other property income	3,996	66
Total property income	162,575	89,164

Property operating expenses:
“Same store” investment properties, 48 properties:
Property operating expenses	11,963	11,413
Real estate taxes	7,765	7,621
Other investment properties:
Property operating expenses	13,688	2,011
Real estate taxes	9,019	2,707
Total property operating expenses	42,435	23,752

Property net operating income:
“Same store” investment properties, 48 properties	51,853	52,046
Other investment properties	68,287	13,366
Total property net operating income	120,140	65,412

Other income:
Tenant recovery income related to prior periods	766	(165)
Straight-line rents	4,612	2,304
Amortization of lease intangibles	(2,550)	(2,125)
Interest, dividend and other income	2,426	1,685
Realized gain on sale of marketable securities	640	22
Equity in income of unconsolidated entities	197	253
Total other income	6,091	1,974

Other expenses:
Bad debt expense	1,261	437
Depreciation and amortization	67,574	34,215
General and administrative expenses	5,650	2,984
Acquisition related costs	180	3,650
Interest expense	39,964	22,724
Business management fee	10,909	500
Total other expenses	125,538	64,510

Net income	693	2,876

Less: net loss attributable to noncontrolling interests	—	55
Less: net income attributable to redeemable noncontrolling interests	(1,744)	(9)
Net (loss) income attributable to common stockholders	$(1,051)	$2,922

On a “same store” basis, comparing the results of operations of the investment properties owned during the nine months ended September 30, 2013 with the results of the same investment properties during the nine months ended September 30, 2012, property net operating income decreased $193 with total property income increasing $501 and total property operating expenses including real estate tax expense increased $694 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. These variances are explained by each component below.
Rental income increased $583 on a “same store” basis for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to the effect of new tenants taking occupancy of previously vacant spaces. As of September 30, 2013 and 2012, our “same store” weighted average physical occupancy increased to 95.1% from 94.7%, respectively. On an aggregate portfolio basis, rental income increased $57,787, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, reflecting an increase in rental income from our other investment properties during the nine month period. The increase is a result of the 94 investment properties acquired after January 1, 2012.
Tenant recovery income increased $118 on a “same store” basis for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to an increase in the recoverable expenses which resulted in us recognizing more recovery income from our tenants. On an aggregate portfolio basis, tenant recovery income increased $11,894 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, reflecting an increase in tenant recovery income from other investment properties. The increase is a result of the 94 investment properties acquired after January 1, 2012.
Other property income decreased $200 on a “same store” basis, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a decrease in termination fee income. On an aggregate portfolio basis, other property income increased $3,730 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase is primarily due to an increase in termination fee income of $1,894.
Property operating expenses increased $550 on a “same store” basis, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to an increase in property repairs and maintenance costs during the nine months ended September 30, 2013 as compared to the prior period. On an aggregate portfolio basis, total property operating expenses increased $12,227 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase is a result of the 94 investment properties acquired after January 1, 2012.
Real estate tax expense increased $144 on a “same store” basis, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase in real estate tax expense during 2013 can be attributed to increases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $6,456 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase is a result of the 94 investment properties acquired after January 1, 2012.
Total other income increased $4,117 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to an increase related to adjustments to tenant recovery income resulting from differences in estimated expense recoveries billed and actual expenses, along with an increase in realized gains from the sales of certain of our marketable securities, as well as straight line rent from a greater number of properties in our portfolio.
Bad debt expense increased $824 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures, which were insignificant. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.
Depreciation and amortization increased $33,359 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from 125 properties owned as of September 30, 2012, compared to 143 properties owned as of September 30, 2013.
General and administrative expenses increased $2,666 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase is primarily due to incremental increases resulting from the growth of the portfolio. Additionally for the nine months ended September 30, 2013, $1,011 of costs have been incurred related to evaluating potential liquidity options as previously disclosed on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2013.
Acquisition costs decreased $3,470 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a decrease in the number of potential and actual acquisitions we pursued during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, and adjustments in 2013 related to a decrease in estimated deferred investment property obligations due to changes in the underlying liability assumptions where we are expected to pay out less than originally anticipated.

Interest expense increased $17,240 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase in interest expense is primarily due to a $353,160 increase in mortgage payables, credit facility and security margin payable from September 30, 2012 to September 30, 2013.
Business management fee was $10,909 and $500 for the nine months ended September 30, 2013 and 2012, respectively. The Business Manager could have been paid a business management fee in the amount equal to $11,073 and $5,923 for the nine months ended September 30, 2013 and 2012, respectively, however the Business Manager permanently waived $164 and $5,423, respectively of potential fees it may have earned.
Funds from Operations and Modified Funds from Operations
The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, the presentation of operating results for a REIT using historical cost accounting alone may be less informative and insufficient. Therefore, we utilize certain non-U.S. GAAP supplemental performance measures due to certain unique operating characteristics of real estate companies. One non-U.S. GAAP supplemental performance measure that we consider is known as funds from operations, or “FFO.” The National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property, adding back real estate impairment charges and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent. From inception through September 30, 2013, we have not had any impairment charges and, therefore, no adjustments to FFO have been necessary for impairment charges. We believe our FFO calculation complies with NAREIT's definition described above.
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
For the nine months ended September 30, 2013 and 2012, we paid distributions of $52,213 and $34,741, respectively. For the nine months ended September 30, 2013 and 2012, we generated FFO of $66,523 and $37,137, respectively, MFFO of $64,001 and $40,586, respectively and cash flow from operations of $65,348 and $39,689, respectively.

The table below represents a reconciliation of our net (loss) income attributable to common stockholders to FFO and MFFO for nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Net (loss) income attributable to common stockholders	$(1,051)	$2,922
Add:
Depreciation and amortization related to investment properties	67,574	34,215
Less:
Noncontrolling interest’s share of depreciation and amortization related to investment properties	—	—
Funds from operations (FFO)	$66,523	$37,137
Add:
Acquisition related costs (1)	180	3,650
Amortization of acquired above and below market leases, net (2)	2,550	2,125
Noncontrolling interest’s share of amortization of acquired below market leases and straight-line rental income	—	—
Less:
Straight-line rental income (3)	(4,612)	(2,304)
Realized gain on sale of marketable securities (4)	(640)	(22)
Modified funds from operations (MFFO)	$64,001	$40,586

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

Select Property Information
The following table sets forth a summary, as of September 30, 2013, of lease expirations scheduled to occur during each of the calendar years from 2013 to 2017 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2013 and does not include multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2013 (remainder of year) (b)	45	106,761	0.9%	$1,905	1.1%	$17.84
2014	105	317,178	2.7%	7,063	3.9%	22.27
2015	106	326,541	2.7%	6,397	3.5%	19.59
2016	141	541,217	4.5%	9,121	5.1%	16.85
2017	147	829,009	6.9%	14,577	8.1%	17.58
Thereafter	564	9,885,552	82.3%	140,697	78.3%	14.23
Leased Total	1,108	12,006,258	100.0%	$179,760	100.0%	$14.97

(a)	Represents the base rent in place at the time of lease expiration.

(b)	Includes month-to-month leases.
The following table sets forth our top five tenants in our portfolio based on annualized base rent for leases in-place on September 30, 2013 and does not include multi-family leases.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent per Square Foot
Kohl’s Department Stores Inc.	10	832,839	6.7%	$7,587	4.3%	$9.11
Walgreens	14	204,167	1.6%	7,299	4.1%	35.75
Dollar General	44	502,721	4.0%	5,077	2.9%	10.10
PetSmart	15	281,848	2.3%	4,277	2.4%	15.17
Ross Dress For Less	12	342,967	2.8%	3,757	2.1%	10.95
Top Five Tenants	95	2,164,542	17.4%	$27,997	15.8%	$12.93

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place on September 30, 2013.

Tenant Type	Square Footage Including Multi-family Units	Percent of Total Square Footage
Dollar stores and off price clothing	2,125,493	17.1%
Grocery	1,482,062	11.9%
Lifestyle, health clubs, books and phones	1,269,405	10.2%
Department	1,143,032	9.2%
Home Improvement	768,894	6.2%
Restaurants and fast food	719,685	5.8%
Clothing and accessories	693,510	5.6%
Home goods	667,533	5.4%
Sporting goods	607,968	4.9%
Multi-family	437,104	3.5%
Consumer services, salons, cleaners and banks	430,233	3.5%
Industrial	416,815	3.4%
Commercial office	409,490	3.3%
Pet supplies	406,285	3.3%
Health, doctors and health food	395,576	3.2%
Electronics	254,276	2.0%
Other	181,960	1.5%
Total	12,409,321	100.0%
Critical Accounting Policies
Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 13, 2013, under the heading “Critical Accounting Policies.”
Contractual Obligations
We have entered into mortgage loans which may require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2013, all of the mortgages were current in payments and we were in compliance with such covenants.
We have provided a partial guarantee on certain financial obligations of our subsidiaries with an outstanding principal balance of $284,585. As of September 30, 2013, these guarantees totaled to an aggregate recourse amount of $95,499.
From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit of generally one to three years and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of September 30, 2013 and December 31, 2012, we had liabilities of $35,066 and $70,580, respectively, recorded on the consolidated balance sheet as deferred investment property acquisition obligations. The maximum potential payment is $39,544 at September 30, 2013.
As of September 30, 2013, our consolidated joint ventures had $67,919 in redeemable noncontrolling interests that will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. At the noncontrolling interest holders’ option, we may be required to pay cash, but if the noncontrolling interest holder elects to redeem its interest for the Company’s stock, we have the option to pay cash, issue common stock, or a mixture of both.
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

	September 30, 2013	December 31, 2012
Total assets	$2,352,935	$2,393,523
Mortgages, credit facility and securities margin payable	$1,249,328	$1,249,422
	For the Nine Months Ended September 30,
	2013	2012
Total income	$165,403	$89,178
Net (loss) income attributable to common stockholders	$(1,051)	$2,922
Net (loss) income attributable to common stockholders per common share, basic and diluted (a)	$(0.01)	$0.04
Distributions declared to common stockholders	$52,171	$37,219
Distributions per weighted average common share (a)	$0.45	$0.45
Cash flows provided by operating activities	$65,348	$39,689
Cash flows used in investing activities	$(28,311)	$(813,848)
Cash flows (used in) provided by financing activities	$(29,466)	$827,331
Weighted average number of common shares outstanding, basic and diluted	116,253,872	83,326,053

(a)
The net (loss) income attributable to common stockholders per common share, basic and diluted, is based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2013 and 2012, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Subsequent Events
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2013 through the close of business on December 31, 2013. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to $0.60 or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•
In October 2013, total distributions declared for the month of September 2013 were paid in the amount equal to $5,789, of which $2,352 was paid in cash and $3,437 was reinvested through the Company’s DRP, resulting in the issuance of an additional 361,816 shares of common stock.

•
In November 2013, total distributions declared for the month of October 2013 were paid in the amount equal to $6,000, of which $2,437 was paid in cash and $3,563 was reinvested through the Company’s DRP, resulting in the issuance of an additional 375,095 shares of common stock.

On October 7, 2013, we completed the refinancing of the first mortgage secured by the Landstown Commons. This loan had an outstanding balance of $50,140 as of September 30, 2013 and matures on September 25, 2015. The refinanced loan bears interest at a rate equal to daily LIBOR plus 1.75%, which was equal to 1.92% per annum as of the day of refinancing.
On November 13, 2013, we announced that our board of directors, including all of our independent directors, had voted to suspend, until further notice, the Company’s DRP, effective immediately, and the Company’s SRP, effective December 13, 2013. Written notice of the suspension was provided to each stockholder pursuant to the terms of the SRP. Beginning with the distributions previously authorized by the board of directors for the month of November 2013, which are payable in December 2013, all distributions authorized by the board of directors will be paid to our stockholders in cash. The suspension of the DRP will not affect the payment of distributions to stockholders who previously received their distributions in cash. As a result of the suspension of the SRP, all repurchase requests received from stockholders and determined by the us to be in good order on or before December 13, 2013 will be honored in accordance with the terms, conditions and limitations of the SRP. We will not process or accept any requests for repurchase that are not in good order on or before that date. We expects to make payment for previously submitted and accepted repurchase requests as soon as reasonably practicable following the date of the repurchase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollar amounts are stated in thousands.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. Including derivative financial instruments, we currently have limited exposure to financial market risks through fixing our interest rates on all long-term debt as of September 30, 2013 except some mortgages payable, the securities margin payable and the credit facility. As of September 30, 2013, we had outstanding debt, which is subject to fixed interest rates and variable rates of $1,002,228 and $245,851, respectively, bearing interest at weighted average interest rates equal to 4.66% per annum and 2.36% per annum, respectively, including the effect of interest rate swaps. As of September 30, 2013, we had $7,814 of fixed rate debt maturing by the end of 2014.
If market rates of interest on all non-hedged debt which is subject to variable rates as of September 30, 2013 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease future earnings and cash flows by approximately $2,459 annually. If market rates of interest on all non-hedged debt which is subject to variable rates as of September 30, 2013 permanently decreased by 1% (100 basis points), the decrease in interest expense on all debt would increase future earnings and cash flows by the same amount.
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
Derivatives
The following table summarizes our interest rate swap contracts outstanding as of September 30, 2013:

Date Entered		Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of September 30, 2013
March 11, 2011		April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$(361)
June 22, 2011		June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	13,359	(499)
October 28, 2011		November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	10,837	(264)
May 9, 2012		May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	10,150	(88)
June 13, 2012	(1)	June 10, 2011	December 10, 2018	5.17%	1 month LIBOR	49,391	(3,561)
July 24, 2012		July 26, 2012	July 20, 2017	3.09%	1 month LIBOR	4,677	14
October 1, 2012		April 1, 2014	March 29, 2019	3.85%	1 month LIBOR	45,000	700
October 2, 2012		October 4, 2012	October 1, 2017	3.73%	1 month LIBOR	24,750	56
October 4, 2012		October 4, 2012	October 3, 2019	3.15%	1 month LIBOR	10,808	280
December 20, 2012		December 20, 2012	December 20, 2017	3.36%	1 month LIBOR	9,900	48
February 14, 2013		February 14, 2013	December 31, 2022	4.25%	1 month LIBOR	14,900	441
					Total	$203,122	$(3,234)

(1)	Assumed at the time of acquisition of Walgreens NE Portfolio with a then fair value of ($5,219).

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
While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of September 30, 2013.

	Cost	Fair Value	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity securities	$24,904	$25,968	$28,565	$23,371
Debt securities	8,827	9,132	10,045	8,219
Total marketable securities	$33,731	$35,100	$38,610	$31,590
Item 4. Controls and Procedures
Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred a net loss on a U.S. GAAP basis in two of the last three years. Our losses can be attributed, in part, to startup costs and expenses incurred while we increased the size of our portfolio. In addition, depreciation and amortization substantially reduced our net income on a U.S. GAAP basis. If we incur net losses in the future, our financial condition, operations, cash flow, and our ability to pay our debt service and pay distributions to our stockholders may be materially and adversely affected. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of an investor’s investment could decline substantially. We were formed in June 2008 and, as of September 30, 2013, had acquired 135 retail properties, four office properties, two industrial properties and two multi-family properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.
Actions of our joint venture partners could negatively impact our performance.
As of September 30, 2013, we had entered into four joint ventures with unaffiliated third parties, and may enter into additional joint ventures in the future. As noted below we are not, and generally do not expect to be, in a position to exercise sole decision-making authority regarding the, joint ventures. Consequently, our joint venture investments may involve risks not otherwise present with other methods of investment in real estate. Per the terms of each of the joint venture operating agreements, we have the right to manage the joint venture business property operations on a day to day basis. However, we may need the approval of our joint venture partners in order to sell or refinance the properties, subject to the terms of the joint venture agreements. If we determine that it is in our best interest to either sell or refinance any one of the joint venture properties and our joint venture partners do not provide their approval, our ability to achieve our goals in regard to such investments may be restricted. If we enter into additional joint ventures in the future, we may be subject to similar or other restrictions with regard to those joint ventures.
Our joint ventures have and may continue to issue redeemable noncontrolling interests to our current and future joint venture partners. At the noncontrolling interest holders’ option, we may be required to pay cash, but if the noncontrolling interest holder elects to redeem its interest for the Company’s stock, we have the option to pay cash, issue common stock, or a mixture of both. This may cause cash restraints on us which may, among other things, limit our ability to pay distributions. If these redeemable noncontrolling interests are redeemed for common shares it may cause dilution of the common shares outstanding.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. At September 30, 2013, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions, exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.
We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.
Recent economic conditions may cause our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. The retail sector in particular has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. As of September 30, 2013, retail properties represented approximately 91.8% of our real property portfolio, based on aggregate purchase price paid at closing. We cannot provide assurance that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
Certain of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.
As of September 30, 2013, approximately 4.3% and 4.1% of our consolidated annualized base rental revenue was generated from leases with Kohl’s Department Stores Inc. and Walgreens, respectively and the top five tenants in our portfolio totaled 15.8% of our annualized base rental revenue. If any of these tenants were to cease paying rent or fulfilling their other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.
Leases representing approximately 0.9% (excluding multi-family units) of our portfolio square footage are scheduled to expire in 2013. We may be unable to renew leases or lease vacant space at favorable rates or at all.
As of September 30, 2013, leases representing approximately 0.9% (excluding multi-family units) of our portfolio were scheduled to expire in 2013, and an additional 3.5% (excluding multi-family units) of the square footage of our portfolio was available for lease as of September 30, 2013. We may be unable to extend or renew any of the expiring leases, or we may be able to re-lease these spaces only at rental rates equal to or below existing rental rates. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no compensation to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.
Geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the real estate markets of those areas.
As of September 30, 2013, approximately 14.8% and 12.1% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida and Nevada, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
We have borrowed money, including under our line of credit, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of September 30, 2013, we had $245,851 or 19.7% of our total outstanding debt that bore interest at variable rates, which begins to mature in 2015. As of September 30, 2013, we had $7,814 of fixed rate debt maturing by the end of 2014.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
The terms of any loan that we may enter into may preclude us from pre-paying the principal amount of the loan or could restrict us from selling or otherwise disposing of or refinancing properties. For example, lock-out provisions may prohibit us from reducing the outstanding indebtedness secured by any of our properties, refinancing this indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness secured by our properties. Lock-out provisions could impair our ability to take other actions during the lock-out period. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders. As of September 30, 2013, we had 23 loans with lock-out provisions in effect totaling $424,415 or approximately 35.8% of our total mortgage debt.
Our share repurchase program has been suspended until further notice, therefore reducing the potential liquidity of a stockholder's investment.
Our board of directors has voted to suspend our share repurchase program until further notice, effective December 13, 2013, therefore eliminating a channel through which stockholders could seek liquidity.
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
The share repurchase program will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program. In the event that we amend, suspend or terminate the share repurchase program, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the Securities and Exchange Commission on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion at any time and from time to time to reject any requests for repurchases. For ordinary repurchases, shares repurchased through the share repurchase program are fully funded from proceeds generated through the distribution reinvestment plan. For the nine months ended September 30, 2013 and 2012, we processed all of the requests we received for share repurchases.
On November 13, 2013 the Company's board of directors voted to suspend the SRP until further notice, effective December 13, 2013.

The table below outlines the shares of common stock we repurchased, all of which were ordinary and exceptional and repurchased pursuant to our share repurchase program during the quarter ended September 30, 2013.

	Total Requests Received for Shares Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2013	82,428	82,428	$9.56	82,428	(1)
August 2013	66,417	66,417	$9.66	66,417	(1)
September 2013	42,471	42,471	$9.58	42,471	(1)
Total	191,316	191,316	$9.60	191,316	(1)

(1)	A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.
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
INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President (principal executive officer)		Treasurer and chief financial officer (principal financial officer)
Date:	November 14, 2013	Date:	November 14, 2013

Exhibit Index

Exhibit No.	Description
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

101
The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements.

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