Form 10-K
period 2013-12-31
Inland Diversified Real Estate Trust, Inc.
filed 2014-03-13
CIK 1438897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 000-53945
Inland Diversified Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant’s shares of common stock. The number of shares held by non-affiliates as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was 115,933,852.
As of March 3, 2014, there were 117,809,586 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

PART I

Item 1. Business
General
Inland Diversified Real Estate Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) was incorporated in June 2008 as a Maryland corporation. We were formed to acquire and develop a diversified portfolio of commercial real estate located in the United States and Canada. We also may invest in other real estate assets such as interests in real estate investment trusts, or “REITs,” or other “real estate operating companies” that own these assets, joint ventures and commercial mortgage debt. Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is a subsidiary of The Inland Group, Inc. Various affiliates of our Sponsor are involved in our business. We are externally managed and advised by Inland Diversified Business Manager & Advisor, Inc. referred to herein as our “Business Manager,” a wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations. Our properties are managed by one of Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC or Inland Diversified Development Services LLC, referred to collectively herein as our “Real Estate Managers.” These entities are indirectly controlled by the four principals of The Inland Group, Inc.; Messrs. Daniel Goodwin, Robert Baum, G. Joseph Cosenza and Robert Parks. Unless otherwise noted, all dollar amounts are stated in thousands, except per share amounts.
On August 24, 2009, we commenced our initial public offering of up to 500,000,000 shares of our common stock to the public at a price of $10.00 per share on a “best efforts” basis and up to 50,000,000 shares of our common stock at a price of $9.50 per share to our stockholders pursuant to our distribution reinvestment plan, or “DRP.” The dealer manager of our public offering was Inland Securities Corporation, a wholly owned subsidiary of our Sponsor. The "best efforts" portion of the offering was completed on August 23, 2012. As of the termination of our best efforts public offering on August 23, 2012, we sold a total of 110,485,936 shares, generating $1,099,311 in aggregate gross offering proceeds. Following the termination of the best efforts portion of the offering, we filed another registration statement to permit us to continue offering and selling shares of common stock to stockholders who choose to participate in the DRP. On November 13, 2013, our board of directors voted to suspend the DRP, effective immediately. In our initial public offering we sold 119,839,478 shares, including 9,353,542 shares pursuant to the DRP, generating $1,188,170 in aggregate gross offering proceeds.
At December 31, 2013, we owned 135 retail properties, four office properties and two industrial properties collectively totaling 12.5 million square feet including 24 multi-family units and two multi-family properties totaling 420 units. The properties are located in 31 states. As of December 31, 2013, we had a diversified portfolio of properties with our top two tenants, Kohl's Department Stores, Inc. and Walgreens comprising 4.3% and 4.1% of our total annualized base rent, respectively and our top two tenant types, dollar stores including off price clothing and grocery stores comprising 17.3% and 11.9% of our total square feet, respectively. As of December 31, 2013, our portfolio had a weighted average physical occupancy and economic occupancy of 96.1% and 97.2%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time that we acquired certain properties, the purchase agreement contained an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing for certain vacant spaces, although we own the entire property. We are not obligated to settle this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.
Net Lease Sale Transactions
On December 16, 2013, we, Inland Diversified Cumming Market Place, L.L.C., a Delaware limited liability company and our subsidiary, and Bulwark Corporation, a Delaware corporation and our subsidiary, entered into two Purchase and Sale Agreements (collectively, the “Purchase and Sale Agreements”) with Realty Income Corporation, a Maryland corporation and unaffiliated third party purchaser (“Realty Income”). The Purchase and Sale Agreements collectively provide for the sale of a total of 84 of our single tenant, net leased properties (the “Net Lease Properties”) to Realty Income in a series of transactions which we refer to as the “Net Lease Sale Transactions.”
The Purchase and Sale Agreements provide that the Net Lease Properties will be sold in multiple separate tranches. The closing of each tranche is subject to the satisfaction of various closing conditions. On January 31, 2014, we closed the first tranche of Net Lease Properties (the “Tranche I Closing”), resulting in the sale to Realty Income of a total of 46 of the Net Lease Properties for an aggregate cash purchase price of approximately $201,955. The Tranche I Closing resulted in net proceeds to us of $126,312. Subject to the satisfaction of all closing conditions, the sale of the remainder of the Net Lease Sale Transactions is expected to close by April 30, 2014. However, there are no assurances that the remainder of the Net Lease Sale Transactions will be consummated on the expected timetable, or at all.
Following the Tranche I Closing, our portfolio consisted of 91 retail properties, three office properties and one industrial property collectively totaling 11.5 million square feet including 24 multi-family units and two multi-family properties totaling 420 units. Assuming the completion of the Net Lease Sale Transactions and the sale of all of the properties contemplated to be sold therein, following the completion of the Net Lease Sale Transactions we will own 57 retail properties, collectively totaling approximately 10.2 million square feet including 24 multi-family units and two multi-family properties with a total of 420 units.
Proposed Merger
On February 9, 2014, we entered into an agreement and plan of merger (the “Merger Agreement”) with Kite Realty Group Trust, a publicly traded (NYSE: KRG) Maryland real estate investment trust (“Kite”), and KRG Magellan, LLC, a Maryland limited liability company and a direct wholly owned subsidiary of Kite (“Merger Sub”). The Merger Agreement provides for, upon the terms and conditions of the Merger Agreement, the merger of the Company with and into Merger Sub, with Merger Sub surviving the Merger as a direct wholly owned subsidiary of Kite (the “Merger”). Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive shares of beneficial interest of Kite, par value $0.01 per share (“Kite Common Shares”), based on:

•
an exchange ratio of 1.707 Kite Common Shares for each share of our common stock if the volume-weighted average trading price of Kite Common Shares for the ten consecutive trading days ending on the third trading day preceding the meeting of our stockholders to approve the Merger (the “Reference Price”) is equal to or less than $6.36;

•	a floating exchange ratio if the Reference Price is more than $6.36 or less than $6.58 (with such floating exchange ratio being determined by dividing $10.85 by the Reference Price); and

•	an exchange ratio of 1.650 Kite Common Shares for each share of our common stock if the Reference Price is $6.58 or greater.
Pursuant to the Merger Agreement, upon the effective time of the Merger, the board of trustees of Kite will consist of nine members, six of whom will be current trustees of Kite and three of whom will be designated by us.
The completion of the Merger is subject to a number of closing conditions, including, among others: (i) approval by Kite’s stockholders and our stockholders, including the approval of Kite’s stockholders of an amendment to Kite’s declaration of trust to increase the number of Kite Common Shares that Kite is authorized to issue; (ii) the absence of a material adverse effect on either us or Kite; (iii) the receipt of tax opinions relating to the REIT status of Kite and the Company and the tax-free nature of the transaction; (iv) the completion of the Net Lease Sale Transactions; and (v) the completion of the redeployment of certain proceeds from the Net Lease Sale Transactions to acquire replacement properties for purposes of Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a result of the closing conditions to which the Merger is subject, there are no assurances that the proposed Merger will be consummated on the expected timetable, or at all. If the closing conditions are satisfied, it is anticipated that the Merger will close during the second or third quarter of 2014.
The Merger Agreement may be terminated under certain circumstances, including by either us or Kite if the Merger has not been consummated on or before the outside date of August 31, 2014, subject to extension under certain circumstances. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay to Kite a termination fee of $43,000 and/or reimburse Kite’s transaction expenses up to an amount equal to $8,000. Where termination is in connection with a failure to close the Net Lease Sale Transactions, we may be required to (i) reimburse Kite for its transaction expenses up to an amount equal to $8,000 and (ii) pay Kite a termination fee of $3,000. The Merger Agreement also provides that, under specified circumstances, Kite may be required to pay us a termination fee of $30,000 and/or reimburse our transaction expenses up to an amount equal to $8,000. Under certain circumstances, including upon payment of the applicable termination fee, either party is permitted to terminate the Merger Agreement to enter into a definitive agreement with a third party with respect to a superior acquisition proposal.
If the Merger is consummated, it is expected to significantly change the scope of our business and as a result our 2013 results of operations may not necessarily be representative of our future results of operations. Unless otherwise stated, all disclosures and discussion in this Form 10-K do not include the expected effects of the Merger.
In connection with the execution of Merger Agreement, we entered into a Master Liquidity Event Agreement (the “Master Agreement”) with the Business Manager, the Real Estate Managers, and certain other affiliates of the Business Manager. The Master Agreement sets forth the terms of the consideration due to the Business Manager and the Real Estate Managers in connection with the Merger, provides for the automatic termination upon the closing of the Merger of our agreements with the Business Manager and the Real Estate Managers and certain other agreements between us and affiliates of the Business

Manager and includes certain other agreements in order to facilitate the Merger. See Part III, Item 13 of this Annual Report on Form 10-K, “Certain Relationships and Related Transactions, and Director Independence,” for additional information.
Segment Data
We have one reportable segment as defined by accounting principles generally accepted in the United States (“U.S. GAAP”) for the years ended December 31, 2013, 2012 and 2011. Accordingly, we did not report any other segment disclosures in this annual report.
Investment Policies
Investments in Real Estate
We acquire commercial real estate located throughout the United States and Canada, with a focus on investments in retail properties, office buildings, multi-family properties, including student housing properties, industrial/distribution and warehouse facilities, and lodging properties. We may also purchase medical office buildings and other healthcare-related facilities and public infrastructure assets, including toll roads, water utilities, correctional facilities, airports, ports, electricity and gas transmission and distribution networks and telecommunications facilities. We may purchase properties with operating histories, newly constructed properties, properties under development, or undeveloped properties.
We have not focused on any one particular geographic location and seek to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property or a particular tenant. We are not specifically limited in the number or size of properties we may acquire, or with respect to the amount that we may invest in a single property. We have sought investments in properties with existing “net” leases. “Net” leases require tenants to pay a share, either prorated or fixed, of all, or a majority, of a particular property’s operating expenses, including real estate taxes, special assessments, utilities, insurance, common area maintenance and building repairs, as well as base rent payments.
We may acquire assets by purchasing the property directly or indirectly by purchasing interests, including controlling interests, in REITs, or other “real estate operating companies” that own these assets, such as real estate management companies and real estate development companies. We may purchase the common or preferred stock of these entities (or debt securities issued by these entities) or options to acquire interests in these entities. We do not have any policies limiting its acquisitions of REITs or other real estate operating companies to those conducting a certain type of real estate business or owning a specific property type or real estate asset. We may also acquire, develop or improve properties through joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other unaffiliated third parties. In determining whether to invest in a particular joint venture, the Business Manager evaluates the real estate assets that the joint venture owns or is being formed to own under the same criteria used for the selection of direct investments in properties.
Investments in Real Estate Mortgages
We may originate and invest in real estate-related loans, including first and second mortgage loans, mezzanine loans, B-Notes, bridge loans, convertible mortgages, wraparound mortgage loans, construction mortgage loans and participations in these loans. These loans may be secured by first or second mortgages on commercial real estate or a pledge of ownership interests in the entity owning commercial real estate. Our underwriting process typically involves comprehensive financial, structural, operational and legal due diligence.
We will not make, or invest in, mortgage loans, excluding investments in CMBS, unless we obtain an appraisal of the underlying property from a certified independent appraiser, except for mortgage loans insured or guaranteed by a government or governmental agency. In addition to the appraisal, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. We will not make, or invest in, mortgage loans, excluding investments in CMBS, secured by a property if the aggregate amount of all mortgage loans secured by the property, including our loans, would exceed an amount equal to 85% of the appraised value of the property, unless we find substantial justification due to the presence of other underwriting criteria, as determined in the sole discretion of our board of directors, including a majority of our independent directors, and provided further that the loans do not exceed the appraised value of the property at the date of the loans. We are not limited in the percentage of our assets that may be invested in any type of loan or in any single loan or the types of properties subject to mortgages or other loans in which we may invest.
Tax Status
We have elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code beginning with the tax year ended December 31, 2009. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.
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
Employees
We do not have any employees. In addition, all of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for their service rendered to us. We do not separately compensate our executive officers for their service as officers or, except as set forth below with respect to our corporate secretary, reimburse either our Business Manager or Real Estate Managers or any of their affiliates for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or our Real Estate Managers or their affiliates. Our corporate secretary is employed by The Inland Real Estate Group, Inc., an affiliate of the Business Manager. We reimburse The Inland Real Estate Group, based on hourly billing rates, for the time that our secretary spends providing legal services related to our company or for our benefit.
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
Environmental Matters
As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2013 will require us to incur material expenditures to comply with these laws and regulations.

Access to Company Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, as a result, we electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We have filed and we will continue to file documents in connection with the Merger with the SEC. The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K, proxy statements and other filings with the SEC. Access to these filings is free of charge.
We make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, including all amendments to such filing, on our website, www.inlanddiversified.com. These filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.
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
Risks Related to Our Business
Failure to complete the Merger could negatively impact the value of our common stock and the future value of our business and financial results.
If the Merger is not completed, our ongoing business could be adversely affected and we will be subject a variety of risks associated with the failure to complete the Merger, including but not limited to:

•	being required, under certain circumstances, to pay to Kite a termination fee of $43,000 and/or reimburse Kite’s transaction expenses up to an amount equal to $8,000;

•	incurrence of substantial costs relating to the proposed merger, such as legal, accounting, financial advisory, filing, printing and mailing fees; and

•	diversion of resources and the focus of our management from operational matters and other strategic opportunities while working to implement the Merger.
If the Merger is not completed, these risks could negatively impact the value of our common stock, the future value of our business and our financial results.
The pendency of the Merger could adversely affect our business and operations.
In connection with the pending Merger, some of our tenants or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses regardless of whether the Merger is completed. Similarly, current and prospective employees of the Business Manager or the Property Managers may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect the ability of the Business Manager or the Property Managers to attract and retain key personnel during the pendency of the Merger. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions could prove beneficial.
If we do not complete the Merger, there will continue to be no public trading market for our shares and a public market may never develop.
There currently is no public market for our shares and, absent the completion of the pending Merger or a similar transaction, there is no assurance that a public market may develop. In addition, our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date. If the Merger is not completed, our stockholders will not have the opportunity to sell their shares and our board of directors will review other alternatives for a liquidity event, which may not occur in the near term or on terms as attractive as the terms of the Merger. Our charter also prohibits the ownership of more than 9.8% of our common stock, in value or number of shares (whichever is more restrictive), by a single investor, unless exempted by our board of directors, which may further limit your ability to sell or otherwise dispose of your shares. Furthermore, our board of directors has voted to suspend our share repurchase program until further notice, effective December 13, 2013, and we do not anticipate that the board of directors will resume our share redemption program while the Merger is pending. As a result, if we do not complete the Merger, you may have to hold your shares for an indefinite period of time or, if you are able to sell your shares, you likely would have to sell them at a substantial discount to the price you paid for the shares. If our share repurchase program was resumed, the program contains numerous restrictions that limit our stockholders' ability to sell their shares, including those relating to the number of shares of our common stock that we can repurchase at any time and limiting the funds we will use to repurchase shares pursuant to the program.
The Merger Agreement contains provisions that could discourage a potential competing acquiror of our company or could result in any competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, knowingly encourage or facilitate any third-party proposals to acquire all or a significant part of our company. With respect to any bona fide third-party acquisition proposal, we generally have an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our board of directors, or committee thereof, may withdraw or modify its recommendation to our shareholders in response to such acquisition proposal. Upon termination of the Merger Agreement in certain circumstances, we may be required to pay a substantial termination fee and/or expense reimbursement to Kite.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.
On U.S. GAAP basis we have incurred a net loss attributable to common stockholders in two of the last three years.
We have incurred a net loss attributable to common stockholders on a U.S. GAAP basis in two of the last three years. Our losses can be attributed, in part, to startup costs and expenses incurred while we increased the size of our portfolio. In addition, depreciation and amortization substantially reduced our net income attributable to common stockholders on a U.S. GAAP basis. If we incur future losses, our financial condition, operations, cash flow, and our ability to pay our debt service and pay distributions to our stockholders may be materially and adversely affected. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of an investor’s investment could decline substantially. We were formed in June 2008 and, as of December 31, 2013, had acquired 135 retail properties, four office properties, two industrial properties and two multi-family properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.
Economic conditions disruptions may adversely impact many aspects of our operating results and operating condition.
U.S. and international markets continue to experience volatility due to a combination of many factors, including, the tapering of bond purchases by the Federal Reserve, the potential for rising interest rates, and uncertain growth. This volatility may have an adverse impact on the availability of credit to businesses generally, and real estate in particular, and could lead to weakening of the U.S. and global economies. The availability of debt financing secured by commercial real estate could decline as a result of tightened underwriting standards. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our real estate assets are located, including the dislocations in the credit markets and general global economic recession. Economic conditions may also impact the ability of certain of our tenants to satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:

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
As of December 31, 2013, we had entered into four joint ventures with unaffiliated third parties, and may enter into additional joint ventures in the future. As noted below we are not, and generally do not expect to be, in a position to exercise sole decision-making authority regarding the, joint ventures. Consequently, our joint venture investments may involve risks not otherwise present with other methods of investment in real estate. Per the terms of each of the joint venture operating agreements, we have the right to manage the joint venture business property operations on a day to day basis. However, we may need the approval of our joint venture partners in order to sell or refinance the properties, subject to the terms of the joint venture agreements. If we determine that it is in our best interest to either sell or refinance any one of the joint venture properties and our joint venture partners do not provide their approval, our ability to achieve our goals in regard to such investments may be restricted. If we enter into additional joint ventures in the future, we may be subject to similar or other restrictions with regard to those joint ventures.
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
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. At December 31, 2013, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions, exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.
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
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.
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
An economic downturn may cause our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. The retail sector in particular could be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. As of December 31, 2013, retail properties represented approximately 91.9% of our real property portfolio, based on aggregate purchase price paid at closing. We cannot provide assurance that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
Certain of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.
As of December 31, 2013, approximately 4.3% and 4.1% of our consolidated annualized base rental revenue was generated from leases with Kohl’s Department Stores Inc. and Walgreens, respectively and the top five tenants in our portfolio totaled 15.8% of our annualized base rental revenue. If any of these tenants were to cease paying rent or fulfilling their other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.
Leases representing approximately 2.5% (excluding multi-family units) of our portfolio square footage are scheduled to expire in 2014. We may be unable to renew leases or lease vacant space at favorable rates or at all.
As of December 31, 2013, leases representing approximately 2.5% (excluding multi-family units) of our portfolio were scheduled to expire in 2014, and an additional 3.8% (excluding multi-family units) of the square footage of our portfolio was available for lease as of December 31, 2013. We may be unable to extend or renew any of the expiring leases, or we may be able to re-lease these spaces only at rental rates equal to or below existing rental rates. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no compensation to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.
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
As of December 31, 2013, approximately 14.7% and 12.0% of our consolidated annualized base rental revenue of our consolidated portfolio was generated by properties located in the States of Florida and Nevada, respectively. Accordingly, our rental revenues and property operating results are likely to be impacted by economic changes affecting these states. This geographic concentration also exposes us to risks of oversupply and competition in these real estate markets.
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
Market volatility and the risk of market deterioration may reduce the value of any real estate related securities in which we may invest.
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
We have borrowed money, including under our line of credit, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2013, we had $247,278 or 19.8% of our total outstanding debt that bore interest at variable rates, which begins to mature in 2015. As of December 31, 2013, we had $7,638 of fixed rate debt maturing by the end of 2014 of which $6,720 was subsequently repaid on March 10, 2014.
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
The terms of any loan that we may enter into may preclude us from pre-paying the principal amount of the loan or could restrict us from selling or otherwise disposing of or refinancing properties. For example, lock-out provisions may prohibit us from reducing the outstanding indebtedness secured by any of our properties, refinancing this indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness secured by our properties. Lock-out provisions could impair our ability to take other actions during the lock-out period. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders. As of December 31, 2013, we had 23 loans with lock-out provisions in effect totaling $424,270 or approximately 35.8% of our total mortgage debt.
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
We currently rely, to a great extent, and will continue to rely if the Merger is not completed, on persons performing services for our Business Manager and Real Estate Managers and their affiliates to manage our day-to-day operations. Some of these persons also provide services to one or more investment programs previously sponsored by our sponsor. These individuals face competing demands for their time and service and may have conflicts in allocating their time between our business and assets and the business and assets of our sponsor, its affiliates and the other programs formed and organized by our sponsor. In addition, if another investment program sponsored by our sponsor decides to internalize its management functions in the future, it may do so by hiring and retaining certain of the persons currently performing services for our Business Manager and Real Estate Managers, and if it did so, would likely not allow these persons to perform services for us.
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
Three of our directors, Mr. Parks, Ms. Gujral and Mr. Lazarus also serve as officers or directors of other entities affiliated with Real Estate Manager or Business Manager. Their affiliation with these other entities could result in conflicts with our business and interests that are most likely to arise in their participating in deliberations or voting on matters by our board of directors related to, among others:

•	enforcing our agreements with the Business Manager or Real Estate Manager and their affiliates; and

•	property sales, which reduce the amount of property management fees payable to our Real Estate Manager.
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
To maintain our qualification as a REIT, no more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year (other than the first taxable year for which an election to be a REIT has been made). Our charter prohibits any persons or groups from owning more than 9.8% of our common stock, in value or number of shares (whichever is more restrictive), without the prior approval of our board of directors. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock. Further, any person or group attempting to purchase shares exceeding these limits could be compelled to sell the additional shares and, as a result, to forfeit the benefits of owning the additional shares.
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
As of December 31, 2013, we owned interests in 135 retail properties, four office properties, two industrial properties and two multi-family properties. As of December 31, 2013, we, through our wholly-owned subsidiaries, either owned a fee simple interests in each of our properties or a controlling interest in the joint ventures which owns each of our properties. Our properties are encumbered by mortgage loans with an aggregate outstanding principal balance as of December 31, 2013 of $1,184,256. For additional information regarding our mortgage indebtedness, see Note 10 to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data” to this annual report.
As of December 31, 2013 and 2012, annualized base rent per square foot for all of our properties other than the multi-family properties averaged $13.69 and $13.51, respectively. As of December 31, 2013 and 2012, annualized base rent per square foot for our multi-family properties averaged $12,415 and $12,098 per unit, respectively. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.
The following table sets forth additional information regarding our property portfolio as of December 31, 2013:

		As of December 31, 2013
Property/Type	Location	Square Footage/Units	Physical Occupancy	Economic Occupancy (a)
Retail:
Merrimack Village Center	Merrimack, NH	82,292	100.0%	100.0%
Pleasant Hill Commons	Kissimmee, FL	70,642	93.5%	93.5%
Regal Court	Shreveport, LA	363,174	91.4%	91.4%
Draper Crossing	Draper, UT	167,148	99.1%	99.1%
Tradition Village Center	Port St. Lucie, FL	112,421	75.4%	75.4%
The Landing at Tradition	Port St. Lucie, FL	359,758	90.4%	90.4%
Temple Terrace	Temple Terrace, FL	87,213	98.0%	98.0%
Kohl’s at Calvine Pointe*	Elk Grove, CA	89,887	100.0%	100.0%
Lake City Commons	Lake City, FL	66,510	88.9%	92.4%
Publix Shopping Center	St. Cloud, FL	78,820	97.8%	97.8%
Kohl’s Bend River Promenade*	Bend, OR	69,000	100.0%	100.0%
Whispering Ridge	Omaha, NE	69,676	100.0%	100.0%
Bell Oaks Shopping Center	Newburgh, IN	94,811	100.0%	100.0%
Colonial Square Town Center	Fort Myers, FL	272,354	93.8%	96.3%
Shops at Village Walk	Fort Myers, FL	78,533	90.0%	90.0%
Lima Marketplace	Fort Wayne, IN	106,880	98.7%	98.7%
Dollar General- Ariton*	Ariton, AL	9,014	100.0%	100.0%
Dollar General- Collins*	Collins, GA	9,014	100.0%	100.0%
Dollar General- Decatur*	Decatur, AL	9,014	100.0%	100.0%
Dollar General- Dublin*	Dublin, GA	10,640	100.0%	100.0%
Dollar General- Duncanville*	Duncanville, AL	9,026	100.0%	100.0%
Dollar General- Excel*	Frisco City, AL	8,982	100.0%	100.0%
Dollar General- LaGrange*	LaGrange, GA	9,014	100.0%	100.0%
Dollar General- Milledgeville*	Milledgeville, GA	9,014	100.0%	100.0%

		As of December 31, 2013
Property/Type	Location	Square Footage/Units	Physical Occupancy	Economic Occupancy (a)
Dollar General- Uriah*	Uriah, AL	9,100	100.0%	100.0%
Waxahachie Crossing	Waxahachie, TX	97,127	98.8%	98.8%
Village at Bay Park	Ashwaubenon, WI	180,754	94.6%	94.6%
Northcrest Shopping Center	Charlotte, NC	133,674	94.9%	98.9%
Prattville Town Center	Prattville, AL	168,842	97.5%	97.5%
Landstown Commons	Virginia Beach, VA	409,747	92.0%	92.0%
Silver Springs Pointe	Oklahoma City, OK	135,028	92.0%	92.8%
Copps Grocery Store	Neenah, WI	61,065	100.0%	100.0%
University Town Center	Norman, OK	158,516	97.4%	98.2%
Pick N Save Grocery Store	Burlington, WI	48,403	100.0%	100.0%
Walgreens – Lake Mary	Lake Mary, FL	21,370	100.0%	100.0%
Walgreens Plaza	Jacksonville, NC	42,219	87.9%	87.9%
Walgreens – Heritage Square	Conyers, GA	22,385	80.1%	80.1%
Perimeter Woods	Charlotte, NC	303,328	97.4%	100.0%
Draper Peaks	Draper, UT	229,794	90.4%	97.8%
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,629	97.3%	100.0%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.7%	98.7%
Mullins Crossing	Evans, GA	297,168	99.5%	99.5%
Fox Point	Neenah, WI	171,121	98.1%	98.1%
Harvest Square	Harvest, AL	70,590	97.2%	97.2%
Palm Coast Landing	Palm Coast, FL	171,297	97.6%	97.6%
Dollar General – Sycamore*	Sycamore, AL	9,026	100.0%	100.0%
Dollar General Market - Port St. Joe*	Port St. Joe, FL	20,707	100.0%	100.0%
Hamilton Crossing	Alcoa, TN	179,864	97.6%	100.0%
Dollar General - Buffalo*	Buffalo, NY	10,566	100.0%	100.0%
Shoppes at Branson Hills	Branson, MO	447,718	99.4%	99.4%
Shoppes at Hawk Ridge	Lake St. Louis, MO	75,951	98.2%	100.0%
Bayonne Crossing	Bayonne, NJ	360,045	98.6%	100.0%
Eastside Junction	Athens, AL	79,700	96.3%	96.3%
Shops at Julington Creek	Jacksonville, FL	40,207	89.4%	96.2%
Dollar General Store - Lillian*	Lillian, AL	9,026	100.0%	100.0%
Dollar General Market - Slocomb*	Slocomb, AL	20,707	100.0%	100.0%
Dollar General Store - Clanton*	Clanton, AL	10,566	100.0%	100.0%
BB&T - Plantation*	Plantation, FL	3,750	100.0%	100.0%
BB&T - Wilmington*	Wilmington, NC	4,375	100.0%	100.0%
KeyBank - Beachwood*	Beachwood, OH	4,460	100.0%	100.0%
KeyBank - Euclid*	Euclid, OH	7,879	100.0%	100.0%
KeyBank - Mentor*	Mentor, OH	4,231	100.0%	100.0%
KeyBank - Pepper Pike*	Pepper Pike, OH	3,353	100.0%	100.0%
KeyBank - Shaker Heights*	Shaker Heights, OH	7,049	100.0%	100.0%
Regions Bank - Acworth*	Acworth, GA	3,933	100.0%	100.0%
Regions Bank - Alpharetta*	Alpharetta, GA	3,852	100.0%	100.0%
Dollar General Store*	Marbury, AL	9,026	100.0%	100.0%
Dollar General Store*	Gilbertown, AL	12,406	100.0%	100.0%
South Elgin Commons	Elgin, IL	128,000	100.0%	100.0%
Walgreens - Berlin	Berlin, CT	14,820	100.0%	100.0%
Walgreens - Brandford	Brandford, CT	13,548	100.0%	100.0%
Walgreens - Brockton	Brockton, MA	16,704	100.0%	100.0%
Walgreens - Derry	Derry, NH	14,820	100.0%	100.0%
Walgreens - Dover	Dover, NH	14,418	100.0%	100.0%
Walgreens - Ledgewood	Ledgewood, NJ	14,696	100.0%	100.0%
Walgreens - Melrose	Melrose, MA	16,053	100.0%	100.0%
Walgreens - Mount Ephraim	Mount Ephraim, NJ	14,739	100.0%	100.0%
Walgreens - Sewell	Sewell, NJ	14,820	100.0%	100.0%
Saxon Crossing	Orange City, FL	119,894	98.0%	99.0%

		As of December 31, 2013
Property/Type	Location	Square Footage/Units	Physical Occupancy	Economic Occupancy (a)
Dollar General Store - Enterprise*	Enterprise, AL	9,002	100.0%	100.0%
Dollar General Store - Odenville*	Odenville, AL	9,100	100.0%	100.0%
BP - Gordonsville*	Gordonsville, VA	5,756	100.0%	100.0%
BP - Fontaine*	Charlottesville, VA	3,589	100.0%	100.0%
BP - Monticello*	Charlottesville, VA	2,257	100.0%	100.0%
BP - Seminole*	Charlottesville, VA	2,573	100.0%	100.0%
Citgo - Gordonsville*	Gordonsville, VA	4,136	100.0%	100.0%
BJ's at Ritchie Station	Capital Heights, MD	117,875	100.0%	100.0%
Dollar General Market - Candler*	Candler, NC	20,700	100.0%	100.0%
Shops at Moore	Moore, OK	259,903	97.1%	97.5%
Kohl's - Cummings	Cumming, GA	86,584	100.0%	100.0%
Dollar General Market - Vienna*	Vienna, GA	20,707	100.0%	100.0%
Centre Point Commons	Bradenton, FL	119,275	83.7%	98.8%
Dollar General Store - Borger	Borger, TX	9,014	100.0%	100.0%
Dollar General Store - Brookshire	Brookshire, TX	12,480	100.0%	100.0%
Dollar General Store - Bullard	Bullard, TX	9,100	100.0%	100.0%
Dollar General Store - Cisco	Cisco, TX	9,014	100.0%	100.0%
Dollar General Store - Glen Rose	Glen Rose, TX	12,480	100.0%	100.0%
Dollar General Store - Hamilton	Hamilton, TX	9,100	100.0%	100.0%
Dollar General Store - Itasca	Itasca, TX	9,014	100.0%	100.0%
Dollar General Store - Joaquin	Joaquin, TX	12,480	100.0%	100.0%
Dollar General Store - Llano	Llano, TX	12,000	100.0%	100.0%
Dollar General Store - Memphis	Memphis, TX	9,100	100.0%	100.0%
Dollar General Store - Mt. Vernon	Mt. Vernon, TX	9,100	100.0%	100.0%
Dollar General Store - Pineland	Pineland, TX	11,914	100.0%	100.0%
Dollar General Store - Rockdale	Rockdale, TX	9,014	100.0%	100.0%
Dollar General Store - Sealy	Sealy, TX	9,014	100.0%	100.0%
Dollar General Store - Van Horn	Van Horn, TX	12,500	100.0%	100.0%
Lake City Commons II	Lake City, FL	16,291	100.0%	100.0%
Pathmark - Seaford	Seaford, NY	41,030	100.0%	100.0%
Pathmark - Upper Darby	Upper Darby, PA	52,791	100.0%	100.0%
Pathmark - Wilmington	Wilmington, DE	48,622	100.0%	100.0%
Schnucks - Arsenal*	St. Louis, MO	61,514	100.0%	100.0%
Schnucks - Festus*	Festus, MO	52,223	100.0%	100.0%
Schnucks - Grand*	St. Louis, MO	71,985	100.0%	100.0%
Dollar General Store - Anson	Anson, TX	9,100	100.0%	100.0%
Dollar General Store - East Bernard	East Bernard, TX	9,014	100.0%	100.0%
City Center (b)	White Plains, NY	365,905	100.0%	100.0%
Miramar Square	Miramar, FL	238,334	85.6%	85.6%
Crossing at Killingly Commons	Dayville, CT	395,084	96.5%	100.0%
Wheatland Town Center	Dallas, TX	158,103	100.0%	100.0%
Dollar General Store - Hertford*	Hertford, NC	12,406	100.0%	100.0%
Dollar General Market - Resaca*	Resaca, GA	20,707	100.0%	100.0%
Landings at Ocean Isle Beach	Ocean Isle Beach, NC	53,220	94.5%	94.5%
The Corner	Tucson, AZ	79,902	95.5%	100.0%
University Town Center Phase II	Norman, OK	259,133	96.4%	100.0%
Dollar General Store - Remlap*	Remlap, AL	9,100	100.0%	100.0%
Dollar General Market - Canton*	Canton, MS	20,707	100.0%	100.0%
Cannery Corner	Las Vegas, NV	44,472	84.8%	88.7%
Centennial Center	Las Vegas, NV	857,831	95.3%	97.5%
Centennial Gateway	Las Vegas, NV	193,009	89.9%	96.2%
Eastern Beltway	Las Vegas, NV	525,226	99.8%	100.0%
Eastgate	Henderson, NV	96,589	87.2%	87.2%
Lowe's Plaza	Las Vegas, NV	30,208	37.1%	58.8%
Dollar General Store - Samson*	Samson, AL	12,480	100.0%	100.0%

		As of December 31, 2013
Property/Type	Location	Square Footage/Units	Physical Occupancy	Economic Occupancy (a)
Copps Grocery - Stevens Point	Stevens Point, WI	69,911	100.0%	100.0%
Office:
Siemens’ Building	Buffalo Grove, IL	105,106	100.0%	100.0%
Time Warner Cable Division HQ	East Syracuse, NY	102,924	100.0%	100.0%
Elementis Worldwide Global HQ	East Windsor, NJ	65,552	100.0%	100.0%
Hasbro Office Building*	Providence, RI	135,908	100.0%	100.0%
Industrial:
Siemens Gas Turbine Service Division	Deer Park, TX	160,000	100.0%	100.0%
FedEx Distribution Centers*	Houston, TX	256,815	100.0%	100.0%
Multi-Family:
The Crossings at Hillcroft	Houston, TX	300 units	92.0%	92.0%
One Webster	Chelsea, MA	120 units	94.2%	94.2%
City Center (b)	White Plains, NY	24 units	100.0%	100.0%
Portfolio Totals		12,521,013 sq. ft. and 444 units	96.1%	97.2%

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

(b)	City Center is a multi-tenant retail property that also includes 24 multifamily units.
* Property was sold to Realty Income in Tranche I Closing on January 31, 2014. Following the Tranche I Closing, we owned interests in 91 retail properties, three office properties and one industrial property, collectively totaling 11.5 million square feet including 24 multi-family units, and two multi-family properties with a total of 420 units.
Assuming the completion of the Net Lease Sale Transactions and the sale of all of the properties contemplated to be sold therein, following the completion of the Net Lease Sale Transactions we will own 57 retail properties, collectively totaling approximately 10.2 million square feet including 24 multi-family units, and two multi-family properties with a total of 420 units.
The following table sets forth a summary, as of December 31, 2013, of lease expirations scheduled to occur during each of the calendar years from 2014 to 2018 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2013 and excluding multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2014 (b)	114	297,176	2.5%	$6,377	3.5%	$21.46
2015	108	326,204	2.7%	6,446	3.6%	19.76
2016	144	546,347	4.5%	9,297	5.2%	17.02
2017	149	835,545	6.9%	14,739	8.1%	17.64
2018	200	1,535,454	12.7%	24,638	13.6%	16.05
Thereafter	399	8,537,593	70.7%	119,551	66.0%	14.00
Leased Total	1,114	12,078,319	100.0%	$181,048	100.0%	$14.99

(a)	Represents the base rent in place at the time of lease expiration.

(b)	Includes month-to-month leases.

The following table sets forth the top five tenants in our portfolio based on annualized base rent for leases in-place on December 31, 2013 excluding multi-family leases.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent per Square Foot
Kohl’s Department Stores Inc.	10	832,839	6.7%	$7,587	4.3%	$9.11
Walgreens	14	204,167	1.6%	7,299	4.1%	35.75
Dollar General	44	502,721	4.0%	5,077	2.9%	10.10
PetSmart	15	281,848	2.3%	4,277	2.4%	15.17
Ross Dress For Less	12	342,967	2.7%	3,757	2.1%	10.95
Top Five Tenants	95	2,164,542	17.3%	$27,997	15.8%	$12.93
We believe our properties are adequately covered by insurance and are generally suitable for their intended purposes. Our properties face competition in attracting new tenants and residents, as applicable, and in retaining current tenants and residents, as applicable, from other properties in and around their respective submarkets.

The following table sets forth a summary of tenant diversity for our entire portfolio based on leases in-place on December 31, 2013.

Tenant Type	Square Footage Including Multi-family Units	Percent of Total Square Footage
Dollar stores and off price clothing	2,156,783	17.3%
Grocery	1,482,062	11.9%
Lifestyle, health clubs, books and phones	1,289,614	10.3%
Department	1,138,365	9.1%
Home Improvement	768,894	6.2%
Clothing and accessories	722,743	5.8%
Restaurants and fast food	719,646	5.8%
Home goods	675,283	5.4%
Sporting goods	607,968	4.9%
Multi-family	445,309	3.6%
Consumer services, salons, cleaners and banks	430,651	3.4%
Industrial	416,815	3.3%
Commercial office	409,490	3.3%
Pet supplies	406,285	3.2%
Health, doctors and health food	396,876	3.2%
Electronics	254,276	2.0%
Other	166,327	1.3%
Total	12,487,387	100.0%
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
The Financial Industry Regulatory Authority, or “FINRA,” requires registered broker-dealers, including the soliciting dealers who had sold shares in our initial “best efforts” public offering, to disclose in customer account statements an estimated per share value of our common stock if our annual report discloses an estimated per share value. FINRA rules currently prohibit broker-dealers from using an estimated per share value developed from data that is more than eighteen months old. As a result, broker-dealers are prohibited from disclosing on a customer account statement a per share value derived from the per share public offering price from our best efforts public offering for more than eighteen months following the termination of the offering. Our initial best efforts public offering terminated in August 2012.
On February 19, 2014, for the sole purpose of assisting broker-dealers that sold our common stock in our initial best efforts public offering to comply with the rules regarding account statement reporting published by FINRA, our board of directors, including our independent directors, adopted an estimated per share value of our common stock as of February 18, 2014 of $10.70. As discussed in Part I, Item 1 of this Annual Report on Form 10-K, “Business-Formation,” on February 9, 2014, we entered into the Merger Agreement with Kite. Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive Kite common shares, based on:

•	an exchange ratio of 1.707 Kite common shares for each share of our common stock if the Reference Price is equal to or less than $6.36;

•	a floating exchange ratio if the Reference Price is more than $6.36 or less than $6.58 (with such floating exchange ratio being determined by dividing $10.85 by the Reference Price); and

•	an exchange ratio of 1.650 Kite common shares for each share of our common stock if the Reference Price is $6.58 or greater.
The $10.70 estimated per share value as of February 18, 2014 was determined by multiplying (i) the final closing price of the Kite common shares on February 18, 2014 of $6.27 per share by (ii) the exchange ratio of 1.707 Kite common shares for each share of our common stock, which is the exchange ratio that would be applied at the effective time of the merger if the Reference Price was equal to the $6.27 per share closing price of the Kite common shares on February 18, 2014. In accordance with the requirements of FINRA, beginning on February 21, 2014, we made available to broker-dealers information for inclusion in the customer account statements they provide to holders of our common stock that referenced the $10.70 estimated per share value of our common stock as of February 18, 2014. The estimated per share value as of February 18, 2014 was calculated as of a moment in time based solely upon the final closing price of the Kite common shares on February 18, 2014. The trading price of the Kite common shares will fluctuate daily, and as a result the Reference Price (which will be calculated based on the ten day volume-weighted average trading price of Kite common shares, rather than a single day’s closing price) actually used to determine the exchange ratio for our common stock at the effective time of the Merger may differ significantly from the assumed Reference Price of $6.27 per share used to determine our estimated per share value as of February 18, 2014. Therefore, the estimated per share value as of February 18, 2014 most likely does not represent the actual per share value of the Kite common shares that our stockholders would receive pursuant to the Merger or the price that our stockholders would receive if they were able to sell their shares of our common stock prior to the closing of the Merger.
Stockholders
As of March 3, 2014, we had 117,809,586 shares of common stock outstanding, held by 27,616 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
Distributions
We currently pay distributions based on daily record dates, payable monthly in arrears. For 2013, we paid distributions that equal to a daily amount equal to $0.00164384, which if paid each day for the 365-day period, would equal to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. During the years ended December 31, 2013, 2012 and 2011, we paid cash distributions, which were paid monthly in arrears to stockholders, totaling $69,824, $51,767, and $23,641, respectively. For federal income tax purposes for the years ended December 31, 2013, 2012 and 2011, 39%, 38% and 27% of the distributions constituted a non-dividend distribution, respectively.
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
On November 13, 2013 our board of directors voted to suspend the DRP until further notice, effective immediately. If the DRP is reinstated, all stockholders are eligible to participate at no cost in our DRP. Because all stockholders may elect to have their distributions sent via ACH wire on the distribution payment date or credited on the distribution payment date to their DRP, we will treat all of our stockholders, regardless of the method by which they have chosen to receive their distributions, as having constructively received their distributions from us on the distribution payment date for federal income tax purposes. In the event the Merger does not occur, we plan to reinstate the DRP.
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
Share Repurchase Program
We adopted a share repurchase program (“SRP”), effective August 24, 2009. The SRP was amended and restated effective as of May 20, 2010. On November 13, 2013 our board of directors voted to suspend the amended and restated SRP until further notice, effective December 13, 2013. We do not anticipate that the board of directors will resume our SRP while the Merger is pending. In the event the Merger does not occur, our board of directors may consider reinstatement of the SRP.
As a result of the suspension of the SRP, all redemption requests received from stockholders during the fourth quarter of 2013 on or before December 13, 2013 and that were determined by us to be in good order on or before December 13, 2013 were honored in accordance with the terms, conditions and limitations of the SRP. We did not process or accept any requests for redemption received after December 13, 2013 and will not process or accept any future requests until such time as our board of directors may approve resumption of the SRP.
Under the SRP, we could make “ordinary repurchases,” which are defined as all repurchases other than upon the death of a stockholder, at prices ranging from 92.5% of the “share price,” as defined in the SRP, for stockholders who have owned their shares continuously for at least one year, but less than two years, to 100% of the “share price” for stockholders who have owned their shares continuously for at least four years. In the case of “exceptional repurchases,” which are defined as repurchases upon the death of a stockholder, we could repurchase shares at a repurchase price equal to 100% of the “share price.”
With respect to ordinary repurchases, we could make repurchases only if we had sufficient funds available to complete the repurchase. In any given calendar month, we were authorized to use only the proceeds generated from our DRP during that month to fund ordinary repurchases under the program; provided that, if we had excess funds during any particular month, we could, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases. Subject to funds being available, in the case of ordinary repurchases, we further would limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. With respect to exceptional repurchases, we were authorized to use all available funds to repurchase shares. In addition, the one-year holding period and 5% limit described herein would not apply to exceptional repurchases. We must, however, receive the written request for an exceptional repurchase within one year after the death of the stockholder.
The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. In the event that we amend, suspend or terminate the SRP, however, we will send stockholders notice of the amendment, suspension or termination at least thirty days prior to the effective date thereof, and we will disclose the amendment, suspension or termination in a report filed with the Securities and Exchange Commission on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion at any time and from time to time to reject any requests for repurchases. For the years ended December 31, 2013 and 2012, we processed all of the requests we received for share repurchases.
The table below outlines the shares of common stock we repurchased during the quarter ended December 31, 2013, pursuant to the SRP.

	Total Requests Received for Shares Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2013	73,003	73,003	$9.43	73,003	(1)
November 2013	117,047	117,047	$9.58	117,047	(1)
December 2013	117,460	117,460	$9.63	117,460	(1)
Total	307,510	307,510	$9.60	307,510	(1)

(1)	A description of the maximum number of shares that may be purchased under our repurchase program is included in the narrative preceding this table.
Securities Authorized for Issuance under Equity Compensation Plans
None.
Use of Proceeds from Registered Securities
None.
Recent Shares of Unregistered Securities
None.

Item 6. Selected Financial Data
The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this annual report (all amounts are in thousands, except share and per share amounts).

	December 31,
	2013	2012	2011	2010	2009
Total assets	$2,327,598	$2,393,523	$1,010,386	$450,114	$26,439
Mortgages, credit facility and securities margin payable including held for sale	$1,248,273	$1,249,422	$464,956	$192,871	$—
	For the years ended December 31,
	2013	2012	2011	2010	2009
Total income	$185,808	$113,364	$64,430	$16,504	$96
Net (loss) income attributable to common stockholders	$(283)	$2,616	$(2,279)	$(1,743)	$(297)
Net (loss) income attributable to common stockholders per common share, basic and diluted (a)	$0.00	$0.03	$(0.05)	$(0.13)	$(0.81)
Distributions declared to common stockholders	$70,002	$54,687	$25,263	$8,203	$212
Distributions per weighted average common share (a)	$0.60	$0.60	$0.60	$0.60	$0.15
Cash flows provided by (used in) operating activities	$84,333	$56,670	$27,872	$2,658	$(342)
Cash flows used in investing activities	$(43,606)	$(1,215,402)	$(454,168)	$(346,755)	$(9,691)
Cash flows (used in) provided by financing activities	$(44,793)	$1,134,777	$445,649	$369,262	$25,369
Weighted average number of common shares outstanding, basic and diluted	116,667,708	91,146,154	42,105,681	13,671,936	367,888

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

•
in connection with the pending Merger, some of our tenants or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses regardless of whether the Merger is completed;

•
the Merger may not be consummated on the terms described in the Merger Agreement or at all, which could adversely affect our ongoing business and expose us to a number of risks, including but not limited to significant transaction costs incurred by us related to the Merger and potential termination fee payable by us to Kite in certain circumstances; and

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
The following discussion and analysis relates to the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012. You should read the following discussion and analysis in conjunction with the “Selected Financial Data” section of this annual report and our consolidated financial statements and the related notes included in this report. Unless otherwise noted, all dollar amounts are stated in thousands, except share data, per share amounts, rent per square foot, and rent per unit.
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
On August 24, 2009, we commenced our initial public offering of up to 500,000,000 shares of our common stock to the public at a price of $10.00 per share on a “best efforts” basis and up to 50,000,000 shares of our common stock at a price of $9.50 per share to our stockholders pursuant to our distribution reinvestment plan, or “DRP.” The dealer manager of our public offering was Inland Securities Corporation, a wholly owned subsidiary of our Sponsor. The “best efforts” portion of the offering was completed on August 23, 2012. As of the termination of our best efforts public offering on August 23, 2012, we sold a total of 110,485,936 shares, generating $1,099,311 in aggregate gross offering proceeds. Following the termination of the best efforts portion of the offering, we filed another registration statement to permit us to continue offering and selling shares of common stock to stockholders who choose to participate in the DRP. On November 13, 2013, our board of directors voted to suspend the DRP, effective immediately. In our initial public offering we sold 119,839,478 shares, including 9,353,542 shares pursuant to the DRP, generating $1,188,170 in aggregate gross offering proceeds.
At December 31, 2013, we owned 135 retail properties, four office properties, and two industrial properties collectively totaling 12.5 million square feet including 24 multi-family units and two multi-family properties totaling 420 units. As of December 31, 2013, our combined portfolio had weighted average physical and economic occupancy of 96.1% and 97.2%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.
As of December 31, 2013 and 2012, annualized base rent per square foot averaged $13.69 and $13.51, respectively for all properties other than the multi-family properties and $12,415 and $12,098 per unit, respectively for the multi-family properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.
Net Lease Sale Transactions
On December 16, 2013, we, Inland Diversified Cumming Market Place, L.L.C., a Delaware limited liability company and our subsidiary, and Bulwark Corporation, a Delaware corporation and our subsidiary, entered into the Purchase and Sale Agreements with Realty Income. The Purchase and Sale Agreements collectively provide for the sale of the Net Lease Properties to Realty Income in a series of transactions which we refer to as the “Net Lease Sale Transactions.”
The Purchase and Sale Agreements provide that the Net Lease Properties will be sold in multiple separate tranches. The closing of each tranche is subject to the satisfaction of various closing conditions. On January 31, 2014, we closed the first tranche of Net Lease Properties, the Tranche I Closing, resulting in the sale to Realty Income of a total of 46 of the Net Lease Properties for an aggregate cash purchase price of approximately $201,955. The Tranche I Closing resulted in net proceeds to us of $126,312. Subject to the satisfaction of all closing conditions, the sale of the remainder of the Net Lease Sale Transactions is expected to close by April 30, 2014. However, there are no assurances that the remainder of the Net Lease Sale Transactions will be consummated on the expected timetable, or at all.
Following the Tranche I Closing, our portfolio consisted of 91 retail properties, three office properties and one industrial property collectively totaling 11.5 million square feet including 24 multi-family units and two multi-family properties totaling 420 units.
Proposed Merger
On February 9, 2014, we entered into the Merger Agreement with Kite and Merger Sub. The Merger Agreement provides for, upon the terms and conditions of the Merger Agreement, the merger of the Company with and into Merger Sub, with Merger Sub surviving the Merger as a direct wholly owned subsidiary of Kite. Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive Kite Common Shares, based on:

•
an exchange ratio of 1.707 Kite Common Shares for each share of our common stock if the volume-weighted average trading price of Kite Common Shares for the ten consecutive trading days ending on the third trading day preceding the meeting of our stockholders to approve the Merger (the “Reference Price”) is equal to or less than $6.36;

•	a floating exchange ratio if the Reference Price is more than $6.36 or less than $6.58 (with such floating exchange ratio being determined by dividing $10.85 by the Reference Price); and

•	an exchange ratio of 1.650 Kite Common Shares for each share of our common stock if the Reference Price is $6.58 or greater.

Pursuant to the Merger Agreement, upon the effective time of the merger, the board of trustees of Kite will consist of nine members, six of whom will be current trustees of Kite and three of whom will be designated by us.
The completion of the Merger is subject to a number of closing conditions, including, among others: (i) approval by Kite’s stockholders and our stockholders, including the approval of Kite’s stockholders of an amendment to Kite’s declaration of trust to increase the number of Kite Common Shares that Kite is authorized to issue; (ii) the absence of a material adverse effect on either us or Kite; (iii) the receipt of tax opinions relating to the REIT status of Kite and the Company and the tax-free nature of the transaction; (iv) the completion of the Net Lease Sale Transactions; and (v) the completion of the redeployment of certain proceeds from the Net Lease Sale Transactions to acquire replacement properties for purposes of Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a result of the closing conditions to which the Merger is subject, there are no assurances that the proposed Merger will be consummated on the expected timetable, or at all. If the closing conditions are satisfied, it is anticipated that the Merger may close during the second or third quarter of 2014.
The Merger Agreement may be terminated under certain circumstances, including by either us or Kite if the Merger has not been consummated on or before the outside date of August 31, 2014, subject to extension under certain circumstances. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay to Kite a termination fee of $43,000 and/or reimburse Kite’s transaction expenses up to an amount equal to $8,000. Where termination is in connection with a failure to close the Net Lease Sale Transactions, we may be required to (i) reimburse Kite for its transaction expenses up to an amount equal to $8,000 and (ii) pay Kite a termination fee of $3,000. The Merger Agreement also provides that, under specified circumstances, Kite may be required to pay us a termination fee of $30,000 and/or reimburse our transaction expenses up to an amount equal to $8,000. Under certain circumstances, including upon payment of the applicable termination fee, either party is permitted to terminate the Merger Agreement to enter into a definitive agreement with a third party with respect to a superior acquisition proposal.
In connection with the execution of Merger Agreement, we entered into the Master Agreement with the Business Manager, the Real Estate Managers, and certain other affiliates of the Business Manager. The Master Agreement sets forth the terms of the consideration due to the Business Manager and the Real Estate Managers in connection with the Merger, provides for the automatic termination upon the closing of the Merger of our agreements with the Business Manager and the Real Estate Managers and certain other agreements between us and affiliates of the Business Manager and includes certain other agreements in order to facilitate the Merger. See Part III, Item 13 of this Annual Report on Form 10-K, “Certain Relationships and Related Transactions, and Director Independence,” for additional information.
Market Outlook
After almost three years of uneven growth, the economy has improved to a level at which most indicators show progress has been achieved and some consumer confidence has returned. The unemployment rate has broken below the 7% range for the first time in several quarters. The Dow Jones Industrial Average has been at a record high for almost all of 2014. And in the real estate industry, we have seen increases in rental and occupancy rates over the past year. Our portfolio is reflective of this trend in that rental rates have increased and our economic occupancy levels have remained above 97% since we began operating.
There are other signs of progress. Development activity has reached a level not seen since 2007. We feel this signifies demand for space by tenants who can no longer satisfy their needs by backfilling existing shopping centers. We expect that this also means that construction lenders are providing funds to the industry. To date, our portfolio has benefitted from lower levels of competition resulting from sparse development activity, yet no industry can survive without at least some growth. We believe that demand based growth of retail tenants means corresponding demand from their customers, a healthy sign for everyone.
We are faced with a constantly changing environment, bringing new challenges to the industry. Our industry knowledge leads us to believe most operators of retail real estate portfolios are attempting to decrease their exposure to tenants who are affected by internet business. Many such tenants are closing their doors, or downsizing the size of their stores. The profile of a typical shopping center includes fewer book stores, electronics retailers and smaller office supply space. Instead, we are seeing service businesses, health clubs and upscale value oriented stores replace them. Other retailers have innovated to meet this challenge by offering same day delivery of items purchased in store or over the internet.
Our acquisition philosophy has been to acquire newer, well located properties occupied by tenants who provide necessity based goods and services. Our property management philosophy has been to work with our tenants to help ensure their success in light of specific or industry wide challenges. With a moderately improving economy, a portfolio built upon conservative principles and our dedication to focused management, we are optimistic as we enter 2014.
Liquidity and Capital Resources
General
Our principal demands for funds are to acquire real estate and real estate-related assets, to pay capital expenditures including tenant improvements, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, to fund repurchases of previously issued common stock and to pay distributions to our stockholders. We seek to fund our cash needs for items other than asset acquisitions, capital expenditures and related financings from operations. Our cash needs for acquisitions (including any contingent earnout payments), capital improvements and related financings have been funded primarily from the sale of our shares, including through our DRP, as well as debt financings. For the years ended December 31, 2013, 2012 and 2011, $38,286, $31,349 and $14,657, respectively, have been provided by the DRP which have been used to fund redemptions and other capital needs. On November 13, 2013, our board of directors voted to suspend the DRP, effective immediately, and the SRP, effective December 13, 2013. We do not believe that the suspension of the DRP will have a material impact on our ability to fund capital needs. Our primary source to fund our future cash needs, including cash to fund earnout payments, are expected to come from our undistributed cash flow from operations as well as secured or unsecured financings, including proceeds from lines of credit. The maximum total earnout payments which are expected to be paid in cash, issuance of redeemable noncontrolling interests by our consolidated joint ventures or from proceeds from mortgages payable during the next three years related to our acquisitions was $32,906 at December 31, 2013 and will not materially affect our liquidity. During the years ended December 31, 2013, we paid $8,806 related to construction in progress, capital expenditures and tenant improvements. We anticipate capital expenditures including tenant improvements to further increase in future years relating to signing new leases as our tenant's leases expire and as our properties age. These costs may be material.
On December 16, 2013, we entered into the Purchase and Sale Agreements with Realty Income. All or the majority of the net proceeds from the Net Lease Sale Transactions will be used to pay down the line of credit and mortgage debt secured by the remaining properties held by the Company. The Tranche I Closing occurred on January 31, 2014, from which we received approximately $126,312 in net proceeds.
As of December 31, 2013, $52,500 was outstanding on our line of credit with an interest rate of 2.14% per annum which was subsequently repaid on January 31, 2014. We may borrow, on an unsecured basis, up to $105,000 on the line of credit. Our general strategy is to target borrowing 55% of the total value of our assets on a portfolio basis. As of December 31, 2013, our borrowings did not exceed our target of 55% of the total value of our assets. For these purposes, the value of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is the later to occur. Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of December 31, 2013, our borrowings did not exceed 300% of our net assets and we had a principal balance outstanding on mortgage loans of $1,184,256 with a weighted average stated interest rate including interest rate swaps of 4.30% per annum. As of December 31, 2013, we had $247,278 or 19.8% of our total outstanding debt that bore interest at variable rates, at a weighted average interest rate equal to 2.25% per annum, including the effect of interest rate swaps. This variable rate debt will begin to mature in 2015. As of December 31, 2013, we had $999,819 or 80.2% of our total outstanding debt that bore interest at fixed rates at a weighted average interest rate equal to 4.66% per annum. As of December 31, 2013, we had $7,638 of fixed rate debt maturing by the end of 2014 with a weighted average interest rate equal to 5.84% per annum of which $6,720 was repaid on March 10, 2014. See “Quantitative and Qualitative Disclosures About Market Risk” below.
As of December 31, 2013, our consolidated joint ventures had issued $67,950 in noncontrolling interests that will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. At the noncontrolling interest holders’ option, we may be required to pay cash, but if the noncontrolling interest holder elects to redeem its interest for the Company’s stock, we have the option to pay cash, issue common stock, or a mixture of both.
As of December 31, 2013, we had invested $34,070 in marketable securities, primarily in real estate-related equity securities issued by publicly traded companies and publicly traded corporate bonds and had borrowed $10,341 on margin.
As of December 31, 2013 and December 31, 2012, we owed $2,074 and $2,532, respectively, to our Sponsor and its affiliates for business management fees not otherwise waived, advances from these parties used to pay administrative costs and certain accrued expenses which are included in due to related parties on the consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company has subsequently repaid.
Distributions
All or the majority of the net proceeds from the Net Lease Sale Transactions will be used to pay down the line of credit and mortgage debt secured by the remaining properties held by the Company and will not be distributed to stockholders as stated in the Merger Agreement. We generated sufficient cash flow from operations, determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), to fully fund distributions paid during the years ended December 31, 2013. Cash retained by us of $164 from the waiver of the business management fee for the years ended December 31, 2013 by our Business Manager had the effect of increasing cash flow from operations for this period because we did not have to use cash to pay the fee. However, even if the Business Manager had not waived this business management fee during the years ended December 31, 2013, we would have still generated sufficient cash flow from operations to fund the distributions paid for the period. There is no assurance that any deferral or waiver of any fee or reimbursement will be available to fund distributions in the future.

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
We have not funded any distributions from the net proceeds from the sale of our shares but may need to if the Merger Agreement is delayed or does not close. In addition, we have not funded any distributions from the proceeds generated by borrowings, and do not intend to do so.
We intend to continue paying distributions for future periods in the amounts and at times as determined by our board of directors.
During the years ended December 31, 2013, 2012 and 2011, we paid distributions in the amount of $69,824, $51,767 and $23,641 respectively. These distributions were funded from cash flows from operations determined in accordance with U.S. GAAP.
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP.
A summary of the distributions declared, distributions paid and cash flows provided by operations for the years ended December 31, 2013, 2012 and 2011 follows:

Distributions Paid
Year Ended December 31,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP (2)	Total	Cash Flows From Operations	Funds From Operations (3)
2013	$70,002	$0.60	$31,538	$38,286	$69,824	$84,333	$88,999
2012	$54,687	$0.60	$20,418	$31,349	$51,767	$56,670	$55,830
2011	$25,263	$0.60	$8,984	$14,657	$23,641	$27,872	$26,672

(1)	Assumes a share was issued and outstanding each day during the period.

(2)	On November 13, 2013, the Company's board of directors voted to suspend the DRP until further notice, effective immediately.

(3)	Funds from operations is defined in the following section.
Share Repurchase Program
We have a share repurchase program that provides limited liquidity to eligible stockholders. During the year ended December 31, 2013, we received requests to repurchase 947,968 shares and used $9,100 to repurchase all 947,968 requested shares at an average per share repurchase price during this period of $9.60. Since the start of the program through December 31, 2013, we have used $19,604 to repurchase an aggregate of 2,049,892 shares. These repurchases were funded from proceeds from our DRP. On November 13, 2013, the Company's board of directors voted to suspend the SRP until further notice, effective December 13, 2013. Written notice of the suspension was provided to each stockholder pursuant to the terms of the SRP.
Cash Flow Analysis

	For the Years Ended December 31,
	2013	2012	2011
Net cash flows provided by operating activities	$84,333	$56,670	$27,872
Net cash flows used in investing activities	$(43,606)	$(1,215,402)	$(454,168)
Net cash flows (used in) provided by financing activities	$(44,793)	$1,134,777	$445,649
Net cash provided by operating activities was $84,333, $56,670 and $27,872 for the years ended December 31, 2013, 2012 and 2011, respectively. The funds generated in 2013, 2012 and 2011 were primarily from property operations from our real estate portfolio. The increase from 2011 to 2012 as well as 2012 to 2013 is due to the growth of our real estate portfolio and related, full period, property operations.

Net cash flows used in investing activities was $43,606, $1,215,402 and $454,168 for the years ended December 31, 2013, 2012 and 2011, respectively. We used $44,945, $1,191,719 and $447,559 during the years ended December 31, 2013, 2012 and 2011, respectively, to purchase properties. We had $6,297 provided by net repayment of notes receivables during the year ended December 31, 2013, and used $19,543 and $12,362 to purchase marketable securities net of sales during the years ended December 31, 2012 and 2011, respectively.
Net cash flows (used in) provided by financing activities was $(44,793), $1,134,777 and $445,649 for the years ended December 31, 2013, 2012 and 2011, respectively. Of these amounts, cash flows from financing activities of $38,286, $31,349 and $14,657, resulted from the sale of our common stock through our DRP during the years ended December 31, 2013, 2012 and 2011, respectively. We used $69,824, $51,767 and $23,641 during the years ended December 31, 2013, 2012 and 2011, respectively, to pay distributions to our stockholders. During the years ended December 31, 2012 and 2011, we generated $536,094 and $308,222, respectively through our “best efforts” offering which was completed on August 23, 2012. During the years ended December 31, 2013, 2012 and 2011, we generated $27,674, $675,470 and $185,697, respectively, from net loan proceeds from borrowings secured by properties in our portfolio. During the year ended December 31, 2013, we used $28,531 to pay down our credit facility and securities margin payable. During the year ended December 31, 2012, we generated $16,580, from net borrowings from securities margin debt. We also used $54,269 and 33,741 to pay offering costs during the years ended December 31, 2012 and 2011, respectively.

Results of Operations
The following discussions are based on our consolidated financial statements for the three and years ended December 31, 2013, 2012 and 2011.
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
Comparison of the years ended December 31, 2013 and 2012
A total of 32 of our investment properties are considered “same store” properties during the years ended December 31, 2013 and 2012. These “same store” properties are properties classified as held and used that were acquired on or before January 1, 2012. Our “Other investment properties,” as reflected in the table below, include one redevelopment property and properties classified as held and used that were acquired after January 1, 2012. For the years ended December 31, 2013 and 2012, 27 and 26 properties were included in “other investment properties,” respectively. The following table presents the property net operating income (reconciled to U.S. GAAP net income) broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2013 and 2012 along with a reconciliation to net income attributable to common stockholders, calculated in accordance with U.S. GAAP.
We had 84 Net Lease Properties held for sale as of December 31, 2013, pursuant to the Purchase and Sale Agreements with Realty Income. These properties are excluded from the “same store” and “other investment properties,” and are included in income from discontinued operations.

	Year December 31,
	2013	2012
Property operating revenue:
“Same store” investment properties, 32 properties:
Rental income	$69,314	$68,498
Tenant recovery income	15,965	15,881
Other property income	2,009	2,099
Other investment properties:
Rental income	69,810	21,756
Tenant recovery income	18,662	5,689
Other property income	4,526	233
Total property income	180,286	114,156

Property operating expenses:
“Same store” investment properties, 32 properties:
Property operating expenses	15,934	15,095
Real estate taxes	9,950	9,712
Other investment properties:
Property operating expenses	16,677	4,305
Real estate taxes	10,614	3,589
Total property operating expenses	53,175	32,701

Property net operating income:
“Same store” investment properties, 32 properties	61,404	61,671
Other investment properties	65,707	19,784
Total property net operating income	127,111	81,455

Other income:
Tenant recovery income related to prior periods	938	(394)
Straight-line rents	4,082	2,725
Amortization of lease intangibles	(2,443)	(2,274)
Fair value adjustment of earnout liability	2,945	(849)
Interest, dividend and other income	3,135	2,556
Realized gain on sale of marketable securities	641	26
Equity in loss of unconsolidated entities	260	17
Total other income	9,558	1,807

Other expenses:
Bad debt expense	1,366	819
Depreciation and amortization	73,608	44,833
General and administrative expenses	9,223	4,269
Acquisition related costs	619	5,019
Interest expense	42,669	28,069
Business management fee	14,666	1,500
Total other expenses	142,151	84,509

Loss from continuing operations	(5,482)	(1,247)
Income from discontinued operations	7,639	4,113
Net income	2,157	2,866

Noncontrolling interests:
Noncontrolling interests	—	(41)
Redeemable noncontrolling interests	(2,440)	(209)
Net income attributable to noncontrolling interests	(2,440)	(250)
Net (loss) income attributable to common stockholders	$(283)	$2,616

On a “same store” basis, comparing the results of operations of the investment properties owned during the year ended December 31, 2013 with the results of the same investment properties during the year ended December 31, 2012, property net operating income decreased $267 with total property income increasing $810 and total property operating expenses which includes real estate tax increasing $1,077 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. These variances are explained by each component below.
Rental income increased $816 on a “same store” basis for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the effect of new tenants related to our earnout closings, taking occupancy of previously vacant spaces. As of December 31, 2013 and 2012, our “same store” weighted average physical occupancy increased to 94.6% from 94.3%, respectively. On an aggregate portfolio basis, rental income increased $48,870, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, reflecting an increase in rental income from our other investment properties. The increase is a result of the 27 investment properties acquired after January 1, 2012.
Tenant recovery income increased $84 on a “same store” basis for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to increases in the recoverable property operating expenses and real estate taxes which resulted in us recognizing more recovery income. On an aggregate portfolio basis, tenant recovery income increased $13,057 for the years ended December 31, 2013, as compared to the year ended December 31, 2012, reflecting an increase in tenant recovery income from other investment properties. The increase is a result of the 27 investment properties acquired after January 1, 2012.
Other property income decreased $90 on a “same store” basis, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decrease in termination fee income. On an aggregate portfolio basis, other property income increased $4,203 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase is a result of the 27 investment properties acquired after January 1, 2012 as well as the increase in termination fee income of $1,892.
Property operating expenses increased $839 on a “same store” basis, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in property repairs and maintenance costs during the year ended December 31, 2013. On an aggregate portfolio basis, total property operating expenses increased $13,211 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase is a result of the 27 investment properties acquired after January 1, 2012.
Real estate tax expense increased $238 on a “same store” basis, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This increase in real estate tax expense during the year ended December 31, 2013 can be attributed to increases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $7,263 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase is a result of the 27 investment properties acquired after January 1, 2012.
Total other income increased $7,751 for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase related to fair value adjustments of our earnout liability, adjustments to tenant recovery income resulting from differences in estimated expense recoveries billed and actual expenses, along with an increase in realized gains from the sales of certain of our marketable securities, as well as straight line rent from a greater number of properties in our portfolio.
Bad debt expense increased $547 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures, which were insignificant. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.
Depreciation and amortization increased $28,775 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in depreciation and amortization is primarily due to the full year ownership of a majority of our portfolio during 2013 compared to the partial year ownership of a majority of our portfolio during 2012.
General and administrative expenses increased $4,954 for the year ended December 31, 2013, as compared to the years ended December 31, 2012. The increase is due to $3,402 of costs incurred during the year ended December 31, 2013, related to evaluating potential liquidity options which culminated in the Purchase and Sale Agreement signed on December 16, 2013 and the Merger agreement signed on February 9, 2014 as well as incremental increases resulting from the growth of the portfolio.
Acquisition costs decreased $4,400 for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decrease in the number of potential and actual acquisitions we pursued during the year ended December 31, 2013 compared to the year ended December 31, 2012.
Interest expense increased $14,600 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in interest expense is primarily due to a debt related to 2012 acquisitions being held for a full year.

Business management fee was $14,666 and $1,500 for the years ended December 31, 2013 and 2012, respectively. The Business Manager could have been paid a business management fee in the amount equal to $14,830 and $9,195 for the years ended December 31, 2013 and 2012, respectively, however the Business Manager permanently waived $164 and $7,695, respectively of potential fees it may have earned.
Comparison of the years ended December 31, 2012 and 2011
A total of 14 of our investment properties are considered “same store” properties during the years ended December 31, 2012 and 2011. These “same store” properties are properties classified as held and used that were acquired on or before January 1, 2011. Our “Other investment properties,” as reflected in the table below, include one redevelopment property and properties classified as held and used that were acquired after January 1, 2011. For the years ended December 31, 2012 and 2011, 44 and 19 properties were included in “other investment properties,” respectively. The following table presents the property net operating income (reconciled to U.S. GAAP net income) broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2012 and 2011 along with a reconciliation to net income attributable to common stockholders, calculated in accordance with U.S. GAAP.
We had 84 Net Lease Properties classified as held for sale as of December 31, 2013, pursuant to the Purchase and Sale Agreements with Realty Income. These properties are excluded from the “same store” and “other investment properties,” and are included in income from discontinued operations.

	Year Ended December 31,
	2012	2011
Property operating revenue:
“Same store” investment properties, 14 properties:
Rental income	$26,700	$26,356
Tenant recovery income	7,006	7,731
Other property income	1,211	1,341
Other investment properties:
Rental income	63,554	24,366
Tenant recovery income	14,564	4,653
Other property income	1,121	244
Total property income	114,156	64,691

Property operating expenses:
“Same store” investment properties, 14 properties:
Property operating expenses	7,279	7,222
Real estate taxes	4,964	5,142
Other investment properties:
Property operating expenses	12,121	4,391
Real estate taxes	8,337	2,609
Total property operating expenses	32,701	19,364

Property net operating income:
“Same store” investment properties, 14 properties	22,674	23,064
Other investment properties	58,781	22,263
Total property net operating income	81,455	45,327

Other income:
Tenant recovery income related to prior periods	(394)	(44)
Straight-line rents	2,725	1,727
Amortization of lease intangibles	(2,274)	(1,629)
Fair value adjustment of earnout liability	(849)	(315)
Interest, dividend and other income	2,556	871
Realized gain on sale of marketable securities	26	365
Equity in income of unconsolidated entities	17	105
Total other income	1,807	1,080

Other expenses:
Bad debt expense	819	395
Depreciation and amortization	44,833	25,713
General and administrative expenses	4,269	2,770
Acquisition related costs	5,019	2,648
Interest expense	28,069	17,432
Business management fee	1,500	1,000
Total other expenses	84,509	49,958

Loss from continuing operations	(1,247)	(3,551)
Income from discontinued operations	4,113	1,374
Net income (loss)	2,866	(2,177)

Noncontrolling interests:
Noncontrolling interests	(41)	(102)
Redeemable noncontrolling interests	(209)	—
Net income attributable to noncontrolling interests	(250)	(102)
Net income (loss) attributable to common stockholders	$2,616	$(2,279)

On a “same store” basis, comparing the results of operations of the investment properties owned during the year ended December 31, 2012 with the results of the same investment properties during the year ended December 31, 2011, property net operating income decreased $390 with total property income decreasing $511 and total property operating expenses including real estate tax expense decreased $121 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. These variances are explained by each component below.
Rental income increased $344 on a “same store” basis for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due increases in rent on existing tenants. As of December 31, 2012 and 2011, our “same store” weighted average physical occupancy decreased to 92.6% from 94.0%, respectively. On an aggregate portfolio basis, rental income increased $39,532, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflecting an increase in rental income from our other investment properties during 2012. The increase is a result of the 44 investment properties acquired after January 1, 2011.
Tenant recovery income decreased $725 on a “same store” basis for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to decrease in real estate tax expenses, as discussed below, which directly affected the amount of tenant recovery income and a decrease in the recovery percentage which resulted in us recognizing less recovery income. On an aggregate portfolio basis, tenant recovery income increased $9,186 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflecting an increase in tenant recovery income from other investment properties. The increase is a result of the 44 investment properties acquired after January 1, 2011.
Other property income decreased $130 on a “same store” basis, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a decrease in termination fee income. On an aggregate portfolio basis, other property income increased $747 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase is a result of the 44 investment properties acquired after January 1, 2011.
Property operating expenses increased $57 on a “same store” basis, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in insurance premiums during the year ended December 31, 2012 as compared to the year ended December 31, 2011. On an aggregate portfolio basis, total property operating expenses increased $7,787 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase is a result of the 44 investment properties acquired after January 1, 2011.
Real estate tax expense decreased $178 on a “same store” basis, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in real estate tax expense during 2012 can be attributed to decreases in assessed values of our investment properties by the various taxing authorities. On an aggregate portfolio basis, total real estate tax expense increased $5,550 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase is a result of the 44 investment properties acquired after January 1, 2011.
Total other income increased $727 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in interest and dividend income which is a result of the increased investments in our marketable securities portfolio and an increase in straight line rent from a greater number of properties in our portfolio. This increase was partially offset by earnout liability fair value adjustments, as well as adjustments to tenant recovery income resulting from differences in estimated expense recoveries billed and actual expenses and an increase in amortization of lease intangibles from a greater number of properties in our portfolio and write-offs of certain acquired above market lease intangibles.
Bad debt expense increased $424 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in bad debt expense is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures, which were insignificant. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.
Depreciation and amortization increased $19,120 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in depreciation and amortization is primarily due to the increase in the number of properties in our portfolio from December 31, 2011 to December 31, 2012.
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
Acquisition costs increased $2,371 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in the number of potential and actual acquisitions we pursued during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Interest expense increased $10,637 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in interest expense is primarily due to a $784,446 increase in mortgage payables, credit facility and security margin payable from December 31, 2011 to December 31, 2012.
Business management fee was $1,500 and $1,000 for the years ended December 31, 2012 and 2011, respectively. The Business Manager could have been paid a business management fee in the amount equal to $9,195 and $4,807 for the years ended December 31, 2012 and 2011, respectively, however the Business Manager permanently waived $7,695 and $3,807, respectively of potential fees it may have earned.
Funds from Operations and Modified Funds from Operations
The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, the presentation of operating results for a REIT using historical cost accounting alone may be less informative and insufficient. Therefore, we utilize certain non-U.S. GAAP supplemental performance measures due to certain unique operating characteristics of real estate companies. One non-U.S. GAAP supplemental performance measure that we consider is known as funds from operations, or “FFO.” The National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property, adding back real estate impairment charges and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent. From inception through December 31, 2013, we have not had any impairment charges and, therefore, no adjustments to FFO have been necessary for impairment charges. We believe our FFO calculation complies with NAREIT's definition described above.
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
For the years ended December 31, 2013, 2012 and 2011, we paid distributions of $69,824, $51,767 and $23,641, respectively. For the years ended December 31, 2013, 2012 and 2011, we generated FFO of $88,999, $55,830 and $26,672, respectively, MFFO of $83,273, $60,827 and $29,453, respectively and cash flow from operations of $84,333, $56,670 and $27,872, respectively.

The table below represents a reconciliation of our net income (loss) attributable to common stockholders to FFO and MFFO for years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Net (loss) income attributable to common stockholders	$(283)	$2,616	$(2,279)
Add:
Depreciation and amortization related to investment properties	89,282	53,239	28,980
Less:
Noncontrolling interest’s share of depreciation and amortization related to investment properties	—	(25)	(29)
Funds from operations (FFO)	$88,999	$55,830	$26,672
Add:
Acquisition related costs (1)	619	5,019	2,648
Amortization of acquired above and below market leases, net (2)	3,205	2,855	2,015
Noncontrolling interest’s share of amortization of acquired below market leases and straight-line rental income	—	6	24
Less:
Straight-line rental income (3)	(5,964)	(3,706)	(1,856)
Fair value adjustment of earnout liability (4)	(2,945)	849	315
Realized gain on sale of marketable securities (5)	(641)	(26)	(365)
Modified funds from operations (MFFO)	$83,273	$60,827	$29,453

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

The acquisition of real estate assets, and the corresponding expenses associated with that process, is an operational feature of our business plan in order to generate additional operating income and cash flow. By excluding expensed acquisition costs, MFFO may provide useful supplemental information for each type of real estate investment that is consistent with management's analysis of the investing and operating performance of our properties. Such information may be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. Acquisition related costs include payments to affiliates of our Business Manager or third parties; however, we do not pay acquisition fees to our Business Manager or its affiliates. Acquisition related costs under U.S. GAAP are considered operating expenses and are included in the determination of net (loss) income and income from continuing operations, both of which are performance measures under U.S. GAAP. These expenses are paid in cash by us, and therefore reduces the cash that will be available to distribute to our stockholders. All paid and accrued acquisition related costs will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us. Because our “best efforts” offering is completed, management believes that acquisition related costs will not be a significant cost to us going forward.

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

(4)	Fair value adjustments of earnout liability mainly relating to purchase price allocations determined at the time of acquisition and subsequently adjusted.

(5)
We have adjusted for gains or losses included in net (loss) income from the sale of securities holdings where trading of such holdings is not a fundamental attribute of the business plan because they are items that may not be reflective of on-going operations.

Investment in Unconsolidated Entities
In 2009, we became a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is owned in equal proportions by us and four other REITs sponsored by our Sponsor and serviced by an affiliate of our Business Manager. We entered into the Insurance Captive to stabilize insurance costs, manage our exposures and recoup expenses through the functions of the captive program.
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
The acquisition of certain properties included earnout components to the purchase price, meaning we did not pay a portion of the purchase price of the property at closing, although we own the entire property. We are not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from one to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, we will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on our best estimate, we have recorded a liability for the potential future earnout payments using estimated fair value measurements at the date of acquisition which include the lease-up periods, market rents, probability of occupancy and discount rate. We have recorded this earnout amount as additional purchase price of the related properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and other comprehensive income. We record changes in the underlying liability assumptions to other property income on the accompanying consolidated statements of operations and other comprehensive income.
Investment Properties Held For Sale
We will classify a property as held for sale in the period in which we committed to a plan to dispose of the property, our Board of Directors has approved the sale of the property, are in the process of finding or have found a buyer, the property is available for immediate sale and subject only to sales terms that are usual and customary, and the sale of the property is probable and is expected to be completed within one year without significant changes. We suspend depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. We will classify the assets and related liabilities as held for sale in its consolidated balance sheets in the period the held for sale criteria is met and reclassify for presentation purposes all prior periods presented. We do not allocate any general and administrative expenses to discontinued operations and only interest expense to the extent the held for sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by us after the disposition.
Disposition of Real Estate
We account for dispositions in accordance with U.S. GAAP. We will recognize a gain or loss in full when a property is sold. A sale is considered complete when the profit is determinable, the collectability of the sales price is reasonably assured or can be estimated, and when the earnings process is virtually complete, and we are not obliged to perform significant activities after the sale to earn the profit. We will record the transaction as discontinued operations for all periods presented in accordance with U.S. GAAP.
Impairment of Investment Property
We assess the carrying values of our respective long-lived assets classified as held and used whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

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
We assess the carrying value for all properties classified as held for sale for possible impairment. If the fair value less selling costs is less than the current carrying value, we recognize an impairment charge for the amount by which the carrying value exceeds fair value less selling costs.
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
Contractual Obligations
We have entered into mortgage loans which may require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2013, all of the mortgages were current in payments and we were in compliance with such covenants.

We have provided a partial guarantee on certain financial obligations of our subsidiaries with an outstanding principal balance of $284,482. As of December 31, 2013, these guarantees totaled to an aggregate recourse amount of $95,499.
From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit of generally one to three years and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of December 31, 2013 and 2012, we had liabilities of $29,203 and $70,580, respectively, recorded on the consolidated balance sheet as deferred investment property acquisition obligations. The maximum potential payment is $32,906 at December 31, 2013.
As of December 31, 2013, our consolidated joint ventures had $67,950 in redeemable noncontrolling interests that will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. At the noncontrolling interest holders’ option, we may be required to pay cash, but if the noncontrolling interest holder elects to redeem its interest for the Company’s stock, we have the option to pay cash, issue common stock, or a mixture of both.

	Payments due by period
	Total	2014		2015/2016	2017/2018	2019 and Thereafter
Principal payments on long-term debt (1)	$1,184,256	$7,638	(2)	$197,195	$251,103	$728,320
Interest payments on long-term debt	358,692	51,505		94,106	77,192	135,889
Securities margin payable	10,341	10,341		—	—	—
Credit facility (3)	52,500	—		52,500	—	—
Total (3)	$1,605,789	$69,484		$343,801	$328,295	$864,209

(1)	The long-term debt obligations exclude net mortgage premiums of $1,176 associated with debt assumed at acquisition, net of accumulated amortization as of December 31, 2013.

(2)	On March 10, 2014, we repaid the outstanding mortgage loan balance of $6,720 secured by Publix Shopping Center property located in St. Cloud, Florida.

(3)
As part of the Tranche I Closing of the Net Lease Sale Transactions on January 31, 2014, the Company repaid mortgage debt with a principal balance of $74,964 and a weighted average interest rate of 4.25% as of December 31, 2013. Some of the proceeds were used to subsequently repay the outstanding balance on the Credit Facility.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Subsequent Events
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2014 through the close of business on March 31, 2014. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to $0.60 or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In January 2014, total distributions declared for the month of December 2013 were paid cash in the amount equal to $6,009.

•	In February 2014, total distributions declared for the month of January 2014 were paid cash in the amount equal to $6,003.

•	In March 2014, total distributions declared for the month of February 2014 were paid cash in the amount equal to $5,422.
On December 16, 2013, we entered into the Purchase and Sale Agreements with Realty Income. On January 31, 2014, we closed the Tranche I Closing, resulting in the sale by us to Realty Income of a total of 46 of the Net Lease Properties for an aggregate cash purchase price of approximately $201,955. See “Net Lease Sale Transactions” above.
On February 9, 2014, we entered into the Merger Agreement with Kite and Merger Sub and the Master Agreement with the Business Manager. See “Proposed Merger” above.
On March 10, 2014, we repaid the outstanding mortgage loan balance of $6,720 secured by Publix Shopping Center property located in St. Cloud, Florida.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Dollar amounts are stated in thousands.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. Including derivative financial instruments, we currently have limited exposure to financial market risks through fixing our interest rates on all long-term debt as of December 31, 2013 except some mortgages payable, the securities margin payable and the credit facility. As of December 31, 2013, we had outstanding debt, which is subject to fixed interest rates and variable rates of $999,819 and $247,278, respectively, bearing interest at weighted average interest rates equal to 4.66% per annum and 2.25% per annum, respectively, including the effect of interest rate swaps. As of December 31, 2013, we had $7,638 of fixed rate debt maturing by the end of 2014 of which $6,720 was subsequently repaid on March 10, 2014.
If market rates of interest on all non-hedged debt which is subject to variable rates as of December 31, 2013 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease future earnings and cash flows by approximately $2,473 annually. If market rates of interest on all non-hedged debt which is subject to variable rates as of December 31, 2013 permanently decreased by 1% (100 basis points), the decrease in interest expense on all debt would increase future earnings and cash flows by the same amount.
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
Derivatives
The following table summarizes our interest rate swap contracts outstanding as of December 31, 2013:

Date Entered		Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of December 31, 2013
March 11, 2011	(1)	April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$(322)
June 22, 2011		June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	13,359	(457)
October 28, 2011		November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	10,837	(240)
May 9, 2012		May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	10,150	(66)
June 13, 2012	(2)	June 10, 2011	December 10, 2018	5.17%	1 month LIBOR	49,391	(3,041)
July 24, 2012	(1)	July 26, 2012	July 20, 2017	3.09%	1 month LIBOR	4,677	23
October 1, 2012		April 1, 2014	March 29, 2019	3.85%	1 month LIBOR	45,000	977
October 2, 2012		October 4, 2012	October 1, 2017	3.73%	1 month LIBOR	24,750	132
October 4, 2012	(1)	October 4, 2012	October 3, 2019	3.15%	1 month LIBOR	10,808	402
December 20, 2012		December 20, 2012	December 20, 2017	3.36%	1 month LIBOR	9,900	87
February 14, 2013	(1)	February 14, 2013	December 31, 2022	4.25%	1 month LIBOR	14,900	757
					Total	$203,122	$(1,748)

(1)	Interest rate swaps were settled as part of the tranche I closing of the Net Lease Sale Transactions properties on January 31, 2014.

(2)	Assumed at the time of acquisition of Walgreens NE Portfolio with a then fair value of ($5,219).

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
While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of December 31, 2013.

	Cost	Fair Value	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity securities	$24,666	$24,871	$27,358	$22,384
Debt securities	8,826	9,199	10,119	8,279
Total marketable securities	$33,492	$34,070	$37,477	$30,663

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
We have audited the accompanying consolidated balance sheets of Inland Diversified Real Estate Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and other comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Diversified Real Estate Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note 1 to the consolidated financial statements, on February 9, 2014, the Company entered into an agreement and plan of merger, which is subject to a number of closing conditions.
/s/ KPMG LLP
Chicago, Illinois
March 13, 2014

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
Assets	2013	2012
Investment properties:
Land	$304,971	$302,013
Building and improvements	1,353,212	1,333,268
Construction in progress	9,322	2,637
Total	1,667,505	1,637,918
Less accumulated depreciation	(94,544)	(46,134)
Net investment properties	1,572,961	1,591,784
Cash and cash equivalents	32,233	36,299
Restricted cash and escrows	5,616	4,059
Investment in marketable securities	34,070	40,941
Investment in unconsolidated entities	485	249
Accounts and rents receivable (net of allowance of $2,285 and $1,159, respectively)	17,023	11,367
Acquired lease intangibles, net	194,759	219,523
Deferred costs, net	6,677	7,205
Other assets	8,294	14,695
Assets held for sale, net	455,480	467,401
Total assets	$2,327,598	$2,393,523
Liabilities and Equity
Mortgages, credit facility and securities margin payable	$1,005,593	$1,006,742
Accounts payable and accrued expenses	7,873	6,222
Distributions payable	6,009	5,831
Accrued real estate taxes payable	4,699	4,390
Deferred investment property acquisition obligations	29,203	70,580
Other liabilities	6,566	7,968
Acquired below market lease intangibles, net	45,732	49,031
Due to related parties	2,074	2,532
Liabilities held for sale, net	256,029	259,029
Total liabilities	1,363,778	1,412,325

Commitments and contingencies

Redeemable noncontrolling interests	67,950	47,215

Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 2,460,000,000 shares authorized, 117,809,586 and 114,727,439 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	118	115
Additional paid in capital, net of offering costs of $118,182 as of December 31, 2013 and December 31, 2012	1,053,472	1,024,289
Accumulated distributions and net income	(160,423)	(90,138)
Accumulated other comprehensive income (loss)	2,703	(283)
Total equity	895,870	933,983
Total liabilities and equity	$2,327,598	$2,393,523

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Other Comprehensive Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Income:
Rental income	$140,763	$90,705	$50,820
Tenant recovery income	35,565	21,176	12,340
Other property income	9,480	1,483	1,270
Total income	185,808	113,364	64,430
Expenses:
General and administrative expenses	9,223	4,269	2,770
Acquisition related costs	619	5,019	2,648
Property operating expenses	33,977	20,219	12,008
Real estate taxes	20,564	13,301	7,751
Depreciation and amortization	73,608	44,833	25,713
Business management fee-related party	14,666	1,500	1,000
Total expenses	152,657	89,141	51,890
Operating income	33,151	24,223	12,540
Interest, dividend and other income	3,135	2,556	871
Realized gain on sale of marketable securities	641	26	365
Interest expense	(42,669)	(28,069)	(17,432)
Equity in income of unconsolidated entities	260	17	105
Loss from continuing operations	(5,482)	(1,247)	(3,551)
Income from discontinued operations	7,639	4,113	1,374
Net income (loss)	2,157	2,866	(2,177)
Noncontrolling interests:
Noncontrolling interests	—	(41)	(102)
Redeemable noncontrolling interests	(2,440)	(209)	—
Net income attributable to noncontrolling interests	(2,440)	(250)	(102)
Net (loss) income attributable to common stockholders	$(283)	$2,616	$(2,279)
Basic and diluted earnings per common share:
Continuing operations attributable to common stockholders	$(0.07)	$(0.02)	$(0.08)
Discontinued operations attributable to common stockholders	0.07	0.05	0.03
Net (loss) income attributable to common stockholders	$0.00	$0.03	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	116,667,708	91,146,154	42,105,681
Comprehensive income:
Net income (loss)	$2,157	$2,866	$(2,177)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(2,421)	3,469	(634)
Unrealized gain (loss) on derivatives	5,407	(1,989)	(1,293)
Comprehensive income (loss)	5,143	4,346	(4,104)
Noncontrolling interests	—	(41)	(102)
Redeemable noncontrolling interests	(2,440)	(209)	—
Comprehensive income (loss) attributable to common stockholders	$2,703	$4,096	$(4,206)

See accompanying notes to consolidated financial statements.

Inland Diversified Real Estate Trust, Inc.
Consolidated Statements of Equity
For the years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Number of Shares	Common Stock	Additional Paid-in Capital, Net of Offering Costs	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2011	26,120,871	$26	$231,882	$(10,525)	$164	$4,402	$225,949
Distributions declared	—	—	—	(25,263)	—	—	(25,263)
Distributions paid to noncontrolling interests	—	—	—	—	—	(107)	(107)
Proceeds from offering	30,949,567	31	308,191	—	—	—	308,222
Offering costs	—	—	(33,493)	—	—	—	(33,493)
Proceeds from distribution reinvestment plan	1,542,941	1	14,656	—	—	—	14,657
Shares repurchased	(182,202)	—	(1,766)	—	—	—	(1,766)
Discounts on shares issued to affiliates	—	—	55	—	—	—	55
Contributions from sponsor	—	—	1,500	—	—	—	1,500
Unrealized loss on marketable securities	—	—	—	—	(634)	—	(634)
Unrealized loss on derivatives	—	—	—	—	(1,293)	—	(1,293)
Net (loss) income	—	—	—	(2,279)	—	102	(2,177)
Balance at December 31, 2011	58,431,177	$58	$521,025	$(38,067)	$(1,763)	$4,397	$485,650
Distributions declared	—	—	—	(54,687)	—	—	(54,687)
Distributions paid to noncontrolling interests	—	—	—	—	—	(2,720)	(2,720)
Proceeds from offering	53,885,826	54	536,040	—	—	—	536,094
Offering costs	—	—	(54,055)	—	—	—	(54,055)
Proceeds from distribution reinvestment plan	3,299,771	4	31,345	—	—	—	31,349
Shares repurchased	(889,335)	(1)	(8,448)	—	—	—	(8,449)
Discounts on shares issued to affiliates	—	—	294	—	—	—	294
Purchase of noncontrolling interests	—	—	(1,912)	—	—	(1,718)	(3,630)
Unrealized gain on marketable securities	—	—	—	—	3,469	—	3,469
Unrealized loss on derivatives	—	—	—	—	(1,989)	—	(1,989)
Net income (excluding income attributable to redeemable noncontrolling interests of $209)	—	—	—	2,616	—	41	2,657
Balance at December 31, 2012	114,727,439	$115	$1,024,289	$(90,138)	$(283)	$—	$933,983
Distributions declared	—	—	—	(70,002)	—	—	(70,002)
Proceeds from distribution reinvestment plan	4,030,115	4	38,282	—	—	—	38,286
Shares repurchased	(947,968)	(1)	(9,099)	—	—	—	(9,100)
Unrealized loss on marketable securities	—	—	—	—	(2,421)	—	(2,421)
Unrealized gain on derivatives	—	—	—	—	5,407	—	5,407
Net loss (excluding income attributable to redeemable noncontrolling interests of $2,440)	—	—	—	(283)	—	—	(283)
Balance at December 31, 2013	117,809,586	$118	$1,053,472	$(160,423)	$2,703	$—	$895,870

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operations:
Net income (loss)	$2,157	$2,866	$(2,177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	89,282	53,239	28,980
Amortization of debt premium and financing costs	1,338	1,134	825
Amortization of acquired above market leases	6,578	4,496	3,000
Amortization of acquired below market leases	(3,373)	(1,641)	(985)
Fair value adjustment of deferred investment property acquisition obligations	(2,945)	849	315
Straight-line rental income	(5,964)	(3,706)	(1,856)
Equity in income of unconsolidated entities	(260)	(17)	(105)
Discount on shares issued to affiliates	—	294	55
Payment of leasing fees	(470)	(278)	(120)
Realized gain on sale of marketable securities	(641)	(26)	(365)
Changes in assets and liabilities:
Restricted escrows	(114)	(65)	1,885
Accounts and rents receivable, net	(1,892)	(3,305)	(1,111)
Other assets	(477)	(1,110)	(640)
Accounts payable and accrued expenses	2,032	2,437	752
Accrued real estate taxes payable	608	855	811
Other liabilities	(1,797)	149	(748)
Due to related parties	271	499	(644)
Net cash flows provided by operating activities	84,333	56,670	27,872

Cash flows from investing activities:
Purchase of investment properties	(44,945)	(1,191,719)	(447,559)
Construction in progress, capital expenditures and tenant improvements	(8,806)	(1,189)	(1,650)
Purchase of marketable securities	(581)	(21,371)	(19,185)
Sale of marketable securities	5,672	1,828	6,823
Restricted escrows	(1,268)	(2,951)	7,340
Repayment of notes receivable	11,007	—	63
Investment in notes receivable	(4,710)	—	—
Investment in unconsolidated entities	25	—	—
Net cash flows used in investing activities	(43,606)	(1,215,402)	(454,168)

Cash flows from financing activities:
Proceeds from offering	—	536,094	308,222
Proceeds from the distribution reinvestment plan	38,286	31,349	14,657
Shares repurchased	(9,100)	(8,449)	(1,766)
Payment of offering costs	—	(54,269)	(33,741)
Proceeds from mortgages payable	37,358	624,340	240,951
Principal payments on mortgages payable	(9,684)	(22,370)	(48,254)
Proceeds from credit facility	—	73,500	48,000
Principal payments on credit facility	(21,000)	—	(55,000)
Proceeds from securities margin debt	656	21,464	15,281
Principal payments on securities margin debt	(8,187)	(4,884)	(15,495)
Payment of loan fees and deposits	(396)	(5,833)	(3,458)
Distributions paid	(69,824)	(51,767)	(23,641)
Distributions paid to noncontrolling interests	—	(2,720)	(107)
Payment of preferred return to redeemable noncontrolling interests	(2,178)	(109)	—
Purchase of noncontrolling interests	—	(1,569)	—
Payment of amount due to related parties	(724)	—	—
Net cash flows (used in) provided by financing activities	(44,793)	1,134,777	445,649

Net (decrease) increase in cash and cash equivalents	(4,066)	(23,955)	19,353
Cash and cash equivalents, at beginning of period	36,299	60,254	40,901
Cash and cash equivalents, at end of period	$32,233	$36,299	$60,254

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(continued)

	Year Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$3,227	$220,650	$83,797
Building and improvements	19,191	1,014,650	400,305
Construction in progress	—	2,218	—
Acquired in-place lease intangibles	3,709	150,915	59,168
Acquired above market lease intangibles	332	22,553	11,616
Acquired below market lease intangibles	—	(34,598)	(9,816)
Assumption of mortgage debt at acquisition	—	(92,195)	(85,528)
Non-cash mortgage premium	—	(445)	(1,358)
Tenant improvement payable	—	(1,597)	(123)
Deferred investment property acquisition obligations	—	(57,990)	(24,753)
Settlement of deferred investment property acquisition obligations	40,662	15,962	14,679
Accounts payable and accrued expenses	—	(118)	(327)
Other liabilities	(31)	(12,367)	(2,506)
Restricted escrows	—	266	2,800
Deferred costs	—	913	75
Accounts and rents receivable	—	—	364
Other assets	4	11,381	256
Accrued real estate taxes payable	—	(1,364)	(1,090)
Issuance of redeemable noncontrolling interest	(20,473)	(47,115)	—
Partial settlement of note receivable	(1,676)	—	—
Purchase of investment properties	$44,945	$1,191,719	$447,559
Cash paid for interest	$52,332	$34,186	17,575
Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$6,009	$5,831	$2,911
Contributions from sponsor – forgiveness of debt	$—	$—	$1,500

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

(1) Organization
Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was formed on June 30, 2008 (inception) to acquire and develop a diversified portfolio of commercial real estate investments located in the United States and Canada. The Company has entered into a Business Management Agreement (the “Agreement”) with Inland Diversified Business Manager & Advisor, Inc. (the “Business Manager”), to be the Business Manager to the Company. The Business Manager is a related party to our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”). In addition, Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group, Inc. (collectively, the “Real Estate Managers”), serve as the Company’s real estate managers. The Company was authorized to sell up to 500,000,000 shares of common stock (“Shares”) at $10.00 each in its “best efforts” offering which commenced on August 24, 2009 and up to 50,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”). The “best efforts” portion of the offering was completed on August 23, 2012. On November 13, 2013, the Company's board of directors voted to suspend the DRP until further notice, effective immediately.
At December 31, 2013, the Company owned 135 retail properties, four office properties and two industrial properties collectively totaling 12.5 million square feet including 24 multi-family units and two multi-family properties totaling 420 units. As of December 31, 2013, the portfolio had a weighted average physical occupancy and economic occupancy of 96.1% and 97.2%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time that we acquired certain properties, the purchase agreement contained an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it owns the entire property. The Company is not obligated to settle this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement (note 16).
Proposed Merger
On February 9, 2014, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Kite Realty Group Trust, a publicly traded (NYSE: KRG) Maryland real estate investment trust (“Kite”), and KRG Magellan, LLC, a Maryland limited liability company and a direct wholly owned subsidiary of Kite (“Merger Sub”). The Merger Agreement provides for, upon the terms and conditions of the Merger Agreement, the merger of the Company with and into Merger Sub, with Merger Sub surviving the Merger as a direct wholly owned subsidiary of Kite (the “Merger”). Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive shares of beneficial interest of Kite, par value $0.01 per share (“Kite Common Shares”), based on:

•
an exchange ratio of 1.707 Kite Common Shares for each share of our common stock if the volume-weighted average trading price of Kite Common Shares for the ten consecutive trading days ending on the third trading day preceding the meeting of our stockholders to approve the Merger (the “Reference Price”) is equal to or less than $6.36;

•	a floating exchange ratio if the Reference Price is more than $6.36 or less than $6.58 (with such floating exchange ratio being determined by dividing $10.85 by the Reference Price); and

•	an exchange ratio of 1.650 Kite Common Shares for each share of our common stock if the Reference Price is $6.58 or greater.
Pursuant to the Merger Agreement, upon the effective time of the merger, the board of trustees of Kite will consist of nine members, six of whom will be current trustees of Kite and three of whom will be designated by us.
The completion of the Merger is subject to a number of closing conditions, including, among others: (i) approval by Kite’s stockholders and the Company’s stockholders, including the approval of Kite’s stockholders of an amendment to Kite’s declaration of trust to increase the number of Kite Common Shares that Kite is authorized to issue; (ii) the absence of a material adverse effect on either the Company or Kite; (iii) the receipt of tax opinions relating to the REIT status of Kite and the Company and the tax-free nature of the transaction; (iv) the completion of the Net Lease Sale Transactions; and (v) the completion of the redeployment of certain proceeds from the Net Lease Sale Transactions to acquire replacement properties for purposes of Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a result of the closing conditions to which the Merger is subject, there are no assurances that the proposed Merger will be consummated on the expected timetable, or at all. If the closing conditions are satisfied, it is anticipated that the Merger will close during the second or third quarter of 2014.
The Merger Agreement may be terminated under certain circumstances, including by either the Company or Kite if the Merger has not been consummated on or before the outside date of August 31, 2014, subject to extension under certain circumstances. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

may be required to pay to Kite a termination fee of $43,000 and/or reimburse Kite’s transaction expenses up to an amount equal to $8,000. Where termination is in connection with a failure to close the Net Lease Sale Transactions, the Company may be required to (i) reimburse Kite for its transaction expenses up to an amount equal to $8,000 and (ii) pay Kite a termination fee of $3,000. The Merger Agreement also provides that, under specified circumstances, Kite may be required to pay the Company a termination fee of $30,000 and/or reimburse the Company’s transaction expenses up to an amount equal to $8,000. Under certain circumstances, including upon payment of the applicable termination fee, either party is permitted to terminate the Merger Agreement to enter into a definitive agreement with a third party with respect to a superior acquisition proposal.
If the Merger is consummated, it is expected to significantly change the scope of the Company’s business and as a result the Company’s 2013 results of operations may not necessarily be representative of the Company’s future results of operations. Unless otherwise stated, all disclosures and discussion in this Form 10-K do not include the expected effects of the Merger.
On February 19, 2014, solely to assist broker-dealers in meeting their customer account statement reporting obligations, the Company’s board of directors established an estimated per share value of the Company common stock as of February 18, 2014 of $10.70. This estimated per share value was determined based upon the final closing price of the Kite Common Shares on February 18, 2014 and the exchange ratio for Kite Common Shares under the Merger Agreement that would apply if the Reference Price was equal to the final closing price of the Kite Common Shares on February 18, 2014.
In connection with the execution of Merger Agreement, the Company entered into a Master Liquidity Event Agreement (the “Master Agreement”) with the Business Manager, the Real Estate Managers, and certain other affiliates of the Business Manager. The Master Agreement sets forth the terms of the consideration due to the Business Manager and the Real Estate Managers in connection with the Merger, provides for the automatic termination upon the closing of the Merger of the Company’s agreements with the Business Manager and the Real Estate Managers and certain other agreements between the Company and affiliates of the Business Manager and includes certain other agreements in order to facilitate the Merger. Pursuant to the Master Agreement, the Company agreed that the liquidity event fee payable by the Company to the Business Manager upon the consummation of the Merger pursuant to the terms of Business Management Agreement will be $10,235; provided, however, that the total amount of the liquidity event fee will be increased to not more than $12,000 in the event that the Business Manager achieves certain cost savings for the Company prior to the closing of the Merger.
The Company provides the following programs to facilitate investment in the Company’s shares and limited liquidity for stockholders.
The Company allowed stockholders to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. Such purchases under the DRP were not subject to any selling commissions, and were made at a price of $9.50 per share prior to the DRP being suspended on November 13, 2013.
On November 13, 2013, the Company’s board of directors voted to suspend the share repurchase program, as amended (“SRP”), until further notice, effective December 13, 2013. The Company was authorized to repurchase shares under the SRP, if requested, subject to, among other conditions, funds being available. In any given calendar month, proceeds used for the SRP for ordinary repurchases cannot exceed the proceeds from the DRP, for that month. In addition, the Company would limit the number of ordinary shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous year. However in the case of repurchases made upon the death of a stockholder known as exceptional repurchases, the Company was authorized to use any funds to complete the repurchase, and neither the limit regarding funds available from the DRP nor the 5% limit would apply. The SRP will be terminated if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may amend, suspend or terminate the SRP.
Net Lease Sale Transactions
On December 16, 2013, the Company, Inland Diversified Cumming Market Place, L.L.C., a Delaware limited liability company and the Company’s subsidiary, and Bulwark Corporation, a Delaware corporation and the Company’s subsidiary, entered into two Purchase and Sale Agreements (collectively, the “Purchase and Sale Agreements”) with Realty Income Corporation, a Maryland corporation and unaffiliated third party purchaser (“Realty Income”). The Purchase and Sale Agreements collectively provide for the sale of a total of 84 of the Company’s single tenant, Net Leased properties (the “Net Lease Properties”) to Realty Income in a series of transactions which the Company refers to as the “Net Lease Sale Transactions.” (see note 4)
The Purchase and Sale Agreements provide that the Net Lease Properties will be sold in multiple separate tranches. The closing of each tranche is subject to the satisfaction of various closing conditions. On January 31, 2014, the Company closed the first tranche of Net Lease Properties (the “Tranche I Closing”), resulting in the sale to Realty Income of a total of 46 of the Net Lease Properties for an aggregate cash purchase price of approximately $201,955. The Tranche I Closing resulted in net proceeds to the Company of $126,312. Subject to the satisfaction of all closing conditions, the sale of the remainder of the Net Lease Sale Transactions is expected

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

to close by April 30, 2014. However, there are no assurances that the remainder of the Net Lease Sale Transactions will be consummated on the expected timetable, or at all.
Following the Tranche I Closing, the Company’s portfolio consisted of 91 retail properties, three office properties and one industrial property collectively totaling 11.5 million square feet including 24 multi-family and two multi-family properties totaling 420 units.
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
Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation. The reclasses primarily represent reclassifications of assets and liabilities to assets and liabilities held for sale as well as revenue and expenses to discontinued operations.
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
Restricted Cash and Escrows
The Company had restricted escrows of $7,555 and $6,173 (including amounts related to investment properties held for sale) as of December 31, 2013 and 2012, respectively, which consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements and leasing commissions.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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
Depreciation expense was $60,256, $34,799 and $16,715 (including amounts related to discontinued operations) for the years ended December 31, 2013, 2012 and 2011, respectively.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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
The Company defines fair value based on the price that it believes would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.

•	Level 3—model-derived valuations with unobservable inputs that are supported by little or no market activity.
Acquisition of Investment Properties
Upon acquisition, the Company determines the total purchase price of each property (note 3), which includes the estimated contingent consideration to be paid or received in future periods (note 16). The Company allocates the total purchase price of properties and businesses based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources.
Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period ranging from one to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments using estimated fair value at the date of acquisition using Level 3 inputs including lease-up periods ranging from one to three years, market rents ranging from $9.60 to $45.00, probability of occupancy ranging from 90% to 100% based on leasing activity and discount rates, generally 10%. The Company has recorded these earnout amounts as additional purchase price of the related properties and as a liability included in deferred investment property acquisition obligations on the consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the consolidated statements of operations and other comprehensive income. The Company records changes in the underlying liability assumptions to other property income on the consolidated statements of operations and other comprehensive income.
The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes bargain renewal option periods at a fixed rate. Amortization pertaining to the above market lease value of $6,578, $4,496 and $3,000 (including amounts related to discontinued operations) was recorded as a reduction to rental income for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization pertaining to the below market lease value of $3,373, $1,641 and $985 (including amounts related to discontinued operations) was recorded as an increase to rental income for the years ended December 31, 2013, 2012 and 2011, respectively.
The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $26,712, $15,916 and $10,107 (including amounts related to discontinued operations) for the years ended December 31, 2013, 2012 and 2011, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of December 31, 2013, no amount has been allocated to customer relationship value.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following table summarizes the Company’s identified intangible assets and liabilities (including amounts related to investment properties held for sale) as of December 31, 2013 and 2012.

	December 31,
	2013	2012
Intangible assets:
Acquired in-place lease value	$272,060	$269,615
Acquired above market lease value	48,955	49,581
Accumulated amortization	(65,752)	(34,684)
Acquired lease intangibles, net	$255,263	$284,512
Intangible liabilities:
Acquired below market lease value	$52,636	$53,241
Accumulated amortization	(5,546)	(2,779)
Acquired below market lease intangibles, net	$47,090	$50,462
As of December 31, 2013, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles (excluding amounts related to investment properties held for sale) are 12, 9 and 23 years, respectively.
Estimated amortization of the respective intangible lease assets and liabilities (excluding amounts related to investment properties held for sale) as of December 31, 2013 for each of the five succeeding years and thereafter is as follows:

	In-place Leases	Above Market Leases	Below Market Leases
2014	$21,664	$4,153	$2,738
2015	21,390	3,847	2,641
2016	20,868	3,517	2,527
2017	19,922	3,229	2,493
2018	17,169	2,353	2,410
Thereafter	69,669	6,978	32,923
Total	$170,682	$24,077	$45,732
Investment Properties Held For Sale
The Company will classify an investment property as held for sale in the period in which it has committed to a plan to dispose of the property, the Company’s Board of Directors has approved the sale of the property, are in the process of finding or have found a buyer, the property is available for immediate sale and subject only to sales terms that are usual and customary, and the sale of the property is probable and is expected to be completed within one year without significant changes. The Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The Company will classify the assets and related liabilities as held for sale in its consolidated balance sheets in the period the held for sale criteria is met and reclassify for presentation purposes all prior periods presented. The Company does not allocate any general and administrative expenses to discontinued operations and only interest expense to the extent the held for sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by the Company after the disposition. During December 2013, the Net Lease Properties met the criteria to be held for sale and was classified as held for sale as of December 31, 2013 and 2012. Assets and liabilities related to the Merger Agreement were not classified as held for sale as of December 31, 2013 and 2012.
Disposition of Real Estate
The Company accounts for dispositions in accordance with U.S. GAAP. The Company recognizes a gain or loss in full when a property is sold. A sale is considered complete when the profit is determinable, the collectability of the sales price is reasonably assured or can be estimated, and when the earnings process is virtually complete, and the Company is not obliged to perform significant activities after the sale to earn the profit. The Company records the transaction as discontinued operations for all periods presented in accordance with U.S. GAAP.
Impairment of Investment Properties
The Company assesses the carrying values of its respective long-lived assets classified as held and used whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, where considered necessary (Level 3 inputs). If the Company’s analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.
The Company estimates the future undiscounted cash flows based on the estimated future net rental income from operating the property and termination value.
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
The Company assesses the carrying value for all properties classified as held for sale for possible impairment. If the fair value less selling costs is less than the current carrying value, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the fair value less selling costs.
During the years ended December 31, 2013, 2012 and 2011, the Company incurred no impairment charges for any investment property classified as held and used or held for sale.
Impairment of Marketable Securities
The Company assesses the investments in marketable securities for impairment. A decline in the market value of any available-for-sale or held-to-maturity security below cost, that is deemed to be other-than-temporary will result in an impairment to reduce the carrying amount to fair value using Level 1 and 2 inputs (note 7). The impairment will be charged to earnings and a new cost basis for the security will be established. To determine whether impairment is other-than-temporary, the Company considers whether they have the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The Company considers the following factors in evaluating our securities for impairments that are other than temporary:

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

During the years ended December 31, 2013, 2012 and 2011, the Company incurred no other-than-temporary impairment charges.
Redeemable Noncontrolling Interests
Certain of the Company's consolidated joint ventures have issued units to noncontrolling interest holders that are redeemable at the noncontrolling interest holder's option for cash or for shares of the Company's common stock at the Company's option. If the noncontrolling interest holder seeks redemption of its units for the Company's shares, the joint ventures may redeem the units through issuance of common shares by the Company on a one-for-one basis or through cash settlement at the redemption price. The redemption is at the option of the holder after passage of time or upon the occurrence of an event that is not solely within the control of the joint ventures. Because redemption of the noncontrolling interests is outside of the applicable joint venture's control, the interests are presented on the consolidated balance sheets outside of permanent equity as redeemable noncontrolling interests. None of the noncontrolling interests are currently redeemable, but it is probable that the noncontrolling interests will become redeemable. Based on such probability, the Company measures and records the noncontrolling interests at their maximum redemption amount at each balance sheet date. Any adjustments to the carrying amount of the redeemable noncontrolling interests for changes in the maximum redemption amount are recorded to additional paid in capital in the period of the change (see note 11).
At issuance, the fair value of the redeemable noncontrolling interests were estimated by applying the income approach, which included significant inputs that are not observable (Level 3), including discount rates and redemption values.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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
On November 26, 2013, the Company acquired a fee simple interest in a 64,216 square foot building that relates to the University Town Center Phase II located in Norman, Oklahoma. The Company purchased this property from an unaffiliated third party for $9,715. This property is an additional phase of a property that the Company purchased on November 2, 2012. Given the proximity, the 2012 acquisition and the 2013 acquisition are evaluated by management as a single property.
The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2013. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 16)
Dollar General Store	$269	$1,069	$178	$—	$—
Copps Grocery Store	1,378	11,507	2,343	—	—
University Town Center Phase II	1,580	6,615	1,520	—	—
Total	$3,227	$19,191	$4,041	$—	$—
During the year ended December 31, 2013, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $26,459. The Company financed these acquisitions from cash flow from operations, proceeds from our DRP and through the borrowing of $8,375.
The Company incurred $619, $5,019 and $2,648 for the years ended December 31, 2013, 2012 and 2011, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statements of operations and other comprehensive income and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to the Sponsor and its affiliates. The Company does not pay acquisition fees to its Business Manager or its affiliates.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

For the properties acquired during the year ended December 31, 2013, the Company recorded revenue of $599 and property net income of $114 not including expensed acquisition related costs.
The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2012. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 16)
Dollar General Market	$793	$2,170	$627	$—	$—
Hamilton Crossing	2,825	24,287	3,975	—	989
Dollar General – Buffalo	240	977	133	—	—
Shoppes at Branson Hills (1)	8,247	27,366	7,080	3,424	857
Shoppes at Hawk Ridge	2,709	5,416	1,691	19	—
Bayonne Crossing	20,911	48,066	8,916	3,212	6,806
Eastside Junction	1,856	8,805	1,059	483	—
Shops at Julington Creek	2,247	5,578	685	11	985
Dollar General Store - Lillian	318	575	132	—	—
Dollar General Market - Slocomb	608	1,898	333	—	—
Dollar General Store - Clanton	389	656	171	—	—
Bank Branch Portfolio - 9 properties	6,433	9,256	2,947	—	—
Dollar General Store - Marbury	231	685	139	—	—
Dollar General Store - Gilbertown	123	1,008	193	—	—
Elementis Worldwide Global HQ	1,089	12,327	4,209	—	—
One Webster	3,462	19,243	690	—	—
South Elgin Commons	3,771	18,684	3,196	664	—
Walgreens NE Portfolio - 9 properties (2)	21,650	41,771	8,120	1,060	—
Saxon Crossing	3,455	14,555	2,743	23	—
Dollar General Store - Enterprise	220	768	161	—	—
Dollar General Store - Odenville	197	613	124	—	—
Siemens Gas Turbine Service Division	2,786	13,837	1,089	—	—
Virginia Convenience Store Portfolio - 5 Properties	5,477	8,610	1,613	—	—
FedEx Distribution Centers	5,820	30,518	2,962	—	—
BJ's at Richie Station	4,486	24,827	3,087	—	—
Dollar General Market - Candler	398	2,497	405	—	—
Shops at Moore	6,674	28,206	5,091	1,477	—
Kohl's - Cumming (3)	2,750	5,478	273	—	—
Shoppes at Branson Hills (1)	2,552	9,067	1,132	157	—
Dollar General Market - Vienna	635	1,883	313	—	—
Centre Point Commons	2,842	21,938	3,632	2,835	—
Dollar General Portfolio - 15 properties	2,201	12,851	3,022	—	—
Lake City Commons II	511	2,130	269	28	—
Pathmark Portfolio - 3 properties	5,538	35,456	8,179	408	—
Schnucks Portfolio - 3 properties	4,446	15,938	2,240	—	—
Dollar General Store - Anson	109	816	181	—	—
Dollar General Store - East Bernard	76	799	174	—	—
City Center (4)	11,617	136,439	19,231	1,860	19,508
Miramar Square	14,940	34,784	8,716	1,169	—
Crossing at Killingly Commons (5)	15,281	39,212	7,408	2,200	5,093
Wheatland Town Center	3,684	32,973	4,152	2,789	10,647
Dollar General Market - Resaca	634	2,203	433	—	—
Dollar General Store - Hertford	193	1,077	151	—	—

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 16)
Landings at Ocean Isle Beach	2,587	5,497	2,165	—	—
The Corner	3,521	20,429	5,198	—	3,681
University Town Center Phase II	3,995	21,027	3,004	3,558	2,205
Dollar General Store - Remlap	124	682	136	—	—
Dollar General Market - Canton	629	2,329	403	—	—
Hasbro Office Building	3,400	21,635	4,773	—	—
Cannery Corner	3,322	10,557	3,628	—	—
Centennial Center (6)	9,824	111,444	15,884	5,910	2,883
Centennial Gateway (6)	6,758	39,834	5,858	376	3,322
Eastern Beltway (6)	5,467	52,095	6,938	2,642	—
Eastgate (6)	3,794	19,775	3,279	293	—
Lowe's Plaza	1,805	3,103	1,125	—	1,014
Total	$220,650	$1,014,650	$173,468	$34,598	$57,990

(1)	The Company closed on different buildings on March 9, 2012 and August 15, 2012 but this is considered one property.

(2)	The Company assumed mortgages payable and an interest rate swap agreement associated with the acquisition of these properties (note 10).

(3)	This acquisition includes the issuance of redeemable noncontrolling interests in a consolidated joint venture (note 11) to the seller with a fair value of $1,416 as of the acquisition date.

(4)
This acquisition includes the issuance of redeemable noncontrolling interests in a consolidated joint venture (note 11) to the seller with a fair value of $6,092 as of the acquisition date. Additionally at the time of acquisition, the Company received a $10,000 note receivable, and subsequently increased to $11,000, from the redeemable noncontrolling interest holder at an interest rate of 6.00% per annum that matured on May 31, 2013 and has been repaid. The redeemable noncontrolling interest holder has pledged its redeemable noncontrolling interests as collateral to this note receivable.

(5)
This acquisition includes the issuance of redeemable noncontrolling interests in a consolidated joint venture (note 11) to the seller with a fair value of $9,608 as of the acquisition date and assumed a mortgage payable (note 10).

(6)
The acquisition of this portfolio of properties includes the issuance of redeemable noncontrolling interests in a consolidated joint venture (note 11) to the seller with a fair value of $30,000 as of the acquisition date.

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
The following condensed pro forma consolidated financial statements for the year ended December 31, 2012 include pro forma adjustments related to the acquisitions and financings during 2012 considered material to the consolidated financial statements which were Palm Coast Landing, Bayonne Crossing, Shoppes at Branson Hills, Walgreens NE Portfolio, Saxon Crossing, South Elgin Commons, FedEx Distribution Centers, BJ's at Richie Station, Shops at Moore, Centre Point Commons, Pathmark Portfolio, City Center, Miramar Square, Crossings at Killingly Commons, The Corner, University Town Center Phase II, Cannery Corner, Centennial Center, Centennial Gateway, Eastern Beltway, Eastgate and Lowe's Plaza, which are presented assuming the acquisitions had been consummated as of January 1, 2011. Acquisitions for the year ended December 31, 2013 were not considered material.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

On a pro forma basis, the Company assumes the common shares outstanding as of December 31, 2012 were outstanding as of January 1, 2011. The following condensed pro forma financial information has not been adjusted for discontinued operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2012 acquisitions had been consummated as of January 1, 2011, nor does it purport to represent the results of operations for future periods.

	For the year ended December 31, 2012
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$134,335	$56,664	$190,999
Net income (loss) attributable to common stockholders	$2,616	$(5,306)	$(2,690)

Net income (loss) attributable to common stockholders per common share, basic and diluted	$0.03		$(0.02)
Weighted average number of common shares outstanding, basic and diluted	91,146,154		114,727,439
(4) Discontinued Operations and Investment Properties Held for Sale
On December 16, 2013, the Company entered into the Purchase and Sale Agreements, providing for the sale of the Net Leased Properties in an all-cash transaction with a gross sales price of approximately $503,013. The transaction is expected to close in three tranches during the first and second quarters of 2014. The Tranche I Closing was competed on January 31, 2014, and the second and third tranches are expected to close by the end of April 2014. Each closing is subject to customary approvals and the completion of certain closing conditions, and it is possible that the timing of the closings may be delayed. The Net Leased Properties qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on December 16, 2013, at which time depreciation and amortization was suspended. The assets and liabilities associated with these properties are separately classified as held for sale in the consolidated balance sheets as of December 31, 2013. All periods presented on the consolidated balance sheets and consolidated statements of operations and other comprehensive income have been adjusted to conform to the current year presentation. Properties relating to the Merger Agreement were classified as held and used as of December 31, 2013.
The following table presents the assets and liabilities associated with the held for sale properties:

	December 31,
Assets	2013	2012
Investment properties:
Land	$89,365	$89,096
Building and improvements	315,958	314,805
Total	405,323	403,901
Less accumulated depreciation	(20,555)	(8,709)
Net investment properties	384,768	395,192
Restricted cash and escrows	1,939	2,114
Accounts and rents receivable, net	4,199	1,998
Acquired lease intangibles, net	60,504	64,989
Deferred costs, net	2,570	2,890
Other assets	1,500	218
Total assets held for sale	$455,480	$467,401
Liabilities
Mortgages payable	$242,680	$242,680
Accounts payable and accrued expenses	1,012	846
Accrued real estate taxes payable	813	513
Other liabilities	10,166	13,559
Acquired below market lease intangibles, net	1,358	1,431
Total liabilities held for sale	$256,029	$259,029
The Company will have no continuing involvement with any of its disposed properties subsequent to their disposal. The Company did not record any gain or loss associated with the sale of these properties during the year ended December 31, 2013. Any gain will be recorded once each tranche is closed. The Company did not dispose of or enter into any binding agreements to sell any other properties during the years ended December 31, 2012 and 2011.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The results of operations for the investment properties that are accounted for as discontinued operations are presented for each of the years ended December 31, 2013, 2012 and 2011in the table below:

	Year Ended December 31,
	2013	2012	2011
Income:
Rental income	$35,587	$19,129	$7,253
Tenant recovery income	1,640	876	38
Other property income	118	116	78
Total income	37,345	20,121	7,369
Expenses:
Property operating expenses	2,003	1,002	287
Real estate taxes	1,366	669	38
Depreciation and amortization	15,674	8,406	3,267
Total expenses	19,043	10,077	3,592
Operating income	18,302	10,044	3,777
Interest, dividend and other income	1	—	—
Interest expense	(10,664)	(5,931)	(2,403)
Income from discontinued operations	7,639	4,113	1,374
Redeemable noncontrolling interests associated with discontinued operations	(71)	(27)	—
Net income from discontinued operations attributable to common stockholders	$7,568	$4,086	$1,374
(5) Operating Leases
Minimum lease payments to be received under operating leases including ground leases and excluding leases relating to discontinued operations and multi-family units (lease terms of twelve-months or less) as of December 31, 2013 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2014	$133,811
2015	129,558
2016	123,110
2017	111,911
2018	90,462
Thereafter	584,711
Total	$1,173,563
The remaining lease terms range from less than one year to 72 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

(6) Unconsolidated Entities
The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is owned in equal proportions by the Company and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc. and Inland Real Estate Income Trust, Inc. and a third party, Retail Properties of America, Inc. and is serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services Inc. The Insurance Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $100 of property insurance and $100 of general liability insurance. The Company entered into the Insurance Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program. This entity is considered to be a variable interest entity (VIE) as defined in U.S. GAAP and the Company is not considered to be the primary beneficiary. Therefore, this investment is accounted for utilizing the equity method of accounting. The Company's risk of loss is limited to its investment and it is not required to fund additional capital to the entity.

		Ownership % at		Investment at
Joint Venture	Description	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Oak Property & Casualty LLC	Insurance Captive	20%	25%	$484	$248
The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $260, $17 and $105 for the years ended December 31, 2013, 2012 and 2011, respectively.
On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1, which are accounted for under the cost method and included in investment in unconsolidated entities on the consolidated balance sheets.
(7) Investment in Marketable Securities
Investment in marketable securities of $34,070 and $40,941 at December 31, 2013 and 2012, respectively, consists of primarily preferred and common stock and corporate bond investments in other publicly traded REITs which are classified as available-for-sale securities and recorded at fair value. The cost basis of the Company's investment in marketable securities was $33,492 and $37,943 at December 31, 2013 and 2012, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has recorded an accumulated net unrealized gain of $578 and $2,999 on the consolidated balance sheets as of December 31, 2013 and 2012, respectively. The Company had net unrealized (losses) gains of $(2,421), $3,469 and $(634) for the years ended December 31, 2013, 2012 and 2011, respectively. These unrealized (losses) and gains have been recorded as other comprehensive income in the consolidated statements of operations and other comprehensive income.
Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis or first-in, first-out basis. The Company had realized gains of $641, $26 and $365 for the years ended December 31, 2013, 2012 and 2011, respectively. These gains have been recorded as realized gain on sale of marketable securities in the consolidated statements of operations and other comprehensive income.
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
(8) Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accounts payable and accrued expenses, accrued real estate taxes payable and due to related parties approximates their fair values at December 31, 2013 and 2012 due to the short maturity of these instruments.
All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2 – “Fair Value Measurements.”

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following table presents the Company’s assets and liabilities, measured at fair value on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
December 31, 2013
Asset - investment in marketable securities	$24,871	$9,199	$—	$34,070
Asset - interest rate swap	$—	$2,379	$—	$2,379
Liability - interest rate swap	$—	$4,127	$—	$4,127
December 31, 2012
Asset - investment in marketable securities	$31,231	$9,710	$—	$40,941
Liability - interest rate swap	$—	$8,078	$—	$8,078
The valuation techniques used to measure fair value of the investment in marketable securities above was quoted prices from national stock exchanges and quoted prices from third party brokers for similar assets (note 7). The Company performs certain validation procedures such as verifying changes in security prices from one period to the next and verifying ending security prices on a test basis.
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
The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt (including mortgage debt classified as held for sale) was $1,185,433 and $1,158,051 at December 31, 2013 and 2012, respectively, and its estimated fair value was $1,211,250 and $1,189,621 as of December 31, 2013 and 2012, respectively. The Company’s carrying amount of variable rate borrowings on the credit facility and securities margin payable approximates their fair values at December 31, 2013 and 2012.
(9) Transactions with Related Parties
The Company has an investment in an insurance captive entity with other REITs sponsored by our Sponsor and a third party. The entity is included in the Company’s disclosure of Unconsolidated Entities (note 6) and is included in investment in unconsolidated entities on the consolidated balance sheets.
As of December 31, 2013 and 2012, the Company owed a total of $2,074 and $2,532, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates and accrued business management fees, which the Company intends to repay.
At December 31, 2013 and 2012, the Company held $789 and $629, respectively, in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.
The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1 at December 31, 2013 and 2012, which are accounted for under the cost method and included in investment in unconsolidated entities on the consolidated balance sheets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following table summarizes the Company’s related party transactions for the years ended December 31, 2013, 2012 and 2011.

		For the Year Ended December 31,			Unpaid Amounts as of
		2013	2012	2011	December 31, 2013	December 31, 2012
General and administrative:
General and administrative reimbursement	(a)	$1,259	$1,101	$793	$292	$335
Loan servicing	(b)	306	185	98	—	—
Discount on shares issued to affiliates	(c)	—	294	55	—	—
Investment advisor fee	(d)	291	270	106	25	26
Total general and administrative to related parties		$1,856	$1,850	$1,052	$317	$361
Offering costs	(e),(f)	$—	$51,745	$30,179	$—	$123
Acquisition related costs	(g)	288	2,048	961	—	348
Real estate management fees	(h)	9,165	5,601	3,124	—	—
Business management fee	(i)	14,666	1,500	1,000	1,757	975
Loan placement fees	(j)	65	1,109	418	—	—
Cost reimbursement	(k)	47	—	75	—	—
Sponsor noninterest bearing advances	(l)	—	—	(1,500)	—	724
Sponsor contributions to pay dividends	(l)	—	—	1,500	—	—

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

(c)
The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 0, 294,331 and 55,203 shares to related parties for the years ended December 31, 2013, 2012 and 2011, respectively.

(d)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(e)
A related party of the Business Manager received selling commissions equal to 7.5% of the sale price for each share sold and a marketing contribution equal to 2.5% of the gross offering proceeds from shares sold, the majority of which were reallowed (paid) to third party soliciting dealers. The Company also reimbursed a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. In addition, the Sponsor, its affiliates and third parties were reimbursed for any issuer costs that they paid on the Company's behalf, including any bona fide out-of-pocket, itemized and detailed due diligence expenses not reimbursed from amounts paid or reallowed (paid) as a marketing contribution, in an amount that did not exceed 1.5% of the gross offering proceeds. The Company did not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Such costs were offset against the stockholders’ equity accounts.

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

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The Company reimbursed or will reimburse the real estate managers and other affiliates $2,254, $1,458 and $827 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

(5)
Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred, without interest, to be paid at a later point in time. This obligation to pay the deferred fee terminates if the Company acquires the Business Manager. For the years ended December 31, 2013, 2012 and 2011, the Business Manager was entitled to a business management fee in the amount equal to $14,830, $9,195 and $4,807, respectively of which $164, $7,695 and $3,807, respectively was permanently waived.

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

(l)
As of December 31, 2012, the Company owed $724 to our Sponsor related to advances used to pay administrative and offering costs prior to the commencement of the “best efforts” offering. These amounts are included in due to related parties on the consolidated balance sheets and has been subsequently paid.

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and our Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the years ended December 31, 2013, 2012 and 2011.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

(10) Mortgages, Credit Facility, and Securities Margins Payable
The following table shows the scheduled maturities and required principal payments of the Company’s mortgages payable and Credit Facility including liabilities related to investment properties held for sale as of December 31, 2013, for each of the next five years and thereafter, including the effects of interest rate swaps:

	2014 (d)	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt:
Mortgages payable (a)	$7,638	$96,016	$48,806	$97,715	$125,131	$624,513	$999,819
Total fixed rate debt	7,638	96,016	48,806	97,715	125,131	624,513	999,819

Variable rate debt:
Mortgages payable (a)	—	50,140	2,233	23,077	5,180	103,807	184,437
Credit Facility	—	52,500	—	—	—	—	52,500
Total variable debt	—	102,640	2,233	23,077	5,180	103,807	236,937

Total debt (b)	$7,638	$198,656	$51,039	$120,792	$130,311	$728,320	$1,236,756

Mortgages payable related to investment properties held for sale (c)	$341	$10,090	$1,002	$21,596	$47,205	$162,447	$242,681

Weighted average interest rate on debt:
Fixed rate debt	5.84%	5.26%	4.84%	4.47%	5.23%	4.52%	4.70%
Variable rate debt	—	2.03%	2.66%	2.59%	2.52%	2.55%	2.33%
Total	5.84%	3.59%	4.75%	4.11%	5.12%	4.24%	4.25%

Weighted average interest rate on mortgages payable related to investment properties held for sale (c)	5.17%	5.02%	5.15%	4.15%	5.16%	4.45%	4.59%

(a)	Excludes net mortgage premiums of $1,176, associated with debt assumed at acquisition, net of accumulated amortization as of December 31, 2013.

(b)	Excludes securities margin payable of $10,341 which is due upon the sale of marketable securities, and currently has an interest rate of 0.51% per annum, as of December 31, 2013.

(c)
As part of the Tranche I Closing of the Net Lease Properties on January 31, 2014, the Company repaid mortgage debt with a principal balance of $74,964 and a weighted average interest rate of 4.25% as of December 31, 2013. Some of the proceeds were used to subsequently repay the outstanding balance on the Credit Facility.

(d)	On March 10, 2014, the Company repaid the outstanding mortgage loan balance of $6,720 secured by Publix Shopping Center property located in St. Cloud, Florida.
The principal amount of our mortgage loans outstanding as of December 31, 2013 and 2012 was $1,184,256 and $1,156,582, respectively, and had a weighted average stated interest rate of 4.30% and 4.32% per annum, respectively, which includes effects of interest rate swaps. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets.
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
The mortgage loans may require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2013, all of the mortgages were current in payments and the Company was in compliance with such covenants.
On November 1, 2012, the Company entered into an amended and restated credit agreement (as amended the “Credit Facility”), under which the Company may borrow, on an unsecured basis, up to $105,000. The Company has the right, provided that no default has occurred and is continuing, to increase the facility amount up to $200,000 with approval from the lending group. The obligations under the Credit Facility will mature on October 31, 2015, which may be extended to October 31, 2016 subject to satisfaction of certain conditions. The Company has the right to terminate the facility at any time, upon one business day notice and the repayment of

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

all of its obligations thereunder. Borrowings under the Credit Facility bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company's leverage ratio. The Company generally will be required to make monthly interest-only payments, except that we may be required to make partial principal payments in order to comply with certain debt covenants set forth in the Credit Facility. On December 31, 2013, the interest rate was 2.14% per annum. The Company is also required to pay, on a quarterly basis, an amount up to 0.35% per annum on the average daily unused funds remaining under the Credit Facility. The Credit Facility requires compliance with certain covenants which may restrict the availability of funds under the Credit Facility. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our subsidiaries owning unencumbered properties. The amount outstanding on the Credit Facility was $52,500 and $73,500 as of December 31, 2013 and 2012, respectively.
The Company has purchased a portion of its marketable securities through margin accounts. As of December 31, 2013 and 2012, the Company had a payable of $10,341 and $17,872, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of December 31, 2013 and December 31, 2012, the interest rate was 0.51% and 0.56% per annum, respectively. The securities margin payable is due upon the sale of any marketable securities.
Interest Rate Swap Agreements
The Company entered into interest rate swaps to fix the floating LIBOR based debt under certain variable rate loans to a fixed rate to manage the risk exposed to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap.
The following table summarizes the Company's interest rate swap contracts outstanding as of December 31, 2013:

Date Entered		Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of December 31, 2013	Fair Value as of December 31, 2012
March 11, 2011	(1)	April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$(322)	$(489)
June 22, 2011		June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	13,359	(457)	(678)
October 28, 2011		November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	10,837	(240)	(387)
May 9, 2012		May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	10,150	(66)	(211)
June 13, 2012	(2)	June 10, 2011	December 10, 2018	5.17%	1 month LIBOR	49,391	(3,041)	(5,428)
July 24, 2012	(1)	July 26, 2012	July 20, 2017	3.09%	1 month LIBOR	4,677	23	(44)
October 1, 2012		April 1, 2014	March 29, 2019	3.85%	1 month LIBOR	45,000	977	(315)
October 2, 2012		October 4, 2012	October 1, 2017	3.73%	1 month LIBOR	24,750	132	(299)
October 4, 2012	(1)	October 4, 2012	October 3, 2019	3.15%	1 month LIBOR	10,808	402	(109)
December 20, 2012		December 20, 2012	December 20, 2017	3.36%	1 month LIBOR	9,900	87	(118)
February 14, 2013	(1), (3)	February 14, 2013	December 31, 2022	4.25%	1 month LIBOR	14,900	757	—
					Total	$203,122	$(1,748)	$(8,078)

(1)	Interest rate swaps were settled as part of Tranche I Closing of the Net Lease Properties on January 31, 2014.

(2)	Assumed at the time of acquisition of Walgreens NE Portfolio with a then fair value of ($5,219).

(3)
On February 14, 2013, the Company entered into a floating-to-fixed interest rate swap agreement with a notional value of $14,900 and a maturity date of December 31, 2022 associated with the debt secured by a first mortgage on the Hasbro Office Building located in Providence, Rhode Island.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As these interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with corresponding offsets to accumulated other comprehensive income. The Company does not offset derivative liabilities with derivative assets relating to its cash flow hedges. The Company has recorded an accumulated net unrealized gain (loss) of $2,125 and $(3,282) on the consolidated balance sheet as of December 31, 2013 and 2012, respectively. The interest rate swaps have been and are expected to remain highly effective for the term of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedges is reported in other income/expense. For the years ended December 31, 2013 and 2012, the Company had $58 and $(66), respectively of ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from accumulated other comprehensive income to interest expense in the next twelve months total $2,239.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps (1)	Other liabilities	$(4,127)	Other liabilities	$(8,078)
Interest rate swaps (2)	Other assets	2,379	Other assets	—

(1)	Includes $(3,364) and $(6,055) relating to assets held for sale as of December 31, 2013 and 2012, respectively.

(2)	Includes $1,182 relating to assets held for sale as of December 31, 2013.
The table below presents the effect of the Company’s derivative financial instruments (including amounts related to discontinued operations) on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2013, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2013	2012	2011		2013	2012	2011		2013	2012	2011
Interest rate swaps	$3,936	$(2,727)	$(1,581)	Interest Expense	$(1,471)	$(738)	$(288)	Other Expense	$58	$(66)	$—
(11) Redeemable Noncontrolling Interests
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
The following table summarizes the redeemable noncontrolling interests as of December 31, 2013.

Joint Venture	Number of Redeemable Noncontrolling Interests Units Outstanding (1)	Redeemable Noncontrolling Interests at Issuance	Carrying Value of Redeemable Noncontrolling Interests	Preferred Return per Annum	Notes
Kohl's Cumming	141,602	$1,416	$1,416	5.00%	(2), (3)
City Center	2,656,450	26,565	26,758	4.00%	(3), (4)
Crossing at Killingly	960,802	9,608	9,776	3.50%	(3), (5)
Territory Portfolio	3,000,000	30,000	30,000	4.00%	(6)
Total	6,758,854	$67,589	$67,950

(1)	Redeemable noncontrolling interest units had a fair value of $10.00 each at the time of issuance.

(2)
As part of the Tranche I Closing of the Net Leased Properties on January 31, 2014, the Company's ownership interest in the Kohl's Cumming joint venture, a consolidated subsidiary, was sold and the redeemable noncontrolling interests was derecognized.

(3)
If the unit holder elects shares and the joint venture pays the redemption price in cash, the redemption value will be greater of i) $10.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption or ii) the Company's share price per share.

(4)	Preferred return started on June 7, 2013, upon fulfillment of the deferred investment property acquisition obligations.

(5)
Preferred return will increase to 5.50% per annum on October 3, 2015. The joint venture may issue up to an additional 298,121 redeemable noncontrolling interest units to settle its earnout liability included in the Company's investment property acquisition obligation on the consolidated balance sheet (note 16).

(6)
If the unit holder elects shares and the joint venture pays the redemption price in cash, the redemption value will be $10.00 per unit plus 50% of the excess of the Company's share price per share over $10.00 per unit.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Below is a table reflecting the activity of the consolidated redeemable noncontrolling interests as of and for the years ended December 31, 2013.

	Redeemable Noncontrolling Interests
	2013	2012
Balance at beginning of period	$47,215	$—
Issuance of redeemable noncontrolling interests (1)	20,473	47,115
Net income attributable to redeemable noncontrolling interests	2,440	209
Payment of preferred return	(2,178)	(109)
Balance at close of period	$67,950	$47,215

(1)	On June 7, 2013, the Company issued 2,047,300 redeemable noncontrolling interest units to settle the earnout obligation related to the City Center joint venture.
(12) Accumulated Other Comprehensive Income (Loss)
The following table indicates the changes and reclassifications affecting accumulated other comprehensive income (loss) by component for the year ended December 31, 2013.

	Gain (Loss) on Cash Flow Hedges		Unrealized Gains and (Losses) on Available-for-sale Securities		Total
Accumulated other comprehensive income (loss) - January 1, 2013	$(3,282)		$2,999		$(283)
Activity for current-period:
Other comprehensive income (loss) before reclassifications	3,936		(1,780)		2,156
Amounts reclassified from other comprehensive income (loss) into income	1,471	(1)	(641)	(2)	830
Net current-period other comprehensive income (loss)	5,407		(2,421)		2,986
Accumulated other comprehensive income - December 31, 2013	$2,125		$578		$2,703

(1)	Included in interest expense on the consolidated statements of operations and other comprehensive income.

(2)	Included in realized gain on sale of marketable securities on the consolidated statements of operations and other comprehensive income.
(13) Income Taxes
The Company had no uncertain tax positions as of December 31, 2013 and 2012. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2013. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, returns for the calendar years 2010, 2011 and 2012 remain subject to examination by the U.S. tax jurisdiction and various state and local tax returns remain subject to examination for the years 2009, 2010, 2011 and 2012 by the state and local tax jurisdictions.
(14) Distributions
The Company has paid distributions based on daily record dates, payable monthly in arrears. The distributions that the Company has paid are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. During for the years ended December 31, 2013, 2012 and 2011, the Company declared cash distributions, totaling $70,002, $54,687 and $25,263, respectively.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

(15) Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) are computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net (loss) income attributable to common stockholders by the common shares plus potential common shares issuable upon exercising options or other contracts. As of December 31, 2013 and 2012, the Company's only potentially dilutive common share equivalents outstanding were the redeemable noncontrolling interests that could be converted to 6,758,854 and 4,721,554 common shares, respectively, at future dates. As of December 31, 2013, our consolidated joint venture may issue up to an additional 298,121 redeemable noncontrolling interest units to settle its earnout liability included in the Company's investment property acquisition obligation on the consolidated balance sheet (note 16). Such common share equivalents were excluded as they were antidilutive.
(16) Commitments and Contingencies
Thirteen of the Company’s properties have earnout components related to property acquisitions. The maximum potential earnout payment was $32,906 at December 31, 2013. The table below presents the change in the Company’s earnout liability for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2013	2012
Earnout liability – beginning of period, fair value	$70,580	$25,290
Increases:
Acquisitions	—	57,990
Amortization expense	2,230	2,477
Decreases:
Payments to settle earnouts	(18,513)	(16,026)
Payments to settle earnouts in units (1)	(20,473)	—
Partial repayment of note receivable in settlement of earnout	(1,676)	—
Other:
Fair value adjustment of earnout liability	(2,945)	849
Earnout liability – end of period, fair value	$29,203	$70,580

(1)	On June 7, 2013, the Company issued 2,047,300 redeemable noncontrolling interest units with a fair value of $20,473 to settle the earnout obligation related to the City Center joint venture.
The Company has provided a partial guarantee on certain financial obligations of our subsidiaries with an outstanding principal balance of $284,482. As of December 31, 2013, these guarantees totaled to an aggregate recourse amount of $95,499.
As of December 31, 2013, our consolidated joint ventures had $67,950 in redeemable noncontrolling interests that will become redeemable at future dates generally no earlier than in 2015 but generally no later than 2022 based on certain redemption criteria. The Kohl's Cumming redeemable noncontrolling interest units were transferred as part of Tranche I Closing of the Net Lease Properties on January 31, 2014. The redeemable noncontrolling interests are not mandatorily redeemable. At the noncontrolling interest holders’ option, the Company may be required to pay cash, but if the noncontrolling interest holder elects to redeem its interest for the Company’s stock, the Company at its option, may pay cash, issue common stock, or a mixture of both. See additional information relating to these redeemable noncontrolling interests in note 11.
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
(17) Segment Reporting
The Company has 1 reportable segment as defined by U.S. GAAP for the years ended 12/31/2013 and 2012.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

(18) Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to December 31, 2013 for potential recognition and disclosure in these consolidated financial statements.
The Company's board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2013 through the close of business on March 31, 2013. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to $0.60 or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In January 2014, total distributions declared for the month of December 2013 were paid cash in the amount equal to $6,009.

•	In February 2014, total distributions declared for the month of January 2014 were paid cash in the amount equal to $6,003.

•	In March 2014, total distributions declared for the month of February 2014 were paid cash in the amount equal to $5,422.
On December 16, 2013, the Company entered into the Purchase and Sale Agreements with Realty Income. On January 31, 2014, the Company completed the Tranche I Closing, resulting in the sale to Realty Income of a total of 46 of the Net Lease Properties for an aggregate cash purchase price of approximately $201,955. See Note 1 to these consolidated financial statements.
On February 9, 2014, the Company entered into the Merger Agreement with Kite and Merger Sub and the Master Agreement with the Business Manager. See Note 1 to these consolidated financial statements.
On March 10, 2014, the Company repaid the outstanding mortgage loan balance of $6,720 secured by Publix Shopping Center property located in St. Cloud, Florida.
(19) Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2013 and 2012.

	2013
	December 31	September 30	June 30	March 31
Total income as previously reported	$48,978	$55,376	$53,540	$56,487
Reclassified to discontinued operations (1)	—	(9,514)	(9,272)	(9,787)
Adjusted total income	$48,978	$45,862	$44,268	$46,700
Net income (loss) attributable to common stockholders	$768	$227	$(1,483)	$205
Net income (loss) attributable to common stockholders per common share, basic and diluted (2)	$0.01	$0.00	$(0.01)	$0.00
Weighted average number of common shares outstanding, basic and diluted (2)	117,895,702	117,107,314	116,255,280	115,380,042
	2012
	December 31	September 30	June 30	March 31
Total income as previously reported	$44,308	$35,794	$29,179	$24,205
Reclassified to discontinued operations (1)	(8,572)	(6,674)	(2,827)	(2,049)
Adjusted total income	$35,736	$29,120	$26,352	$22,156
Net (loss) income attributable to common stockholders	$(306)	$1,594	$990	$338
Net (loss) income attributable to common stockholders per common share, basic and diluted (2)	$0.00	$0.02	$0.01	$0.01
Weighted average number of common shares outstanding, basic and diluted (2)	114,436,422	104,419,606	81,159,713	64,164,709

(1)	Represents income that has been reclassified to discontinued operations since previously reported amounts in Form 10-Q or 10-K.

(2)	Quarterly income per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Retail
Merrimack Village Center	5,445	2,500	5,654	99	2,500	5,753	8,253	825	2007	2009
Merrimack, NH
Pleasant Hill Commons	6,800	5,000	5,200	47	5,000	5,247	10,247	783	2008	2010
Kissimmee, FL
Regal Court	23,900	6,500	31,306	278	6,500	31,584	38,084	4,308	2008	2010
Shreveport, LA
Draper Crossing	—	8,500	11,665	361	8,500	12,026	20,526	1,614	2001	2010
Draper, UT
Tradition Village Center	8,750	4,400	12,702	25	4,400	12,727	17,127	1,610	2006	2010
Port St. Lucie, FL
The Landing At Tradition	28,750	21,090	25,185	147	21,090	25,332	46,422	3,226	2007	2010
Port St. Lucie, FL
Temple Terrace	—	3,500	825	3,767	3,500	4,592	8,092	574	1969	2010
Temple Terrace, FL
Kohl’s at Calvine Pointe	10,500	3,437	9,263	—	3,437	9,263	12,700	1,291	2007	2010
Elk Grove, CA
Lake City Commons	5,200	1,584	7,570	43	1,584	7,613	9,197	990	2008	2010
Lake City, FL
Publix Shopping Center	6,749	2,065	6,009	242	2,065	6,251	8,316	770	2003	2010
St. Cloud, FL
Kohl’s Bend River Promenade	9,350	5,440	7,765	—	5,440	7,765	13,205	991	2009	2010
Bend, OR
Whispering Ridge	5,000	2,101	6,445	—	2,101	6,445	8,546	760	2008	2010
Omaha, NE
Bell Oaks Shopping Center	6,548	1,800	9,058	—	1,800	9,058	10,858	1,075	2008	2010
Newburgh, IN
Colonial Square Town Center	18,140	4,900	19,360	283	4,900	19,643	24,543	2,379	2010	2010
Fort Myers, FL
Shops At Village Walk	6,860	1,645	7,840	—	1,645	7,840	9,485	886	2009	2010
Fort Myers, FL
Lima Marketplace	8,383	4,765	12,452	1	4,765	12,454	17,219	1,381	2008	2010
Fort Wayne, IN
Dollar General - Ariton	391	35	704	—	35	704	739	78	2010	2010
Ariton, AL
Dollar General - Collins	465	142	720	—	142	720	862	76	2010	2010
Collins, GA
Dollar General - Decatur	450	171	676	—	171	676	847	75	2010	2010
Decatur, AL

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Dollar General - Dublin	606	258	876	—	258	876	1,134	97	2010	2010
Dublin, GA
Dollar General - Duncanville	430	78	733	—	78	733	811	81	2010	2010
Duncanville, AL
Dollar General - Excel	455	49	810	—	49	810	859	85	2010	2010
Frisco City, AL
Dollar General - Lagrange	554	197	838	—	197	838	1,035	93	2011	2010
LaGrange, GA
Dollar General - Milledgeville	423	139	650	—	139	650	789	69	2010	2010
Milledgeville, GA
Dollar General - Uriah	391	19	727	—	19	727	746	77	2010	2010
Uriah, AL
Waxahachie Crossing	7,750	1,752	13,190	75	1,752	13,265	15,017	1,388	2010	2011
Waxahachie, TX
Village at Bay Park	9,183	5,068	8,956	45	5,068	9,002	14,070	954	2005	2011
Ashwaubenon, WI
Northcrest Shopping Center	15,780	3,907	26,974	—	3,907	26,974	30,881	2,689	2008	2011
Charlotte, NC
Prattville Town Center	15,930	2,463	23,553	—	2,463	23,553	26,016	2,351	2007	2011
Prattville, AL
Landstown Commons	50,140	9,751	68,167	394	9,751	68,561	78,312	6,673	2007	2011
Virginia Beach, VA
Silver Springs Pointe	8,800	3,032	12,126	—	3,032	12,126	15,158	1,230	2001	2011
Oklahoma City, OK
Copps Grocery Store	3,480	892	4,642	—	892	4,642	5,534	460	2000	2011
Neenah, WI
University Town Center (2 properties)	18,690	11,046	54,148	164	11,046	54,312	65,358	3,534	2009/2012/2013	2009/2012/2013
Norman, OK
Pick N Save Grocery Store	4,490	923	5,993	—	923	5,993	6,916	597	2009	2011
Burlington, WI
Walgreens - Lake Mary	5,080	1,743	7,031	—	1,743	7,031	8,774	670	2009	2011
Lake Mary, FL
Walgreens Plaza	4,650	1,031	7,320	—	1,031	7,320	8,351	701	2010	2011
Jacksonville, NC
Walgreens - Heritage Square	4,460	1,224	6,504	24	1,224	6,528	7,752	620	2010	2011
Conyers, GA
Perimeter Woods	33,330	9,010	44,081	33	9,010	44,114	53,124	4,007	2008	2011
Charlotte, NC
Draper Peaks	23,905	11,144	28,566	416	11,144	28,981	40,126	2,689	2007	2011
Draper, UT
Shoppes At Prairie Ridge	15,591	4,556	20,388	2	4,556	20,390	24,946	1,903	2009	2011
Pleasant Prairie, WI
Fairgrounds Crossing	13,453	6,163	14,356	84	6,163	14,440	20,603	1,352	2011	2011
Hot Springs, AR

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Mullins Crossing	21,339	5,683	30,263	—	5,683	30,263	35,946	2,486	2005	2011
Evans, GA
Fox Point	10,837	3,502	11,581	20	3,502	11,601	15,103	988	2008	2011
Neenah, WI
Harvest Square	6,800	2,317	8,529	141	2,317	8,670	10,987	666	2008	2011
Harvest, AL
Palm Coast Landing	22,550	3,950	31,002	—	3,950	31,002	34,952	2,188	2010	2011
Palm Coast, FL
Dollar General - Sycamore	461	215	577	—	215	577	792	41	2011	2011
Sycamore, AL
Dollar General Market - Port St. Joe	2,017	793	2,170	—	793	2,170	2,963	163	2011	2012
Port St. Joe, FL
Hamilton Crossing	15,637	2,825	24,287	—	2,825	24,287	27,112	1,571	2008	2012
Alcoa, TN
Dollar General Store - Buffalo	—	240	977	—	240	977	1,217	63	2011	2012
Buffalo, NY
Shoppes at Branson Hills	29,964	10,798	36,434	—	10,798	36,434	47,232	2,335	2005	2012
Branson, MO
Shoppes at Hawk Ridge	4,950	2,709	5,416	50	2,709	5,466	8,175	359	2008	2012
Lake St. Louis, MO
Bayonne Crossing	45,000	20,911	48,066	—	20,911	48,066	68,977	3,118	2011	2012
Bayonne, NJ
Eastside Junction	6,270	1,856	8,805	93	1,856	8,898	10,754	537	2008	2012
Athens, AL
Shops at Julington Creek	4,785	2,247	5,578	—	2,247	5,578	7,825	345	2011	2012
Jacksonville, FL
Dollar General Store - Lillian	—	318	575	—	318	575	893	34	2012	2012
Lillian, AL
Dollar General Market - Slocomb	1,417	608	1,898	—	608	1,898	2,506	118	2012	2012
Slocomb, AL
Dollar General Store - Clanton	—	389	656	—	389	656	1,045	39	2012	2012
Clanton, AL
BB&T - Plantation	1,295	610	1,483	—	610	1,483	2,093	89	2001	2012
Plantation, FL
BB&T - Wilmington	1,024	776	1,177	—	776	1,177	1,953	69	1990	2012
Wilmington, NC
KeyBank - Beachwood	1,145	1,146	601	—	1,146	601	1,747	38	1979	2012
Beachwood, OH
KeyBank - Euclid	612	260	912	—	260	912	1,172	53	1965	2012
Euclid, OH
KeyBank - Mentor	921	680	914	—	680	914	1,594	54	1976	2012
Mentor, OH
KeyBank - Pepper Pike	860	957	689	—	957	689	1,646	40	1974	2012
Pepper Pike, OH

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
KeyBank - Shaker Heights	932	736	1,047	—	736	1,047	1,783	61	1957	2012
Shaker Heights, OH
Regions Bank - Acworth	1,043	570	1,068	—	570	1,068	1,638	64	2004	2012
Acworth, GA
Regions Bank - Alpharetta	1,522	698	1,365	—	698	1,365	2,063	84	2003	2012
Alpharetta, GA
Dollar General Store - Marbury	—	231	685	—	231	685	916	41	2012	2012
Marbury, AL
Dollar General Store - Gilbertown	—	123	1,008	—	123	1,008	1,131	56	2012	2012
Gilbertown, AL
South Elgin Commons	—	3,771	18,684	—	3,771	18,684	22,455	1,098	2011	2012
Elgin, IL
Walgreens - Berlin	4,840	2,000	4,155	—	2,000	4,155	6,155	245	2007	2012
Berlin, CT
Walgreens - Brandford	5,285	2,200	4,500	—	2,200	4,500	6,700	266	2007	2012
Brandford, CT
Walgreens - Brockton	6,421	3,500	4,424	—	3,500	4,424	7,924	263	2007	2012
Brockton, MA
Walgreens - Derry	4,988	1,750	4,363	—	1,750	4,363	6,113	258	2007	2012
Derry, NH
Walgreens - Dover	4,742	1,800	4,043	—	1,800	4,043	5,843	240	2008	2012
Dover, NH
Walgreens - Ledgewood	6,223	2,600	5,352	—	2,600	5,352	7,952	316	2007	2012
Ledgewood, NJ
Walgreens - Melrose	6,026	3,000	4,435	—	3,000	4,435	7,435	249	2007	2012
Melrose, MA
Walgreens - Mount Ephraim	6,223	2,600	5,581	—	2,600	5,581	8,181	311	2007	2012
Mount Ephraim, NJ
Walgreens - Sewell	4,643	2,200	4,918	—	2,200	4,918	7,118	283	2008	2012
Sewell, NJ
Saxon Crossing	11,400	3,455	14,555	—	3,455	14,555	18,010	814	2009	2012
Orange City, FL
Dollar General Store - Enterprise	—	220	768	—	220	768	988	43	2012	2012
Enterprise, AL
Dollar General Store - Odenville	—	197	613	—	197	613	810	33	2012	2012
Odenville, AL
BP - Gordonsville	707	840	322	—	840	322	1,162	17	1997	2012
Gordonsville, VA
BP - Fontaine	1,476	1,043	1,374	—	1,043	1,374	2,417	73	1989	2012
Charlottesville, VA
BP - Monticello	1,030	399	1,285	—	399	1,285	1,684	68	1995	2012
Charlottesville, VA
BP - Seminole	1,695	945	1,833	—	945	1,833	2,778	97	1992	2012
Charlottesville, VA

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Citgo - Gordonsville	3,727	2,250	3,796	—	2,250	3,796	6,046	201	2003	2012
Gordonsville, VA
BJ's at Ritchie Station	17,820	4,486	24,827	—	4,486	24,827	29,313	1,238	2010	2012
Capital Heights, MD
Dollar General Market - Candler	—	398	2,497	—	398	2,497	2,895	132	2012	2012
Candler, NC
Shops at Moore	21,300	6,674	28,206	—	6,674	28,206	34,880	1,482	2010	2012
Moore, OK
Kohl's - Cumming	4,675	2,750	5,478	—	2,750	5,478	8,228	286	2000	2012
Cumming, GA
Dollar General Market - Vienna	1,417	635	1,883	—	635	1,883	2,518	93	2012	2012
Vienna, GA
Centre Point Commons	14,410	2,842	21,938	—	2,842	21,938	24,780	1,026	2007	2012
Bradenton, FL
Dollar General Store - Borger	589	214	680	—	214	680	894	34	2010	2012
Borger, TX
Dollar General Store - Brookshire	863	347	960	—	347	960	1,307	48	2010	2012
Brookshire, TX
Dollar General Store - Bullard	600	159	747	—	159	747	906	37	2009	2012
Bullard, TX
Dollar General Store - Cisco	531	40	757	—	40	757	797	38	2010	2012
Cisco, TX
Dollar General Store - Glen Rose	903	297	1,087	—	297	1,087	1,384	54	2010	2012
Glen Rose, TX
Dollar General Store - Hamilton	626	147	807	—	147	807	954	40	2010	2012
Hamilton, TX
Dollar General Store - Itasca	543	30	784	—	30	784	814	39	2010	2012
Itasca, TX
Dollar General Store - Joaquin	656	50	935	—	50	935	985	47	2010	2012
Joaquin, TX
Dollar General Store - Llano	804	207	1,019	—	207	1,019	1,226	51	2010	2012
Llano, TX
Dollar General Store - Memphis	461	29	654	—	29	654	683	33	2009	2012
Memphis, TX
Dollar General Store - Mt. Vernon	641	60	919	—	60	919	979	46	2010	2012
Mt. Vernon, TX
Dollar General Store - Pineland	703	108	950	—	108	950	1,058	47	2009	2012
Pineland, TX
Dollar General Store - Rockdale	592	117	784	—	117	784	901	39	2010	2012
Rockdale, TX
Dollar General Store - Sealy	723	348	745	—	348	745	1,093	37	2010	2012
Sealy, TX
Dollar General Store - Van Horn	707	48	1,022	—	48	1,022	1,070	51	2010	2012
Van Horn, TX

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Lake City Commons II	—	511	2,130	—	511	2,130	2,641	105	2011	2012
Lake City, FL
Pathmark - Seaford	13,839	2,440	17,000	—	2,440	17,000	19,440	854	1968	2012
Seaford, NY
Pathmark - Upper Darby	8,835	1,750	11,834	—	1,750	11,834	13,584	588	1978	2012
Upper Darby, PA
Pathmark - Wilmington	4,794	1,348	6,622	—	1,348	6,622	7,970	326	1981	2012
Wilmington, DE
Schnucks - Arsenal	—	1,403	4,722	—	1,403	4,722	6,125	234	1984	2012
St. Louis, MO
Schnucks - Festus	—	1,507	5,584	—	1,507	5,584	7,091	276	1984	2012
Festus, MO
Schnucks - Grand	—	1,536	5,632	—	1,536	5,632	7,168	264	1989	2012
St. Louis, MO
Dollar General Store - Anson	608	109	816	—	109	816	925	38	2009	2012
Anson, TX
Dollar General Store - East Bernard	577	76	799	—	76	799	875	37	2009	2012
East Bernard, TX
City Center	93,000	11,617	136,439	—	11,617	136,439	148,056	6,005	2004	2012
White Plains, NY
Miramar Square	31,625	14,940	34,784	—	14,940	34,784	49,724	1,626	2008	2012
Miramar, FL
Crossing at Killingly Commons	33,000	15,281	39,212	—	15,281	39,212	54,493	1,819	2010	2012
Dayville, CT
Wheatland Town Center	15,080	3,684	32,973	—	3,684	32,973	36,657	1,450	2012	2012
Dallas, TX
Dollar General Store - Hertford	—	193	1,077	—	193	1,077	1,270	47	2012	2012
Hertford, NC
Dollar General Market - Resaca	1,635	634	2,203	—	634	2,203	2,837	103	2012	2012
Resaca, GA
Landings at Ocean Isle Beach	—	2,587	5,497	8	2,587	5,505	8,092	244	2009	2012
Ocean Isle Beach, NC
The Corner	14,750	3,521	20,429	—	3,521	20,429	23,950	844	2010	2012
Tucson, AZ
Dollar General Store - Remlap	—	124	682	—	124	682	806	30	2012	2012
Remlap, AZ
Dollar General Market - Canton	—	629	2,329	—	629	2,329	2,958	89	2012	2012
Canton, MS
Cannery Corner	—	3,322	10,557	—	3,322	10,557	13,879	376	2008	2012
North Las Vegas, NV
Centennial Center	70,455	9,824	111,444	10	9,824	111,454	121,278	3,918	2002	2012
Las Vegas, NV
Centennial Gateway	29,978	6,758	39,834	—	6,758	39,834	46,592	1,403	2005	2012
Las Vegas, NV

		Initial Cost (A)		Cost Capitalized Subsequent to Acquisition (C)	Gross amount at which carried at end of period (B)				Date Constructed	Date of Acquisition
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)
Eastern Beltway	34,100	5,467	52,095	—	5,467	52,089	57,562	1,830	1998	2012
Las Vegas, NV
Eastgate	14,407	3,794	19,775	—	3,794	19,775	23,569	697	1998	2012
Henderson, NV
Lowe's Plaza	—	1,805	3,103	—	1,805	3,103	4,908	110	2007	2012
Las Vegas, NV
Dollar General Store - Samson	—	269	1,069	—	269	1,069	1,338	30	2012	2013
Samson, AL
Copps Grocery - Stevens Point	8,375	1,378	11,507	—	1,378	11,507	12,885	107	2012	2013
Stevens Point, WI
Office
Siemens’ Building	10,250	4,426	9,880	405	4,426	10,285	14,711	1,274	2009	2010
Buffalo Grove, IL
Time Warner Cable Division HQ	9,100	682	15,408	—	682	15,408	16,090	1,673	2000	2010
East Syracuse, NY
Elementis Worldwide Global HQ	9,625	1,089	12,327	—	1,089	12,327	13,416	694	2012	2012
East Windsor, NJ
Hasbro Office Building	14,900	3,400	21,635	84	3,400	21,719	25,119	766	2012	2012
Providence, RI
Multi-Family
The Crossings At Hillcroft	11,370	1,240	17,362	—	1,240	17,362	18,602	1,986	2007	2010
Houston, TX
One Webster	12,925	3,462	19,243	—	3,462	19,243	22,705	1,068	2011	2012
Chelsea, MA
Industrial
Siemens Gas Turbine Service Division	9,790	2,786	13,837	—	2,786	13,837	16,623	766	2012	2012
Deer Park, TX
FedEx Distribution Centers	21,615	5,820	30,518	—	5,820	30,518	36,338	1,937	2009	2012
Houston, TX
TOTAL (G):	$1,184,256	$394,336	$1,661,829	$7,341	$394,336	$1,669,165	$2,063,508	$115,099

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)
Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including estimated earnouts and other amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2013 for federal income tax purposes was approximately $1,973,643. (unaudited).

(C)	Does not include construction in progress.

(D)	Reconciliation of real estate owned:

	Year ended December 31,
	2013	2012
Balance at beginning of period	$2,039,182	$802,646
Acquisitions	22,420	1,235,302
Improvements	1,906	1,234
Balance at close of period	$2,063,508	$2,039,182

(E)	Reconciliation of accumulated depreciation:

	Year ended December 31,
	2013	2012
Balance at beginning of period	$54,843	$20,044
Depreciation expense	60,256	34,799
Balance at close of period	$115,099	$54,843

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15 – 30 years
Tenant improvements	Shorter of life of asset or term of the lease

(G)	Amounts in this table may not tie to the total due to rounding.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of December 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2013, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Title
Robert D. Parks	70	Director and Chairman of the Board
Lee A. Daniels	71	Independent Director
Gerald W. Grupe	75	Independent Director
Brenda G. Gujral	71	Director
Heidi N. Lawton	51	Independent Director
Barry L. Lazarus	67	Director and President
Charles H. Wurtzebach	65	Independent Director
Roberta S. Matlin	69	Vice President
Steven T. Hippel	42	Treasurer and Chief Financial Officer
Jeremy Zednick	41	Chief Accounting Officer
Cathleen M. Hrtanek	37	Secretary
Robert D. Parks. Director and chairman of the board since June 2008. Mr. Parks has over forty years of experience in the commercial real estate industry, having been a principal of the Inland organization since May 1968. Mr. Parks is currently chairman of Inland Real Estate Investment Corporation (“IREIC”), a position he has held since November 1984. He has also served as a director of Inland Investment Advisors, Inc. since June 1995, and served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 through June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006, and as chief executive officer until December 2004, and as the chairman of the board and a director of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from its inception in March 2003 to October 2010. Mr. Parks also has served as the chairman of the board and a director of Inland American Real Estate Trust, Inc. since its inception in October 2004. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations. Prior to joining Inland, Mr. Parks taught in Chicago's public schools. He received his bachelor degree from Northeastern Illinois University and his master's degree from the University of Chicago. He is a member of the National Association of Real Estate Investment Trusts, or “NAREIT.”
Lee A. Daniels has been an independent director of Inland Diversified Real Estate Trust, Inc. since September 2008. Mr. Daniels serves as the Chairman of the Nominating and Corporate Governance Committee and as a member of the Audit Committee. Mr. Daniels brings to the board a depth of knowledge and experience regarding the law, government and community relations, based on his more than forty six years of legal practice and experience in government and community relations. Mr. Daniels founded Lee Daniels & Associates, LLC, a consulting firm for government and community relations, in February 2007. From 2007 to 2012 Mr. Daniels was a principal in a commercial real estate firm. From 1992 to 2006, Mr. Daniels was an equity partner at the Chicago law firm of Bell Boyd & Lloyd, and previously had been an equity partner at Katten Muchin & Zavis from 1982 to 1991 and Daniels & Faris from 1967 to 1982. From 1971 to 1974, Mr. Daniels served as Special Assistant Attorney General for the State of Illinois. Mr.

Daniels also served as a member of the Illinois House of Representatives from 1975 to 2007, and was Speaker of the Illinois House of Representatives from 1995 to 1997 and Minority Leader from 1983 to 1995 and 1998 to 2003.
Mr. Daniels has served as an independent director of Inland Real Estate Income Trust, Inc. since February 2012. Mr. Daniels serves as a member of the Audit Committee. Mr. Daniels currently serves as the Chairman of Haymarket Center in Chicago (member since June 2010) and previously on the Board of Governors (1990 - 2013) and Healthcare Board of Trustees (1981 - 2013) for Elmhurst Memorial Hospital. Mr. Daniels also previously served on Boards of Directors of Suburban Bank of Elmhurst and Elmhurst Federal Savings and Loan Association. Mr. Daniels received his bachelor degree from University of Iowa in Iowa City, Iowa, and received his law degree from The John Marshall Law School in Chicago, Illinois. Mr. Daniels received the Distinguished Alumni Award from both the University of Iowa (1997) and the John Marshall Law School (1995). Mr. Daniels serves as a Distinguished Fellow in the Political Science Department and Special Assistant to the President for Government and Community Relations at Elmhurst College, where he received an Honorary Doctor of Laws in 1996.
Gerald W. Grupe. Independent director since October 2009. Mr. Grupe founded Ideal Insurance Agency, Inc., serving as president and chief executive officer from June 1980 to June 2009. Ideal provides insurance program administration, claims administration and related services to public and quasi-public entities in Illinois, including representing the Volunteer Firemen's Insurance Services, for which Mr. Grupe served as regional director from June 1974 to June 2009. Mr. Grupe retired from Ideal in June 2009. In addition, Mr. Grupe served as the chairman of the board of the Illinois Public Risk Fund from 1984 to June 2006 and served as its treasurer from June 2006 to June 2009.
Brenda G. Gujral. Serves as a director of IREIC. Ms. Gujral served as IREIC’s president most recently from January 2013 to December 2013 and also served in that capacity from July 1987 through June 1992 and again from January 1998 through January 2011. Ms. Gujral was appointed chief executive officer of IREIC in January 2008 until February 2012. She served as a director of Inland Securities Corporation from January 1997 to August 2013, and has served as its president from January 2013 to August 2013 (and served as its president and chief operating officer from January 1997 to June 2009). Ms. Gujral was a director of Inland Western Retail Real Estate Trust, Inc. (n/k/a Retail Properties of America, Inc.) from its inception in March 2003 until May 2012 and served as its chief executive officer from June 2005 until November 2007. Ms. Gujral serves as a director of Inland American Real Estate Trust, Inc. and served as its president since its inception in October of 2004 until December of 2011. She also serves as a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, and served as its president from June 2008 to May 2009. She has been a director of the board of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since May 2001 and has served as its President since May 2012. She has been a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.
Ms. Gujral has been with the Inland organization for thirty five years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission, establishing an office in Portland, Oregon, to implement land use legislation for that state. Ms. Gujral graduated from California State University. She holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority (“FINRA”), and is a member of the National Association of Real Estate Investment Trusts (“NAREIT”), the Investment Program Association (“IPA”) and the Real Estate Investment Securities Association (“REISA”).
Heidi N. Lawton. Independent director since July 2010. Since 1994, Ms. Lawton has also served as a member of the board of directors of Inland Real Estate Corporation (NYSE: IRC), the chairperson of IRC's compensation committee and a member of IRC's nominating and corporate governance committee and audit committee. Ms. Lawton is the managing broker and principal of Lawton Realty Group, Inc., a full service commercial real estate brokerage, development and management firm, which she founded in 1989. Ms. Lawton has over twenty years of experience acquiring, developing and managing, as well as arranging financing for large commercial properties. Through her experiences she has developed skills in assessing risk and reading and writing financial reports. She has also successfully turned around failed developments and associations. Her areas of expertise include acquisitions for property development; structuring real estate investments, property conversions, and implementing value add strategies. Ms. Lawton has been licensed as a real estate professional since 1982 and served as president of the Northern Illinois Commercial Association of Realtors in 2009.
Barry L. Lazarus. Director since October 2009, and our president and chief operating officer, as well as a director and the president of our Business Manager, since May 2009. As such Mr. Lazarus implements board policy and coordinates our operations as well as service provider activities on a day to day basis. Mr. Lazarus has been affiliated with the Inland organization for forty years. Mr. Lazarus originally joined the Inland organization in 1973, after three years in public accounting, His first position was controller and he was later promoted to treasurer. In 1979, he relocated to Arizona and formed The Butterfield Company, a development and contracting firm, while also serving as a consultant to investors in several commercial ventures. In October 1990, Mr. Lazarus rejoined Inland and became the president of Intervest Midwest Real Estate Corporation (“Intervest”), then an affiliate of The Inland Group, Inc. and in 1994 Mr. Lazarus's company Wisconsin and Southern Land Company, Inc. acquired Intervest from The Inland Group, Inc. From January 1999 through December 2004, Mr. Lazarus was president and chief financial officer of Inland Retail Real Estate Trust, Inc. (“IRRETI”). In December 2004, he was also promoted to chief executive officer at which time he relinquished his position as chief financial officer. As chief financial officer, Mr. Lazarus structured the company's overall financial plan, including budgeting, arranging corporate lines of credit and development and permanent financing. As president, he coordinated the major operating divisions of IRRETI as well as the various entities providing services to IRRETI. He was part of the team of professionals that negotiated the merger and sale of IRRETI to Developers Diversified Real Estate Corporation (NYSE: DDR), which closed in February 2007. In May 2007, Mr. Lazarus became chief executive officer of Inland Atlantic Development Corporation, a private company providing development services in the Southeastern United States. Mr. Lazarus received his bachelor of business administration degree from the University of Wisconsin and is a certified public accountant.
Charles H. Wurtzebach, Ph.D. Independent director since May 2009. Dr. Wurtzebach is currently the George L. Ruff Professor in Real Estate Studies in the Department of Real Estate at DePaul University in Chicago, Illinois, lecturing at both the undergraduate and graduate levels, participating in joint research projects with other faculty, and providing support to the DePaul Real Estate Center. Dr. Wurtzebach joined the faculty at DePaul University in January 2009. From 1999 to November 2008, Dr. Wurtzebach served as managing director and property chief investment officer of Henderson Global Investors (North America) Inc., where he was responsible for the strategic portfolio planning and the overall management of Henderson's North American business. This included responsibility for Henderson's overall product offerings including institutional equity, property, and retail equity and fixed interest. As property chief investment officer, Dr. Wurtzebach worked directly with Henderson's property portfolio managers developing client investment strategies. He also chaired Henderson's North American Property Investment and Management Committees. He was also a member of Henderson's Global Senior Management Team. Dr. Wurtzebach was president and chief executive officer of Heitman Capital Management from June 1994 to May 1998 and president of JMB Institutional Realty from June 1991 to June 1994. In these positions with Heitman and JMB, Dr. Wurtzebach actively supervised the financial risk exposure, financial reporting and internal control procedures of each company. In addition, Dr. Wurtzebach was the Director of the Real Estate and Urban Land Economics program within the Graduate School of Business at the University of Texas at Austin from 1974 to 1986. Dr. Wurtzebach has co-authored or acted as co-editor of several books including Modern Real Estate, co-authored with Mike Miles, and Managing Real Estate Portfolios, co-edited with Susan Hudson-Wilson. Additional publication experience includes authoring numerous academic and professional articles. A frequent featured speaker at professional and academic gatherings, Dr. Wurtzebach was the 1994 recipient of the prestigious Graaskamp Award for Research Excellence presented by the Pension Real Estate Association and is a member of the American Real Estate Society and a past president and director of the Real Estate Research Institute. Dr. Wurtzebach obtained his bachelor degree from DePaul University, a master's degree in business administration from Northern Illinois University and a Ph.D. in finance from the University of Illinois at Urbana.
Roberta S. Matlin. Our vice president since September 2008, and the vice president of our Business Manager since May 2009. Ms. Matlin also served as the president of our Business Manager from June 2008 to May 2009.
Ms. Matlin joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. Ms. Matlin also has been a director of Inland Private Capital Corporation since May 2001, a vice president of Inland Institutional Capital Partners Corporation since May 2006 and a director since August 2012. She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995, and a director and president of Inland Securities Corporation from July 1995 to March 1997 and director and vice president since April 1997. Ms. Matlin has served as a director of Pan American Bank since December 2007 and since 2008 Ms. Matlin has served as vice president of administration of Inland Diversified Real Estate Trust, Inc. and also has served as the president of Inland Diversified Business Manager & Advisor, Inc. from June 2008 through May 2009 and is currently its vice president. Since April 2009 she has served as president of Inland Opportunity Business Manager & Advisor, Inc. She has served as vice president of administration of Inland American Real Estate Trust, Inc. since its inception in October 2004. She served as president of Inland American Business Manager & Advisor from October 2004 until January 2012. She has served as vice president of administration of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. since August 2011. Ms. Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004.
Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 certifications from FINRA, and is a member of REISA.
Steven T. Hippel. Our chief financial officer as well as the chief financial officer of our Business Manager since July of 2012. In addition, Mr. Hippel was our chief accounting officer as well as the chief accounting officer of our Business Manager from November 2009 until January 2014. From September 2004 to May 2009, Mr. Hippel served as the senior vice president and chief financial officer of ORIX Real Estate Capital, Inc., a wholly owned subsidiary of ORIX USA Corporation. Mr. Hippel directed all corporate and partnership financial reporting, accounting, treasury and tax compliance for ORIX's nationwide portfolio of commercial and residential real estate development and investment assets, mortgage loan receivables and third-party investment management assets. Prior to joining ORIX, Mr. Hippel was employed by Shorenstein Company from January 2002 to September 2004, serving as the vice president of finance and accounting from March 2003 to September 2004. At Shorenstein, Mr. Hippel oversaw the accounting, reporting, and operational requirements for three investment funds. Mr. Hippel also worked with Deloitte & Touche in their Chicago-based real estate practice from June 1995 to December 2001, where he served as an audit and advisory manager from August 2000 to December 2001.

Mr. Hippel received his bachelor degree in economics, with honors, from Williams College in Williamstown, Massachusetts and his Master of Science degree in accountancy from DePaul University in Chicago, Illinois. Mr. Hippel is a certified public accountant and a member of the American Institute of Certified Public Accountants, the Illinois CPA Society, and the International Council of Shopping Centers.
Jeremy Zednick. Our chief accounting officer as well as the chief accounting officer of our Business Manager since January 2014. Mr. Zednick joined Inland Diversified Business Manager & Advisor, Inc., in October 2010 as controller - accounting and financial reporting. Prior to this, he served as vice president - corporate accounting at Prime Group Realty Trust from April 2009 to May 2010 where he oversaw the accounting and financial reporting departments. Prior to joining Prime Group Realty Trust, Mr. Zednick served as corporate controller of ORIX Real Estate Capital, Inc., a wholly owned subsidiary of ORIX USA Corporation, from December 2004 to October 2008. Mr. Zednick led ORIX’s corporate accounting, treasury and reporting efforts. Prior to ORIX, Mr. Zednick also held various positions at Equity Office, Brookdale and Ernst & Young. Mr. Zednick received his bachelor degree in business administration - accounting from University of Miami in Coral Gables, Florida. Mr. Zednick is a certified public accountant and a member of the American Institute of Certified Public Accountants.
Cathleen M. Hrtanek. Our secretary, and the secretary of our Business Manager, since September 2008. Ms. Hrtanek joined Inland in 2005 and is an associate counsel and vice president of The Inland Real Estate Group, Inc. In her capacity as associate counsel, Ms. Hrtanek represents many of the entities that comprise the Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for the two public partnerships sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Monthly Income Trust, Inc. since August 2011, as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009 and as the secretary of Inland Private Capital Corporation (formerly, Inland Real Estate Exchange Corporation) since August 2009. Prior to joining Inland, Ms. Hrtanek had been employed by Edwards Wildman Palmer LLP (formerly, Wildman Harrold Allen & Dixon LLP) in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University Chicago School of Law.
Audit Committee
Our board has formed a separately-designated standing audit committee, comprised of Messrs. Daniels and Wurtzebach and Ms. Lawton. Mr. Wurtzebach serves as the chairman of the audit committee, and our board has determined that Mr. Wurtzebach qualifies as an “audit committee financial expert” as defined by the SEC. All of the members of the audit committee are “independent” as defined by our charter. The audit committee assists the board in fulfilling its oversight responsibility relating to: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of the independent registered public accounting firm; (4) the adequacy of our internal controls; and (5) the performance of our independent registered public accounting firm.
Nominating and Corporate Governance Committee.
Our board has formed a separately-designated standing nominating and corporate governance committee, comprised of Messrs. Daniels, Grupe and Wurtzebach and Ms. Lawton. Mr. Daniels serves as the chairman of this committee. All of the members of the audit committee are “independent” as defined by our charter. The committee is responsible for recommending individuals to the board for nomination as members of the board and its committees as well as developing and recommending corporate governance guidelines. The committee considers all qualified candidates identified by members of the committee, by other members of the board of directors, by the Business Manager and by stockholders. In recommending candidates for director positions, the committee takes into account many factors and evaluates each director candidate in light of, among other things, the candidate's knowledge, experience, judgment and skills such as an understanding of the real estate industry or brokerage industry or accounting or financial management expertise. Other considerations include the candidate's independence from conflict with the Company and the ability of the candidate to devote an appropriate amount of effort to board duties. The committee also focuses on persons actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional or academic community. A majority of our directors must be independent, as defined in our charter. Moreover, as required by our charter, at least one of our independent directors must have at least three years of relevant real estate experience, and each director, other than the independent directors, must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully evaluate the type of assets we acquire. The committee also considers diversity in its broadest sense, including persons diverse in geography, gender and ethnicity as well as representing diverse experiences, skills and backgrounds. The committee evaluates each individual candidate by considering all of these factors as a whole, favoring active deliberation rather than the use of rigid formulas to assign relative weights to these factors.

Special Committee
In April 2013, our board of directors established a special committee to evaluate, review of and negotiate various liquidity and strategic alternatives for our company and to execute any transaction recommended by the special committee and approved by the board. The special committee is comprised of Dr. Wurtzebach, Mr. Daniels and Mr. Grupe, with Dr. Wurtzebach serving as chairman of the special committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2013, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely made by reporting persons during the fiscal year ended December 31, 2013.
Code of Ethics
We have adopted a code of ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our code of ethics is available on our website free of charge at http://www.inlanddiversified.com. We will also provide a copy of the code of ethics free of charge upon request to our customer relations group.
Item 11. Executive Compensation
Compensation of Executive Officers
All of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for services rendered to us. We do not separately compensate our executive officers for their service as officers or, except as set forth below with respect to our corporate secretary, reimburse either our Business Manager or Real Estate Managers or any of their affiliates for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or our Real Estate Managers or their affiliates. Our corporate secretary is employed by The Inland Real Estate Group, Inc., or “TIREG,” an affiliate of the Business Manager. We reimburse TIREG, based on hourly billing rates, for the time that our corporate secretary spends providing legal services related to our company or for our benefit. During the year ended December 31, 2013, we incurred TIREG for approximately $126,500 pursuant to this arrangement.
Due to the fact that we do not employee or directly compensate any of our executive officers, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and we have not included a “Compensation Discussion and Analysis” in this annual report. The fees we pay to the Business Manager and Real Estate Managers under the business management agreement or the real estate management agreements, respectively, are described in more detail under Item 13, “Certain Relationships and Related Transactions.”
Compensation of Directors
We pay our independent directors an annual retainer of $30,000, plus $1,250 for each in-person meeting of the board and $750 for each telephonic meeting of the board attended by an independent director. We also pay the chairperson of our audit committee an annual retainer of $10,000 and the chairpersons of any other committee of our board, including any special committee, an annual retainer of $7,500. We pay our independent directors $750 for each in-person meeting of each committee of the board and $500 for each telephonic meeting of each committee of the board attended by an independent director. We reimburse all of our directors for any out-of-pocket expenses incurred by them in attending meetings. We do not compensate any director that also is an employee of our company, our Business Manager or its affiliates.
The following table further summarizes compensation earned by our independent directors for the year ended December 31, 2013.

	Fees Earned in Cash ($)	All Other Compensation ($)	Total ($)
Lee A. Daniels	$108,750	$—	$108,750
Gerald W. Grupe	$88,750	$—	$88,750
Heidi N. Lawton	$54,250	$—	$54,250
Charles H. Wurtzebach	$112,250	$—	$112,250

Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of directors because we do not pay, or plan to pay, any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table shows, as of March 1, 2014, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Robert D. Parks, Director and Chairman of the Board (3)	81,895	*
Lee A. Daniels, Independent Director (4)	4,298	*
Gerald W. Grupe, Independent Director (5)	10,000	*
Brenda G. Gujral, Director (6)	3,855	*
Heidi N. Lawton, Independent Director	—	—
Barry L. Lazarus, Director and President (7)	24,170	*
Charles H. Wurtzebach, Independent Director (8)	1,224	*
Roberta S. Matlin, Vice President (9)	1,136	*
Steven T. Hippel, Treasurer and Chief Financial Officer	—	—
Jeremy Zednick, Chief Accounting Officer	—	—
Cathleen M. Hrtanek, Secretary (10)	3,633	*
All Directors and Officers as a group (eleven persons)	130,211	*
* Less than 1%

(1)	The business address of each person listed in the table is c/o Inland Diversified Real Estate Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.

(2)	All fractional ownership amounts have been rounded to the nearest whole number.

(3)
Mr. Parks has sole voting power and shares investment power with his wife over all of the shares that he beneficially owns. Mr. Parks shares voting power and investment power over 10,778 of the shares that that they own, and he shares voting power and investment power with his brother over 10,000 shares that they own.

(4)	Mr. Daniels has sole voting and investment power over all of the shares that he beneficially owns.

(5)	Mr. Grupe and his wife share voting and investment power over all of the shares that he beneficially owns.

(6)
Ms. Gujral has sole voting power and shares investment power with her husband over 507 of the shares that she beneficially owns. Ms. Gujral has sole voting and investment power over the remainder of the shares that she beneficially owns.

(7)	Mr. Lazarus has sole voting power and shares investment power with his wife over all of the shares that he beneficially owns.

(8)	Dr. Wurtzebach has sole voting and investment power over all of the shares that he beneficially owns.

(9)	Ms. Matlin has sole voting power and shares investment power with the trustee of her trust over all of the shares that she beneficially owns.
(10) Ms. Hrtanek has sole voting and investment power over all of the shares that she beneficially owns.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Set forth below is a summary of the material transactions between our company and various affiliates of IREIC, including our Business Manager and Real Estate Managers, during the year ended December 31, 2013.
Business Management Agreement
We have entered into a Business Management Agreement with Inland Diversified Business Manager & Advisor, Inc., which serves as our Business Manager with responsibility for overseeing and managing our day-to-day operations. Subject to satisfying the criteria described below, we pay our Business Manager a quarterly business management fee equal to a percentage of our “average invested assets,” calculated as follows: (1) if we have declared distributions during the prior calendar quarter just ended, in an amount equal to, or greater than, an average 7% annualized distribution rate (assuming a share was purchased for $10.00), we pay a fee equal to 0.1875% of our “average invested assets” for that prior calendar quarter; (2) if we have declared distributions during the prior calendar quarter just ended, in an amount equal to, or greater than, an average 6% annualized distribution rate but less than an average 7%

annualized distribution rate (in each case, assuming a share was purchased for $10.00), we pay a fee equal to 0.1625% of our “average invested assets” for that prior calendar quarter; (3) if we have declared distributions during the prior calendar quarter just ended, in an amount equal to, or greater than, an average 5% annualized distribution rate but less than an average 6% annualized distribution rate (in each case, assuming a share was purchased for $10.00), we pay a fee equal to 0.125% of our “average invested assets” for that prior calendar quarter; or (4) if we do not satisfy the criteria in (1), (2) or (3) above in a particular calendar quarter just ended, we do not, except as set forth below, pay a business management fee for that prior calendar quarter. Assuming that (1), (2) or (3) above is satisfied, our Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager's sole discretion, be waived permanently or accrued, without interest, to be paid at a later point in time. For the year ended December 31, 2013, because we declared distributions during each calendar quarter in an amount equal to 6% per annum, the Business Manager was entitled to a business management fee in an amount equal to approximately $14.8 million, of which approximately $0.1 million was permanently waived and $14.7 million was paid or accrued.
As used herein, “average invested assets” means, for any period, the average of the aggregate book value of our assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, real estate assets, as well as amounts invested in consolidated and unconsolidated joint ventures or other partnerships, REITs and other real estate operating companies, before reserves for amortization and depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Notwithstanding the above, “average invested assets” excludes, for these purposes, any investments in securities, including any non-controlling interests in REITs or other real estate operating companies, for which a separate investment advisor fee is paid.
After stockholders have first received, on an aggregate basis, from distributions from all sources, a 10% per annum cumulative, non-compounded return on, plus return of, aggregate “invested capital,” we will pay our Business Manager an incentive fee equal to 15% of the net proceeds from the sale of our real estate assets, including assets owned by a REIT or other real estate operating company that we acquire and operate as a subsidiary. For these purposes, “invested capital” means the aggregate original issue price paid for the shares of our common stock reduced by prior distributions identified as special distributions from the sale or financing of our real estate assets. Net sales proceeds will be calculated after paying any property disposition fee to Inland Real Estate Brokerage, Inc. or Inland Partnership Property Sales Corporation. We did not satisfy the conditions necessary for the payment of an incentive fee, and thus did not incur any incentive fees, during the year ended December 31, 2013.
Upon a “liquidity event,” we will pay our Business Manager a “liquidity event fee” equal to 15% of the amount by which (1) the “market value” of the outstanding shares of our common stock, or the common stock of our subsidiary, plus the total distributions paid to stockholders from inception until the date that market value is determined exceeds (2) the aggregate invested capital, less any distributions of net sales or financing proceeds, plus the total distributions required to be paid to our stockholders in order to pay them the “priority return” from inception through the date that market value is determined. In the event that, at the date of determination, stockholders have not received a return of capital plus the priority return, less any distributions of net sales or financing proceeds, the liquidity event fee will be paid at the time that we have paid the total distributions required to be paid to our stockholders in order to pay them the priority return, calculated as described herein. The obligation to pay the liquidity event fee will terminate if we acquire our Business Manager prior to a liquidity event. The terms “liquidity event,” “market value” and “priority return” are defined in our Business Management Agreement. We did not experience a “liquidity event,” and thus did not incur a liquidity event fee, during the year ended December 31, 2013. As described below, pursuant to the Master Agreement we have agreed, among other things, to pay our Business Manager a liquidity event fee upon the closing of the Merger with Kite.
Real Estate Management Agreements
We have entered into real estate management agreements with each of our Real Estate Managers (“Property Management Agreements”), under which our Real Estate Managers and their affiliates manage or oversee each of our real properties. For each property that is managed directly by any of our Real Estate Managers or their affiliates, we pay the applicable Real Estate Manager a monthly fee of up to 4.5% of the gross income from each property the entity manages. The applicable Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the 4.5% limitation. This fee may be increased, subject to the approval of a majority of our independent directors, for certain properties. For the year ended December 31, 2013, we incurred real estate management fees in an aggregate amount equal to approximately $9.2 million.
If we acquire a property that will be managed directly by entities other than our Real Estate Managers or their affiliates, such as any healthcare-related properties and lodging properties which must be operated by third parties to ensure proper treatment of the income generated by these properties under the applicable REIT rules or that will be owned through a joint venture, or if we acquire a property as a result of acquiring interests in other REITs or real estate operating companies, we will pay the applicable Real Estate Manager a monthly oversight fee of up to 1% of the gross income from the applicable property. The applicable Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the 1% limit. We also will reimburse each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on our behalf, including the salaries, bonuses and benefits of persons employed by the Real Estate Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of our executive officers or as an executive officer of any of our Real Estate Managers. In addition, with respect to any property that is managed directly by entities other than our Real Estate Managers or their affiliates and does not generate income, such as properties that are newly constructed, are under development or construction, or have not yet been developed, we may pay a monthly oversight fee based upon the “hourly billing rate” of the applicable Real Estate Manager, multiplied by the number of hours spent by its employees in providing oversight services for us in respect of that property. In no event will our Real Estate Managers receive both a real estate management fee and an oversight fee with respect to a particular property. In addition, except as otherwise approved by a majority of our independent directors, the total fees paid to our Real Estate Managers for managing a particular property, including oversight fees, may not exceed 4.5% of the gross income generated by the applicable property. During the year ended December 31, 2013, we incurred oversight fees and related expenses in an aggregate amount equal to approximately $2.3 million. As described below, pursuant to the Master Agreement we have agreed, among other things, to terminate the Property Management Agreements upon the closing of the Merger with Kite.
Other Fees and Expense Reimbursements
We reimburse our Business Manager, Real Estate Managers and entities affiliated with each of them, such as Inland Real Estate Acquisitions, Inc. (“IREA”), Inland Institutional Capital Partners Corporation and their respective affiliates for expenses paid on our behalf in connection with acquiring real estate assets, regardless of whether we acquire the assets. We may not, however, reimburse expenses that exceed the greater of 6% of the contract price of any real estate asset or, in the case of a loan, 6% of the funds advanced. For the year ended December 31, 2013, we incurred approximately $0.3 million in acquisition expenses.
We pay Inland Mortgage Servicing Corporation 0.03% per year on the first billion dollars and 0.01% thereafter on all mortgages that are serviced by Inland Mortgage Servicing Corporation. In addition, we pay Inland Mortgage Brokerage Corporation and Inland Commercial Mortgage Corporation 0.2% of the principal amount of each loan placed for us by either entity. During the year ended December 31, 2013, we incurred approximately $0.3 million in loan servicing fees and approximately $0.1 million in loan placement fees.
We pay Inland Investment Advisors, Inc. a monthly fee for providing investment advisory services in connection with our investments in securities. We pay fees at an annual rate equal to 1% of the first $1 to $5 million of securities under management, 0.85% of securities from $5 to $10 million, 0.75% of securities from $10 to $25 million, 0.65% of securities from $25 to $50 million, 0.60% of securities from $50 to $100 million and 0.50% of securities above $100 million. Assets under management are determined based on the aggregate carrying value of the securities as reported on the applicable broker's monthly statement or report. During the year ended December 31, 2013, we incurred approximately $0.3 million in investment advisory fees.
We reimburse IREIC, our Business Manager, our Real Estate Managers and their respective affiliates for any expenses that they pay or incur in providing ancillary services to us. During the year ended December 31, 2013, we reimbursed approximately $1.3 million to IREIC, our Business Manager and their respective affiliates.
We reimburse a related party of the Business Manager for costs incurred for construction oversight provided to us relating to our joint venture redevelopment project. During the year ended December 31, 2013, we incurred approximately $0.1 million in construction oversite fees.
We may pay a property disposition fee to Inland Real Estate Brokerage, Inc. or Inland Partnership Property Sales Corporation in an amount equal to the lesser of: (1) 3% of the contract sales price of the property; or (2) 50% of the customary commission which would be paid to a third party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6% of the contract sales price. We did not incur any property disposition fees during the year ended December 31, 2013.
Other Related Party Transactions
As of December 31, 2013, we owed approximately $2.1 million to IREIC and its affiliates related to advances used to pay administrative and certain accrued expenses which are included in due to related parties. These amounts were subsequently repay.
We are a member of a limited liability company formed as an insurance association captive, which is owned in equal proportions by us and four other REITs sponsored by IREIC and serviced by an affiliate of our Business Manager. We entered into this insurance captive in 2009, to stabilize insurance costs, manage our exposures and recoup expenses through the functions of the captive program.
At December 31, 2013, we owned 75,000 shares of common stock of Inland Real Estate Corporation, valued at approximately $0.8 million as of December 31, 2013, and 1,000 shares of common stock in the Inland Real Estate Group of Companies, with a recorded value of $1,000 at December 31, 2013.
Master Liquidity Event Agreement
In connection with the execution of the Merger Agreement, on February 9, 2014, we entered into the Master Agreement with the Business Manager, each of the Property Managers, Inland Investment Advisors, Inc. and Inland Computer Services, Inc.

The Master Agreement provides that the liquidity event fee payable to the Business Manager pursuant to the terms of Business Management Agreement upon the consummation of the Merger will be $10,235,000; provided, however, that the total amount of the liquidity event fee will be increased to not more than $12,000,000 in the event that the Business Manager achieves certain cost savings for us prior to the closing of the Merger. If the savings achieved prior to the closing of the Merger are at least $3.0 million, the amount of the liquidity event fee will be increased to $12.0 million. If the savings achieved prior to the closing of the merger are less than $3.0 million, the Business Manager will be entitled to a pro-rata portion of the increase in the liquidity event fee. Under the terms of the Business Management Agreement, absent agreement between the parties, the precise amount of the liquidity event fee could not be finally determined until consummation of the Merger. The parties agreed to a specific liquidity event fee payable to the Business Manager in order to provide certainty to the parties, including Kite, as to those costs.
The Master Agreement provides that the management fees payable to the Business Manager and the Real Estate Managers pursuant to the terms of the Business Management Agreement and the Property Management Agreements will be paid by us in accordance with past practice up to the closing of the merger, with such final payments subject to adjustment as necessary by Kite and the Business Manager and Real Estate Managers following the Merger.
Except as provided for in the Master Agreement, none of the Business Manager, the Real Estate Managers or any of their respective affiliates will receive, in connection with the consummation of the Merger or the Net Lease Sale Transactions, or any transactions contemplated thereby, any additional incentive fee or other liquidity, disposition, brokerage, or other fees of any kind from us or any of our affiliates.
Pursuant to the Master Agreement, upon the closing of the Merger, we will reimburse the Business Managers and the Real Estate Managers for all of the severance payments and retention bonuses paid by the Business Manager and the Real Estate Managers to certain employees (excluding any of our executive officers and executive officers of the Business Manager or the Real Estate Managers). Kite will reimburse the Business Managers and Real Estate Managers for any such payments which become due and payable subsequent to the closing of the Merger.
Pursuant to the Master Agreement, the Business Manager and the Property Managers agreed to waive the non-solicitation provisions and, effective as of the closing of the Merger, the non-hire provisions, of the Business Management Agreement and the Property Management Agreements with respect to certain individuals employed by the Business Manager and the Property Managers in order to permit (1) us and Kite to engage in discussions with such individuals regarding the employment of such individuals with Kite, and (2) Kite or its affiliates to hire such individuals following the closing of the Merger.
The Master Agreement provides that each of the Business Management Agreement, the Property Management Agreements and certain other agreements by and between the Company and the Business Manager and the Business Manager’s affiliates will automatically terminate, or that we will withdraw from such agreements, effective as of the closing of the Merger.
The Master Agreement also provides for certain other agreements in order to facilitate the Merger. In the event that the Merger Agreement is terminated prior to the consummation of the Merger, the Master Agreement will automatically terminate and be of no further effect.
Policies and Procedures with Respect to Related Party Transactions
We may not engage in transactions with entities sponsored by, or affiliated with, IREIC unless a majority of our board of directors, including a majority of our independent directors, finds the transaction to be fair and reasonable and on terms no less favorable to us than those from an unaffiliated party under the same circumstances. Our board also has adopted a policy prohibiting us from engaging in the following types of transactions with these entities:

•
purchasing real estate assets from, or selling real estate assets to, any IREIC-affiliated entities (this excludes circumstances where an entity affiliated with IREIC, such as IREA, enters into a purchase agreement to acquire a property and then assigns the purchase agreement to us);

•
making loans to, or borrowing money from, any IREIC-affiliated entities (this excludes expense advancements under existing agreements and the deposit of monies in any banking institution affiliated with IREIC); and

•	investing in joint ventures with any IREIC-affiliated entities.
This policy does not impact agreements or relationships between us and IREIC and its affiliates that relate to the day-to-day management of our business or our offering of securities.
Director Independence
As required by our charter, a majority of our directors must be “independent.” As defined by our charter, an “independent director” is a person who: (1) is not directly or indirectly associated, and has not been directly or indirectly associated within the two years prior to becoming an independent director, with our sponsor, IREIC, our Business Manager or any of their affiliates, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with or as an officer or director of IREIC, our

Business Manager or any of their affiliates; (2) has not served, or is not serving, as directors for more than three REITs originated by IREIC or advised by the Business Manager or any of its affiliates; and (3) performs no other services for us, except as a director.
Although our shares are not listed for trading on any national securities exchange and therefore our board of directors is not subject to the independence requirements of the New York Stock Exchange (“NYSE”) or any other national securities exchange, our board has evaluated whether our directors are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, among other things, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).
After reviewing all relevant transactions or relationships between each director, or any of his or her family members, and our company, our management and our independent registered public accounting firm, and considering each director's direct and indirect association with IREIC, our Business Manager or any of their affiliates, the board has determined that Ms. Lawton along with Mr. Daniels, Mr. Grupe and Dr. Wurtzebach qualify as independent directors.
Item 14. Principal Accounting Fees and Services
During the years ended December 31, 2013 and 2012, KPMG LLP, or KPMG, served as our independent registered public accounting firm and provided us certain tax and other services.
Principal Independent Registered Public Accounting Firm Fees
The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2013 and 2013, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2013 and 2012, respectively.

	Year Ended December 31,
Description	2013	2012
Audit fees (1)	$740,000	$913,969
Audit-related fees	—	—
Tax fees (2)	191,477	140,000
All other fees	—	—
TOTAL	$931,477	$1,053,969

(1)
Audit fees consist of fees paid for the audit of our annual financial statements included in our quarterly reports on Form 10-Q, as well as fees relating to registration statements and the audits of Historical Summary of Gross Income and Direct Operating Expenses of properties acquired.

(2)	Tax fees are comprised of tax compliance fees.
Pre-Approval Policies
Our audit committee has reviewed and approved all of the fees charged by KPMG, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2013 and 2012, respectively, were consistent with maintaining KPMG's independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, we will not engage our primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC's auditor independence rules are satisfied.
Under the policy, the audit committee must pre-approve any engagements to render services provided by our independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit-related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the audit committee will periodically monitor the levels of fees charged by KPMG and compare these fees to the amounts previously approved. The audit committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:

(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:
Financial statement schedule for the year ended December 31, 2013 is submitted herewith.
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
INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus
BY:	Barry L. Lazarus
President and principal executive officer
Date:	March 13, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Robert D. Parks	Director and chairman of the board	March 13, 2014
Name:	Robert D. Parks

By:	/s/ Barry L. Lazarus	Director and president (principal executive officer)	March 13, 2014
Name:	Barry L. Lazarus

By:	/s/ Steven T. Hippel	Treasurer and chief financial officer (principal financial officer)	March 13, 2014
Name:	Steven T. Hippel

By:	/s/ Brenda G. Gujral	Director	March 13, 2014
Name:	Brenda G. Gujral

By:	/s/ Lee A. Daniels	Director	March 13, 2014
Name:	Lee A. Daniels

By:	/s/ Heidi N. Lawton	Director	March 13, 2014
Name:	Heidi N. Lawton

By:	/s/ Gerald W. Grupe	Director	March 13, 2014
Name:	Gerald W. Grupe

By:	/s/ Charles H. Wurtzebach	Director	March 13, 2014
Name:	Charles H. Wurtzebach

Exhibit Index

Exhibit No.	Description

3.1
First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2
Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1
Distribution Reinvestment Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Form S-3D Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 3, 2012 (file number 333-182748))

4.2
Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2010 (file number 333-153356)), as amended by First Amendment to the Amended and Restated Share Repurchase Program of Inland Diversified Real Estate Trust, Inc., effective November 1, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

4.3
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1
Second Amended and Restated Business Management Agreement, effective as of May 9, 2013, by and among, Inland Diversified Real Estate Trust, Inc., Inland Diversified Business Manager & Advisor, Inc. and Inland Real Estate Investment Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 10, 2013)

10.2
Third Amended and Restated Business Management Agreement, effective as of July 10, 2013, by and among, Inland Diversified Real Estate Trust, Inc., Inland Diversified Business Manager & Advisor, Inc. and Inland Real Estate Investment Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 16, 2013)

10.3
Amended and Restated Master Real Estate Management Agreement, effective as of September 8, 2011, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Real Estate Services LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

10.4
Amended and Restated Master Real Estate Management Agreement, effective as of September 8, 2011, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Asset Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

10.5
Amended and Restated Master Real Estate Management Agreement, effective as of September 8, 2011, by and between Inland Diversified Real Estate Trust, Inc. and Inland Diversified Leasing Services LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

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

10.7
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

10.8
Form of Note, dated November 1, 2012, by Inland Diversified Real Estate Trust, Inc. for the benefit lenders under the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2012)

10.9
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

10.10
Term Loan Agreement, dated as of March 25, 2011, by and between Inland Diversified Virginia Beach Landstown, L.L.C., as borrower, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.11
Promissory Note, dated as of March 25, 2011, by Inland Diversified Virginia Beach Landstown, L.L.C. for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2011)

10.12
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

10.16
Promissory Note, dated as of April 29, 2011, by Inland Diversified Prattville Legends, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

Exhibit No.	Description
10.17
Guaranty Agreement, dated as of April 29, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.18
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

10.19
Loan Agreement, dated as of April 29, 2011, by and between Inland Diversified Charlotte Northcrest, L.L.C., as borrower, and JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011)

10.20
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

10.24
Promissory Note, dated as of May 19, 2011, by Inland Diversified Norman University, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 25, 2011)

10.25
Guaranty Agreement, dated as of May 19, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 25, 2011)

10.26
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

10.27
Loan Assumption Agreement, dated as of June 1, 2011, by and between Inland Diversified Charlotte Perimeter Woods, L.L.C., as borrower, and Jackson National Life Insurance Company, as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

Exhibit No.	Description
10.28
Assumption and Modification Agreement, dated as of June 1, 2011, by Inland Diversified Charlotte Perimeter Woods, L.L.C. for the benefit of Jackson National Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.29
Indemnification Agreement, dated as of June 1, 2011, by Inland Diversified Real Estate Trust, Inc. for the benefit of Jackson National Life Insurance Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 7, 2011)

10.30
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

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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

10.36
Agreement of Contribution, dated as of September 28, 2012, by and between LC White Plains Retail, LLC, LC White Plains Recreation, LLC and Inland Diversified White Plains City Center Member II, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2012)

10.37
Mortgage, dated as of September 28, 2012, by Inland Diversified White Plains City Center, L.L.C. to and in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2012)

Exhibit No.	Description
10.38
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

10.39
Limited Guaranty Agreement, dated as of September 28, 2012, by Inland Diversified Real Estate Trust, Inc. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2012)

10.40
Term Loan Agreement, dated as of September 28, 2012, by and between Inland Diversified White Plains City Center, L.L.C., as borrower and Bank of America, N.A. as lender (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2012)

10.41
Promissory Note, dated as of September 28, 2012, by Inland Diversified White Plains City Center, L.L.C. for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 4, 2012)

10.42
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

10.43
Agreement of Contribution, dated as of October 3, 2012, by and between Dayville Unit Investors, LLC and Inland Diversified Dayville Killingly Member II, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 10, 2012)

10.44
Third Amended and Restated Mortgage Note, dated as of October 3, 2012, by Dayville Property Development LLC to and in favor of The Huntington National Bank (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 10, 2012)

10.45
Environmental Indemnity Agreement, dated as of October 3, 2012, by Dayville Property Development LLC and Inland Diversified Real Estate Trust, Inc. to The Huntington National Bank (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 10, 2012)

10.46
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

10.47
Guaranty and Suretyship Agreement, made as of October 3, 2012, by and between Inland Diversified Real Estate Trust, Inc. and The Huntington National Bank (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 10, 2012)

10.48
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
10.49
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

10.50
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

10.51
Assignment and Assumption of Agreement for Purchase and Sale, dated as of December 27, 2012, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Las Vegas Centennial Centre, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.52
Assignment and Assumption of Agreement for Purchase and Sale, dated as of December 27, 2012, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Las Vegas Centennial Gateway, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.53
Assignment and Assumption of Agreement for Purchase and Sale, dated as of December 27, 2012, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Henderson Eastgate, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.54
Assignment and Assumption of Agreement for Purchase and Sale, dated as of December 27, 2012, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Las Vegas Eastern Beltway, L.L.C. (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.55
Assignment and Assumption of Agreement for Purchase and Sale, dated as of December 27, 2012, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified Las Vegas Craig, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.56
Assignment and Assumption of Agreement for Purchase and Sale, dated as of December 27, 2012, by and between Inland Real Estate Acquisitions, Inc. and Inland Diversified North Las Vegas Losee, L.L.C. (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.57
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

10.58
Loan Agreement, dated as of December 27, 2012, between Inland Diversified Las Vegas Centennial Centre, L.L.C. and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.59
Promissory Note, dated as of December 27, 2012, by Inland Diversified Las Vegas Centennial Centre, L.L.C. for the benefit of Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

Exhibit No.	Description
10.60
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

10.61
Guaranty of Recourse Obligations (Unsecured), made as of December 27, 2012, by Inland Diversified Real Estate Trust, Inc. for the benefit of Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.62
Post-Closing Agreement, dated as of December 27, 2012, by Inland Diversified Las Vegas Centennial Centre, L.L.C. to Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.63
Loan Agreement, dated as of December 27, 2012, between Inland Diversified Las Vegas Eastern Beltway, L.L.C. and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.64
Promissory Note, dated as of December 27, 2012, by Inland Diversified Las Vegas Eastern Beltway, L.L.C. for the benefit of Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.16 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.65
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

10.66
Guaranty of Recourse Obligations (Unsecured), made as of December 27, 2012, by Inland Diversified Real Estate Trust, Inc. for the benefit of Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.18 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.67
Loan Agreement, dated as of December 27, 2012, by and among Inland Diversified Las Vegas Centennial Gateway, L.L.C., Inland Diversified Henderson Eastgate, L.L.C. and The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.19 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.68
Promissory Note, dated as of December 27, 2012, by Inland Diversified Las Vegas Centennial Gateway, L.L.C., Inland Diversified Henderson Eastgate, L.L.C. for the benefit of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.20 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.69
Contribution Agreement, entered into as of December 27, 2012, by and among Inland Diversified Las Vegas Centennial Gateway, L.L.C., Inland Diversified Henderson Eastgate, L.L.C. and The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.21 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.70
Guaranty of Recourse Obligations, dated as of December 27, 2012, by Inland Diversified Real Estate Trust, Inc. as guarantor, in favor of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.22 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

Exhibit No.	Description
10.71
Post Closing Obligations Letter, dated as of December 27, 2012, from Inland Diversified Las Vegas Centennial Gateway, L.L.C. and Inland Diversified Henderson Eastgate, L.L.C. to The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.23 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013)

10.72
Agreement, dated as of January 4, 2013, between Inland Diversified Las Vegas Centennial Centre, L.L.C. and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on January 9, 2013)

10.73
Agreement, dated as of January 4, 2013, between Inland Diversified Las Vegas Eastern Beltway, L.L.C. and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on January 9, 2013)

10.74
Purchase Agreement, dated as of December 16, 2013, by and among Inland Diversified Real Estate Trust, Inc., Inland Diversified Cumming Market Place, L.L.C., and Realty Income Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 17, 2013)

10.75
Purchase Agreement, dated as of December 16, 2013, by and among Bulwark Corporation, Inland Diversified Real Estate Trust, Inc. (solely as guarantor), and Realty Income Corporation (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 17, 2013)

14.1
Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2013)

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

99.1
First Amendment to the Amended and Restated Share Repurchase Program of Inland Diversified Real Estate Trust, Inc., effective November 1, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 13, 2014, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements.

*	Filed as part of this Annual Report on Form 10-K.