Form 10-Q
period 2014-03-31
Inland Diversified Real Estate Trust, Inc.
filed 2014-05-15
CIK 1438897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-53945

Inland Diversified Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-2875286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of May 2, 2014, there were 117,809,586 shares of the registrant’s common stock outstanding.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

Item 1. Financial Statements
INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Assets	(unaudited)
Investment properties:
Land	$306,539	$304,971
Building and improvements	1,367,490	1,353,212
Construction in progress	10,877	9,322
Total	1,684,906	1,667,505
Less accumulated depreciation	(106,812)	(94,544)
Net investment properties	1,578,094	1,572,961
Cash and cash equivalents	63,120	32,233
Restricted cash and escrows	32,199	5,616
Investment in marketable securities	35,604	34,070
Investment in unconsolidated entities	554	485
Accounts and rents receivable (net of allowance of $2,782 and $2,285, respectively)	17,741	17,023
Acquired lease intangibles, net	190,590	194,759
Deferred costs, net	6,419	6,677
Other assets	6,880	9,476
Assets held for sale, net	209,328	454,298
Total assets	$2,140,529	$2,327,598
Liabilities and Equity
Mortgages, credit facility and securities margin payable	$942,133	$1,005,593
Accounts payable and accrued expenses	12,772	7,873
Distributions payable	6,003	6,009
Accrued real estate taxes payable	4,742	4,699
Deferred investment property acquisition obligations	20,483	29,203
Other liabilities	8,344	9,930
Acquired below market lease intangibles, net	45,371	45,732
Due to related parties	1,759	2,074
Liabilities held for sale, net	125,545	252,665
Total liabilities	1,167,152	1,363,778

Commitments and contingencies

Redeemable noncontrolling interests	67,983	67,950

Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 2,460,000,000 shares authorized, 117,809,586 shares issued and outstanding as of March 31, 2014 and December 31, 2013	118	118
Additional paid in capital, net of offering costs of $118,182 as of March 31, 2014 and December 31, 2013	1,053,472	1,053,472
Accumulated distributions and net income	(151,704)	(160,423)
Accumulated other comprehensive income	3,508	2,703
Total equity	905,394	895,870
Total liabilities and equity	$2,140,529	$2,327,598

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Other Comprehensive Income
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Income:
Rental income	$36,196	$34,597
Tenant recovery income	9,134	8,791
Other property income	1,261	3,499
Total income	46,591	46,887
Expenses:
General and administrative expenses	1,950	1,804
Acquisition related costs	91	218
Liquidity event costs	2,841	—
Property operating expenses	9,069	8,733
Real estate taxes	5,533	5,102
Depreciation and amortization	17,851	19,451
Business management fee-related party	3,446	3,500
Total expenses	40,781	38,808
Operating income	5,810	8,079
Interest, dividend and other income	711	819
Realized gain on sale of marketable securities	24	26
Interest expense	(10,578)	(10,240)
Equity in income of unconsolidated entities	70	155
Loss from continuing operations	(3,963)	(1,161)
Income from discontinued operations	30,808	1,867
Net income	26,845	706
Net income attributable to redeemable noncontrolling interests	(697)	(501)
Net income attributable to common stockholders	$26,148	$205

Basic and diluted earnings per common share:
Continuing operations attributable to common stockholders	$(0.04)	$(0.02)
Discontinued operations attributable to common stockholders	0.26	0.02
Net income attributable to common stockholders	$0.22	$0.00
Weighted average number of common shares outstanding, basic and diluted	117,809,586	115,380,042

Comprehensive income:
Net income	$26,845	$706
Other comprehensive income:
Unrealized gain on marketable securities	1,821	2,705
Unrealized (loss) gain on derivatives	(1,016)	165
Comprehensive income	27,650	3,576
Redeemable noncontrolling interests	(697)	(501)
Comprehensive income attributable to common stockholders	$26,953	$3,075

See accompanying notes to consolidated financial statements.

Inland Diversified Real Estate Trust, Inc.
Consolidated Statements of Equity
For the three months ended March 31, 2014
(Dollars in thousands)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital, Net of Offering Costs	Accumulated Distributions and Net Income	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2014	117,809,586	$118	$1,053,472	$(160,423)	$2,703	$895,870
Distributions declared	—	—	—	(17,429)	—	(17,429)
Unrealized gain on marketable securities	—	—	—	—	1,821	1,821
Unrealized loss on derivatives	—	—	—	—	(1,016)	(1,016)
Net income (excluding income attributable to redeemable noncontrolling interests of $697)	—	—	—	26,148	—	26,148
Balance at March 31, 2014	117,809,586	$118	$1,053,472	$(151,704)	$3,508	$905,394

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operations:
Net income	$26,845	$706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,851	23,353
Amortization of debt premium and financing costs	307	333
Amortization of acquired above market leases	1,266	2,097
Amortization of acquired below market leases	(706)	(1,177)
Gain on sales of investment properties, net	(26,916)	—
Fair value adjustment of deferred investment property acquisition obligations	(298)	(188)
Straight-line rental income	(1,130)	(1,728)
Equity in income of unconsolidated entities	(70)	(155)
Payment of leasing fees	(103)	(98)
Realized gain on sale of marketable securities	(24)	(26)
Changes in assets and liabilities:
Restricted escrows	9	(65)
Accounts and rents receivable, net	1,590	(3,259)
Other assets	(1,036)	42
Accounts payable and accrued expenses	2,730	1,525
Accrued real estate taxes payable	(638)	1,233
Other liabilities	(397)	(2,553)
Due to related parties	(311)	224
Net cash flows provided by operating activities	18,969	20,264

Cash flows from investing activities:
Purchase of investment properties	(23,371)	(5,378)
Construction in progress, capital expenditures and tenant improvements	(2,520)	(725)
Purchase of marketable securities	(36)	(125)
Sale of marketable securities	347	725
Proceeds from sales of investment properties	202,161	—
Restricted escrows	(2,480)	(1,477)
Repayment of notes receivable	5	—
Investment in notes receivable	(1,517)	—
Net cash flows provided by (used in) investing activities	172,589	(6,980)

Cash flows from financing activities:
Proceeds from the distribution reinvestment plan	—	10,294
Shares repurchased	—	(1,841)
Proceeds from mortgages payable	—	14,750
Principal payments on mortgages payable	(88,436)	(3,173)
Principal payments on credit facility	(52,500)	—
Proceeds from securities margin debt	49	149
Principal payments on securities margin debt	(987)	(1,342)
Payment of loan fees and deposits	(698)	(109)
Distributions paid	(17,435)	(17,008)
Payment of preferred return to redeemable noncontrolling interests	(664)	(417)
Net cash flows (used in) provided by financing activities	(160,671)	1,303

Net increase in cash and cash equivalents	30,887	14,587
Cash and cash equivalents, at beginning of period	32,233	36,299
Cash and cash equivalents, at end of period	$63,120	$50,886

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(continued)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$1,568	$269
Building and improvements	14,069	1,069
Acquired in-place lease intangibles	2,324	178
Acquired above market lease intangibles	70	—
Acquired below market lease intangibles	(327)	—
Settlement of deferred investment property acquisition obligations	8,497	3,865
Other liabilities	(95)	(3)
Other assets	22	—
Accrued real estate taxes payable	(34)	—
Repayment of note payable	1,333	—
Partial settlement of note receivable	(4,056)	—
Purchase of investment properties	$23,371	$5,378
Cash paid for interest	$12,820	$12,366
Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$6,003	$5,894
Assumption of mortgages payable related to sales of investment properties	$45,869	$—

See accompanying notes to consolidated financial statements.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Inland Diversified Real Estate Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2013, which are included in the Company’s 2013 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report on
Form 10-Q.
(1) Organization
Inland Diversified Real Estate Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) was formed on June 30, 2008 (inception) to acquire and develop a diversified portfolio of commercial real estate investments located in the United States and Canada. The Company has entered into a Business Management Agreement (the “Agreement”) with Inland Diversified Business Manager & Advisor, Inc. (the “Business Manager”), to be the Business Manager to the Company. The Business Manager is a related party to our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”). In addition, Inland Diversified Real Estate Services LLC, Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC and Inland Diversified Development Services LLC, which are indirectly controlled by the four principals of The Inland Group, Inc. (collectively, the “Real Estate Managers”), serve as the Company’s real estate managers. The Company was authorized to sell up to 500,000,000 shares of common stock (“Shares”) at $10.00 each in its “best efforts” offering which commenced on August 24, 2009 and up to 50,000,000 shares at $9.50 each pursuant to the Company’s distribution reinvestment plan (“DRP”). The “best efforts” portion of the offering was completed on August 23, 2012. On November 13, 2013, the Company's board of directors voted to suspend the DRP until further notice, effective immediately. On November 13, 2013, the Company’s board of directors also voted to suspend the share repurchase program, as amended (“SRP”), until further notice, effective December 13, 2013.
At March 31, 2014, the Company owned 83 retail properties, three office properties and one industrial property collectively totaling 11.5 million square feet, including 24 multi-family units, and two multi-family properties totaling 420 units. As of March 31, 2014, the portfolio had a weighted average physical occupancy and economic occupancy of 95.6% and 96.7%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time that we acquired certain properties, the purchase agreement contained an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it owns the entire property. The Company is not obligated to settle this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement (see note 16).
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
The completion of the Merger is subject to a number of closing conditions, including, among others: (i) approval by Kite’s stockholders and the Company’s stockholders, including the approval of Kite’s stockholders of an amendment to Kite’s declaration of trust to increase the number of Kite Common Shares that Kite is authorized to issue; (ii) the absence of a material adverse effect on

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

either the Company or Kite; (iii) the receipt of tax opinions relating to the REIT status of Kite and the Company and the tax-free nature of the transaction; (iv) the completion of the Net Lease Sale Transactions (as defined below); and (v) the completion of the redeployment of certain proceeds from the Net Lease Sale Transactions to acquire replacement properties for purposes of Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a result of the closing conditions to which the Merger is subject, there are no assurances that the proposed Merger will be consummated on the expected timetable, or at all. If the closing conditions are satisfied, it is anticipated that the Merger will close during the second or third quarter of 2014.
The Merger Agreement may be terminated under certain circumstances, including by either the Company or Kite if the Merger has not been consummated on or before the outside date of August 31, 2014, subject to extension under certain circumstances. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Kite a termination fee of $43,000 and/or reimburse Kite’s transaction expenses up to an amount equal to $8,000. Where termination is in connection with a failure to close the Net Lease Sale Transactions, the Company may be required to (i) reimburse Kite for its transaction expenses up to an amount equal to $8,000 and (ii) pay Kite a termination fee of $3,000. The Merger Agreement also provides that, under specified circumstances, Kite may be required to pay the Company a termination fee of $30,000 and/or reimburse the Company’s transaction expenses up to an amount equal to $8,000. Under certain circumstances, including upon payment of the applicable termination fee, either party is permitted to terminate the Merger Agreement to enter into a definitive agreement with a third party with respect to a superior acquisition proposal.
If the Merger is consummated, it is expected to significantly change the scope of the Company’s business and as a result the Company’s 2013 results of operations may not necessarily be representative of the Company’s future results of operations. Unless otherwise stated, all disclosures and discussion in this Quarterly Report on Form 10-Q do not include the expected effects of the Merger.
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
Net Lease Sale Transactions
On December 16, 2013, the Company, Inland Diversified Cumming Market Place, L.L.C., a Delaware limited liability company and the Company’s subsidiary (“Market Place”), and Bulwark Corporation, a Delaware corporation and the Company’s subsidiary(“Bulwark”), entered into two Purchase and Sale Agreements with Realty Income Corporation, a Maryland corporation and unaffiliated third party purchaser (“Realty Income”), which collectively provide for the sale of a total of 84 of the Company’s single tenant, net leased properties (the “Net Lease Properties”) to Realty Income in a series of transactions which the Company refers to collectively as the “Net Lease Sale Transactions.” (see note 4)
The Purchase and Sale Agreement by and among Bulwark, the Company and Realty Income provides for the sale by Bulwark to Realty Income of 100% of the limited liability company membership interests in certain Delaware limited liability companies owned by Bulwark which own, directly or indirectly, a portfolio of nine net-leased commercial real estate properties (collectively, the “Bulwark Properties”). On March 31, 2014, the Company closed the sale of the Bulwark Properties to Realty Income (“Bulwark Closing”) for an aggregate cash purchase price of approximately $72,304, resulting in net proceeds to the Company from the sale of $22,172 after repayment of mortgages payable.
The Purchase and Sale Agreement by and among the Company, Market Place, and Realty Income (as amended, the “Net-Lease Purchase Agreement”) provides for (1) the sale by the Company to Realty Income of 100% of the limited liability company membership interests in certain Delaware limited liability companies which own, directly or indirectly, a portfolio of 74 net-leased commercial real estate properties (collectively, the “Net-Lease Properties”), and (2) the sale by Market Place to Realty Income of fee

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

simple title to a single net-leased commercial real estate property (the “Market Place Property”). The Net-Lease Purchase Agreement provides that the Net Lease Properties and the Market Place Property will be sold to Realty Income in two separate tranches. The closing of the sale of first tranche (“Tranche I”) of Net-Lease Properties pursuant to the Net-Lease Purchase Agreement occurred on January 31, 2014, resulting in the sale by the Company to Realty Income of 46 of the Net Lease Properties for an aggregate cash purchase price of approximately $201,955 and net proceeds to the Company from the sale of $126,312 after repayment or assumptions of mortgages payable. The sale of the second tranche (“Tranche II”) of Net-Lease Properties pursuant to the Net-Lease Purchase Agreement will be completed at four separate closings. The first closing of the sale of the Tranche II properties (“Tranche II(a)”) occurred on April 1, 2014, resulting in the sale by the Company to Realty Income of 13 of the Net-Lease Properties and the Market Place Property for an aggregate cash purchase price of approximately $93,605 and net proceeds to the Company from the sale of $41,773 after repayment or assumption of mortgages payable. The second closing of the sale of the Tranche II properties (“Tranche II(b)”) occurred on April 30, 2014, resulting in the sale by the Company to Realty Income of 12 of the Net-Lease Properties for an aggregate cash purchase price of approximately $63,434 and net proceeds to the Company from the sale of $30,534 after repayment or assumption of mortgages payable. The third closing of the sale of the Tranche II properties (“Tranche II(c)”) occurred on May 9, 2014, resulting in the sale by the Company to Realty Income of three of the Net-Lease Properties for an aggregate cash purchase price of approximately $44,422 and net proceeds to the Company from the sale of $14,140 after repayment or assumption of mortgages payable. The fourth closing of the sale of the Tranche II properties (“Tranche II(d)”), at which the final Net-Lease Property will be sold to Realty Income, will occur by June 15, 2014, subject to the satisfaction of all closing conditions.
The sale of the Net Lease Properties during the three months ended March 31, 2014 is summarized in the following table.

Transaction	Sale Date	Number of Properties Sold	Aggregate Purchase Price	Net Proceeds (1)
Tranche I	January 31, 2014	46	$201,955	$126,312
Bulwark	March 31, 2014	9	72,304	22,172
	Total	55	$274,259	$148,484

(1)	After repayment or assumption of mortgages payable.
The sale of the Net Lease Properties subsequent to March 31, 2014 is summarized in the following table.

Transaction	Sale Date	Number of Properties Sold	Aggregate Purchase Price	Net Proceeds (1)
Tranche II (a)	April 1, 2014	13	$93,605	$41,773
Tranche II (b)	April 30, 2014	12	63,434	30,534
Tranche II (c)	May 9, 2014	3	44,422	14,140
	Total	28	$201,461	$86,447
(1)    After repayment or assumption of mortgages payable.
As of May 14, 2014, the Company's portfolio consisted of 59 retail properties collectively totaling 10.6 million square feet, including 24 multi-family units, and two multi-family properties totaling 420 units, which does not include one property, which is under contract to sell under the Net Lease Sale Transactions.
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
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

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
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends GAAP to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This pronouncement will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. The Company adopted this accounting pronouncement effective January 1, 2014. This pronouncement does not have any effect on investment properties held for sale as of December 31, 2013.
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
Restricted Cash and Escrows
The Company had restricted escrows of $27,699 and $5,616, excluding amounts related to investment properties held for sale, as of March 31, 2014 and December 31, 2013, respectively, which consist of cash held in escrow relating to the sale of the Bulwark Properties and based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements and leasing commissions. Additionally, the Company had restricted cash of $4,500 and $0 as of March 31, 2014 and December 31, 2013, respectively, which consist of cash held as collateral on an interest rate swap.
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
March 31, 2014 (unaudited)
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
Depreciation expense was $12,268 and $12,069, excluding amounts related to discontinued operations, for the three months ended March 31, 2014 and 2013, respectively.
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
Acquisition of Investment Properties
Upon acquisition, the Company determines the total purchase price of each property (see note 3), which includes the estimated contingent consideration to be paid or received in future periods (see note 16). The Company allocates the total purchase price of properties and businesses based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources.
Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
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
The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes bargain renewal option periods at a fixed rate. Amortization pertaining to the above market lease value of $1,086 and $1,891, excluding amounts related to discontinued operations, was recorded as a reduction to rental income for the three months ended March 31, 2014 and 2013, respectively. Amortization pertaining to the below market lease value of $688 and $1,158, excluding amounts related to discontinued operations, was recorded as an increase to rental income for the three months ended March 31, 2014 and 2013, respectively.
The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted-average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $5,477 and $6,164, excluding amounts related to discontinued operations, for the three months ended March 31, 2014 and 2013, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of March 31, 2014, no amount has been allocated to customer relationship value.
The following table summarizes the Company’s identified intangible assets and liabilities, excluding amounts related to investment properties held for sale, as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
Intangible assets:
Acquired in-place lease value	$218,165	$215,913
Acquired above market lease value	35,149	35,079
Accumulated amortization	(62,724)	(56,234)
Acquired lease intangibles, net	$190,590	$194,758
Intangible liabilities:
Acquired below market lease value	$51,495	$51,168
Accumulated amortization	(6,124)	(5,436)
Acquired below market lease intangibles, net	$45,371	$45,732
As of March 31, 2014, the weighted average amortization periods for acquired in-place lease, above market lease and below market lease intangibles, excluding amounts related to investment properties held for sale, are 12, 9 and 23 years, respectively.
Estimated amortization of the respective intangible lease assets and liabilities, excluding amounts related to investment properties held for sale, as of March 31, 2014 for each of the five succeeding years and thereafter is as follows:

	In-place Leases	Above Market Leases	Below Market Leases
2014 (remainder of year)	$16,362	$3,079	$2,073
2015	21,542	3,862	2,667
2016	21,020	3,532	2,549
2017	20,073	3,245	2,514
2018	17,321	2,365	2,428
Thereafter	71,210	6,979	33,140
Total	$167,528	$23,062	$45,371

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

Investment Properties Held For Sale
The Company will classify an investment property as held for sale in the period in which it has committed to a plan to dispose of the property, the Company’s Board of Directors has approved the sale of the property, are in the process of finding or have found a buyer, the property is available for immediate sale and subject only to sales terms that are usual and customary, and the sale of the property is probable and is expected to be completed within one year without significant changes. The Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The Company will classify the assets and related liabilities as held for sale in its consolidated balance sheets in the period the held for sale criteria is met and reclassify for presentation purposes the related results of operations for all prior periods presented. The Company does not allocate any general and administrative expenses to discontinued operations and only interest expense to the extent the held for sale property is secured by specific mortgage debt and the mortgage debt will not be assigned to another property owned by the Company after the disposition. During December 2013, the Net Lease Properties met the criteria to be held for sale and were classified as held for sale. Assets and liabilities related to the Merger Agreement were not classified as held for sale.
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
The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and estimates about future cash flows, including comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions which impact the discounted cash flow approach to determining value are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analysis could impact these assumptions and result in future impairment charges of the real estate properties.
The Company assesses the carrying value for all properties classified as held for sale for possible impairment. If the fair value less selling costs is less than the current carrying value, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the fair value less selling costs.
During the three months ended March 31, 2014 and 2013, the Company incurred no impairment charges for any investment property classified as held and used or held for sale.
Impairment of Marketable Securities
The Company assesses its investments in marketable securities for impairment. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary will result in an impairment to reduce the carrying amount to fair value using Level 1 and 2 inputs (see note 7). The impairment will be charged to earnings and a new cost basis for the security will be established. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The Company considers the

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

following factors in evaluating our securities for impairments that are other than temporary:

•	declines in the REIT and overall stock market relative to our security positions;

•	the estimated net asset value (“NAV”) of the companies it invests in relative to their current market prices; and

•
future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and growth in “funds from operations,” or “FFO,” and duration of the decline in the value of the securities.

During the three months ended March 31, 2014 and 2013, the Company incurred no other-than-temporary impairment charges.
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
(3) Acquisition
On March 21, 2014, the Company acquired a fee simple interest in a 111,271 square foot retail property known as Memorial Commons located in Goldsboro, North Carolina. The Company purchased this property from an unaffiliated third party for $17,810.
Memorial Commons is the first replacement property to be acquired to satisfy the Company's Merger closing conditions related to the completion of certain Net Lease Sale Transactions for the purpose of Section 1031 of the Internal Revenue Code.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

The following table presents certain additional information regarding the Company’s acquisition during the three months ended March 31, 2014. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles
Memorial Commons	$1,568	$14,069	$2,067
For the property acquired during the three months ended March 31, 2014, the Company recorded revenue of $33 and property net income of $29 not including expensed acquisition related costs.
(4) Discontinued Operations and Investment Properties Held for Sale
On December 16, 2013, the Company entered into the Purchase and Sale Agreement, providing for the sale of the Net Lease Properties in an all-cash transaction with a gross sales price of approximately $503,013. The transaction is expected to close in three tranches during the first and second quarters of 2014. The Tranche I closing and Bulwark Closing were competed on January 31, 2014 and March 31, 2104, respectively. The Tranche II closings were competed in April and May 2014 in multiple closings. The Net Lease Properties qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on December 16, 2013, at which time depreciation and amortization was suspended. The assets and liabilities associated with these properties are separately classified as held for sale in the consolidated balance sheets as of March 31, 2014 and December 31, 2013. All periods presented on the consolidated balance sheets and consolidated statements of operations and other comprehensive income have been adjusted to conform to the current period presentation. Properties relating to the Merger Agreement were classified as held and used as of March 31, 2014 and as of December 31, 2013.
The following table presents the assets and liabilities associated with the held for sale properties:

	March 31,	December 31,
Assets	2014	2013
Investment properties:
Land	$29,395	$89,365
Building and improvements	153,198	315,958
Total	182,593	405,323
Less accumulated depreciation	(10,766)	(20,555)
Net investment properties	171,827	384,768
Restricted cash and escrows	—	1,939
Accounts and rents receivable, net	3,020	4,199
Acquired lease intangibles, net	32,296	60,504
Deferred costs, net	1,621	2,570
Other assets	564	318
Total assets held for sale	$209,328	$454,298
Liabilities
Mortgages payable	$118,325	$242,680
Accounts payable and accrued expenses	473	1,012
Accrued real estate taxes payable	166	813
Other liabilities	6,209	6,802
Acquired below market lease intangibles, net	372	1,358
Total liabilities held for sale	$125,545	$252,665
The Company will have no continuing involvement with any of its disposed properties subsequent to their disposal. The Company recorded a gain on sale of $26,916 relating to the Tranche I closing and Bulwark Closing that were completed during the three months ended March 31, 2014. Any additional gain will be recorded once each additional tranche is closed.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

The results of operations for the investment properties that are accounted for as discontinued operations are presented for each of the three months ended March 31, 2014 and 2013 in the table below:

	Three Months Ended March 31,
	2014	2013
Income:
Rental income	$6,448	$9,062
Tenant recovery income	250	694
Other property income	22	32
Total income	6,720	9,788
Expenses:
General and administrative expenses	—	153
Property operating expenses	340	479
Real estate taxes	281	554
Depreciation and amortization	—	3,902
Total expenses	621	5,088
Operating income	6,099	4,700
Gain on sale of investment properties, net	26,916	—
Interest expense	(2,207)	(2,833)
Income from discontinued operations	30,808	1,867
Redeemable noncontrolling interests associated with discontinued operations	(18)	(18)
Net income from discontinued operations attributable to common stockholders	$30,790	$1,849
(5) Operating Leases
Minimum lease payments to be received under operating leases, including ground leases and excluding leases relating to discontinued operations and multi-family units (lease terms of twelve-months or less), as of March 31, 2014 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2014 (remainder of year)	$101,821
2015	131,762
2016	125,195
2017	113,979
2018	92,415
Thereafter	593,965
Total	$1,159,137
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
(6) Unconsolidated Entities
The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is owned in equal proportions by the Company and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc. and Inland Real Estate Income Trust, Inc., and a third party, Retail Properties of America, Inc., and is serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services Inc. The Insurance Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $100 of property insurance and $100 of general liability insurance. The Company entered into the Insurance Captive to stabilize its insurance costs, manage its exposures and recoup expenses through

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

the functions of the captive program. This entity is considered to be a variable interest entity (VIE) as defined in U.S. GAAP and the Company is not considered to be the primary beneficiary. Therefore, this investment is accounted for utilizing the equity method of accounting. The Company's risk of loss is limited to its investment in the Insurance Captive and it is not required to fund additional capital to the entity.

		Ownership % at		Investment at
Joint Venture	Description	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Oak Property & Casualty LLC	Insurance Captive	20%	20%	$553	$484
The Company’s share of net income from its investment in the unconsolidated entity is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $70 and $155 for the three months ended March 31, 2014 and 2013, respectively.
On May 28, 2009, the Company purchased 1,000 shares of common stock in the Inland Real Estate Group of Companies for $1, which are accounted for under the cost method and included in investment in unconsolidated entities on the consolidated balance sheets.
(7) Investment in Marketable Securities
Investment in marketable securities of $35,604 and $34,070 at March 31, 2014 and December 31, 2013, respectively, consists of primarily preferred and common stock and corporate bond investments in other publicly traded REITs which are classified as available-for-sale securities and recorded at fair value. The cost basis of the Company's investment in marketable securities was $33,205 and $33,492 at March 31, 2014 and December 31, 2013, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has recorded an accumulated net unrealized gain of $2,399 and $578 on the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. The Company had net unrealized gains of $1,821 and $2,705 for the three months ended March 31, 2014 and 2013, respectively. These unrealized and gains have been recorded as other comprehensive income in the consolidated statements of operations and other comprehensive income.
Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis or first-in, first-out basis. The Company had realized gains of $24 and $26 for the three months ended March 31, 2014 and 2013, respectively. These gains have been recorded as realized gain on sale of marketable securities in the consolidated statements of operations and other comprehensive income.
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
(8) Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash and escrows, accounts and rents receivable, accounts payable and accrued expenses, accrued real estate taxes payable and due to related parties approximates their fair values at March 31, 2014 and December 31, 2013 due to the short maturity of these instruments.
All financial assets and liabilities are recognized or disclosed at fair value using a fair value hierarchy as described in note 2 – “Fair Value Measurements.”

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

The following table presents the Company’s assets and liabilities, measured at fair value on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
March 31, 2014
Asset - investment in marketable securities	$26,576	$9,028	$—	$35,604
Asset - interest rate swap	$—	$819	$—	$819
Liability - interest rate swap	$—	$3,708	$—	$3,708
December 31, 2013
Asset - investment in marketable securities	$24,871	$9,199	$—	$34,070
Asset - interest rate swap	$—	$2,379	$—	$2,379
Liability - interest rate swap	$—	$4,127	$—	$4,127
The valuation techniques used to measure fair value of the investment in marketable securities above was quoted prices from national stock exchanges and quoted prices from third party brokers for similar assets (see note 7). The Company performs certain validation procedures such as verifying changes in security prices from one period to the next and verifying ending security prices on a test basis.
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
The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt (including mortgage debt classified as held for sale) was $1,051,055 and $1,185,433 at March 31, 2014 and December 31, 2013, respectively, and its estimated fair value was $1,062,781 and $1,211,250 as of March 31, 2014 and December 31, 2013, respectively. The Company’s carrying amount of variable rate borrowings on the credit facility and securities margin payable approximates their fair values at March 31, 2014 and December 31, 2013.
(9) Transactions with Related Parties
The Company has an investment in Insurance Captive, an insurance captive entity with other REITs sponsored by our Sponsor and a third party. The Insurance Captive is included in the Company’s disclosure of Unconsolidated Entities (see note 6) and is included in investment in unconsolidated entities on the consolidated balance sheets.
As of March 31, 2014 and December 31, 2013, the Company owed a total of $1,759 and $2,074, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates and accrued business management fees, which the Company intends to repay.
At March 31, 2014 and December 31, 2013, the Company held $791 and $789, respectively, in shares of common stock in Inland Real Estate Corporation, which are classified as available-for-sale securities and recorded at fair value.
The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1 at March 31, 2014 and December 31, 2013, which are accounted for under the cost method and included in investment in unconsolidated entities on the consolidated balance sheets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2014 and 2013.

		For the Three Months Ended March 31,		Unpaid Amounts as of
		2014	2013	March 31, 2014	December 31, 2013
General and administrative:
General and administrative reimbursement	(a)	$450	$409	$291	$292
Loan servicing	(b)	76	74	—	—
Investment advisor fee	(c)	68	80	23	25
Total general and administrative to related parties		$594	$563	$314	$317
Acquisition related costs	(d)	$46	$54	—	—
Real estate management fees	(e)	2,109	2,205	—	—
Business management fee	(f)	3,446	3,500	1,445	1,757
Loan placement fees	(g)	—	67	—	—
Cost reimbursement	(h)	5	—	—	—

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

(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(d)
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

(e)
The real estate managers, entities owned principally by individuals who are related parties of the Business Manager, receive monthly real estate management fees up to 4.5% of gross operating income (as defined), for management and leasing services. Such costs are included in property operating expenses in the consolidated statements of operations and other comprehensive income. In addition to these fees, the real estate managers receive reimbursements of payroll costs for property level employees. The Company reimbursed or will reimburse the real estate managers and other affiliates $547 and $569 for the three months ended March 31, 2014 and 2013, respectively.

(f)
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

(5)
Assuming that (1), (2) or (3) above is satisfied, the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount that may be paid. If the Business Manager decides to accept less in any particular quarter, the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred, without interest, to be paid at a later point in time. This obligation to pay the deferred fee terminates if the Company acquires the Business Manager. For the three months ended March 31, 2014 and 2013, the Business Manager was entitled to a business management fee in the amount equal to $3,446 and $3,664, respectively of which $0 and $164, respectively was permanently waived.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

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

(h)
The Company reimburses a related party of the Business Manager for costs incurred for construction oversight provided to the Company relating to its development project. These reimbursements are paid monthly during the development period. These costs are capitalized and are included in construction in progress on the consolidated balance sheet.

The Company may pay additional types of compensation to affiliates of the Sponsor in the future, including the Business Manager and the Real Estate Managers and their respective affiliates; however, we did not pay any other types of compensation for the three months ended March 31, 2014 and 2013.
(10) Mortgages, Credit Facility, and Securities Margins Payable
The following table shows the scheduled maturities and required principal payments of the Company’s mortgages payable and Credit Facility including liabilities related to investment properties held for sale as of March 31, 2014, for each of the next five years and thereafter, including the effects of interest rate swaps:

	2014 (remainder of year)	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt:
Mortgages payable (a)	$408	$85,950	$48,058	$81,076	$78,222	$635,345	$929,059
Total fixed rate debt	408	85,950	48,058	81,076	78,222	635,345	929,059

Variable rate debt:
Mortgages payable (a)	—	50,140	2,232	18,340	5,180	45,000	120,892
Total variable debt	—	50,140	2,232	18,340	5,180	45,000	120,892

Total debt (b)	$408	$136,090	$50,290	$99,416	$83,402	$680,345	$1,049,951

Mortgages payable related to investment properties held for sale (c)	$—	$23	$254	$281	$295	$117,472	$118,325

Weighted average interest rate on debt:
Fixed rate debt	5.59%	5.29%	4.84%	4.44%	5.27%	4.49%	4.64%
Variable rate debt	—	1.90%	2.65%	2.63%	2.51%	1.55%	1.92%
Total	5.59%	4.04%	4.74%	4.11%	5.10%	4.30%	4.33%

Weighted average interest rate on mortgages payable related to investment properties held for sale (c)	—	5.06%	5.11%	5.11%	5.11%	4.76%	4.76%

(a)	Excludes net mortgage premiums of $1,104, associated with debt assumed at acquisition, net of accumulated amortization as of March 31, 2014.

(b)	Excludes securities margin payable of $9,403 which is due upon the sale of marketable securities, and currently has an interest rate of 0.50% per annum, as of March 31, 2014.

(c)
As part of the Tranche II closings of the Net Lease Properties which closed in April and May 2014, the Company assumptions of mortgage debt with a principal balance of $107,825 and a weighted average interest rate of 4.67% as of March 31, 2014.

The principal amount of our mortgage loans outstanding as of March 31, 2014 and December 31, 2013 (including mortgage debt classified as held for sale) was $1,049,951 and $1,184,256, respectively, and had a weighted average stated interest rate of 4.33% and 4.30% per annum, respectively, which includes effects of interest rate swaps. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

The mortgage loans may require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2014, all of the mortgages were current in payments and the Company was in compliance with such covenants.
On November 1, 2012, the Company entered into an amended and restated credit agreement (as amended the “Credit Facility”), under which the Company may borrow, on an unsecured basis, up to $105,000. The Company has the right, provided that no default has occurred and is continuing, to increase the facility amount up to $200,000 with approval from the lending group. The obligations under the Credit Facility will mature on October 31, 2015, which may be extended to October 31, 2016 subject to satisfaction of certain conditions. The Company has the right to terminate the facility at any time, upon one business day notice and the repayment of all of its obligations thereunder. Borrowings under the Credit Facility bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company's leverage ratio. The Company generally will be required to make monthly interest-only payments, except that we may be required to make partial principal payments in order to comply with certain debt covenants set forth in the Credit Facility. The Company is also required to pay, on a quarterly basis, an amount up to 0.35% per annum on the average daily unused funds remaining under the Credit Facility. The Credit Facility requires compliance with certain covenants which may restrict the availability of funds under the Credit Facility. Our performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness thereunder, is secured by a guaranty by certain of our subsidiaries owning unencumbered properties. The amount outstanding on the Credit Facility was $0 and $52,500 as of March 31, 2014 and December 31, 2013, respectively.
The Company has purchased a portion of its marketable securities through margin accounts. As of March 31, 2014 and December 31, 2013, the Company had a payable of $9,403 and $10,341, respectively, for securities purchased on margin. The debt bears a variable interest rate. As of March 31, 2014 and December 31, 2013, the interest rate was 0.50% and 0.51% per annum, respectively. The securities margin payable is due upon the sale of any marketable securities.
Interest Rate Swap Agreements
The Company entered into interest rate swaps to fix the floating LIBOR based debt under certain variable rate loans to a fixed rate to manage the risk exposed to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap.
The following table summarizes the Company's interest rate swap contracts outstanding as of March 31, 2014:

Date Entered		Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of March 31, 2014	Fair Value as of December 31, 2013
March 11, 2011	(1)	April 5, 2011	November 5, 2015	5.01%	1 month LIBOR	$9,350	$—	$(322)
June 22, 2011		June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	13,359	(413)	(457)
October 28, 2011		November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	10,837	(216)	(240)
May 9, 2012		May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	10,150	(52)	(66)
June 13, 2012	(2)	June 10, 2011	December 10, 2018	5.17%	1 month LIBOR	49,391	(3,027)	(3,041)
July 24, 2012	(1)	July 26, 2012	July 20, 2017	3.09%	1 month LIBOR	4,677	—	23
October 1, 2012		April 1, 2014	March 29, 2019	3.85%	1 month LIBOR	45,000	622	977
October 2, 2012		October 4, 2012	October 1, 2017	3.73%	1 month LIBOR	24,750	121	132
October 4, 2012	(1)	October 4, 2012	October 3, 2019	3.15%	1 month LIBOR	10,808	—	402
December 20, 2012		December 20, 2012	December 20, 2017	3.36%	1 month LIBOR	9,900	76	87
February 14, 2013	(1)	February 14, 2013	December 31, 2022	4.25%	1 month LIBOR	14,900	—	757
					Total	$203,122	$(2,889)	$(1,748)

(1)	Interest rate swaps were settled as part of Tranche I Closing of the Net Lease Properties on January 31, 2014.

(2)
Assumed at the time of acquisition of Walgreens NE Portfolio with a then fair value of ($5,219). The Company retained this interest rate swap subsequent to the sale of the Walgreens NE Portfolio in the Bulwark Closing of the Net Lease Sale Transaction.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationship and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As these interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with corresponding offsets to accumulated other comprehensive income. The Company does not offset derivative liabilities with derivative assets relating to its cash flow hedges. The Company has recorded an accumulated net unrealized gain of $1,109 and

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

$2,125 on the consolidated balance sheet as of March 31, 2014 and December 31, 2013, respectively. The interest rate swaps have been and are expected to remain highly effective for the term of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness on the hedges is reported in other income/expense. For the three months ended March 31, 2014 and 2013, the Company had $2 and $4, respectively of ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from accumulated other comprehensive income to interest expense in the next twelve months total $1,832.
The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$(3,708)	Other liabilities	$(4,127)
Interest rate swaps	Other assets	819	Other assets	2,379
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$1,325	$160	Interest Expense	$309	$325	Other Expense	$2	$4
(11) Redeemable Noncontrolling Interests
Certain of the Company's consolidated joint ventures have issued units to noncontrolling interest holders that are redeemable at the noncontrolling interest holder's option for cash, or for shares of the Company's common stock at the Company's option. If the noncontrolling interest holder seeks redemption of its units for the Company's shares, the joint ventures may redeem the units through issuance of common stock by the Company on a one-for-one basis or through cash settlement at the redemption price. These redeemable noncontrolling interests will become redeemable at future dates generally no earlier than in 2015 and no later than 2022 based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable.
The following table summarizes the redeemable noncontrolling interests as of March 31, 2014.

Joint Venture	Number of Redeemable Noncontrolling Interests Units Outstanding (1)	Redeemable Noncontrolling Interests at Issuance	Carrying Value of Redeemable Noncontrolling Interests	Preferred Return per Annum	Notes
Kohl's Cumming	141,602	$1,416	$1,416	5.00%	(2), (3)
City Center	2,656,450	26,565	26,758	4.00%	(3), (4)
Crossing at Killingly	960,802	9,608	9,809	3.50%	(3), (5)
Territory Portfolio	3,000,000	30,000	30,000	4.00%	(6)
Total	6,758,854	$67,589	$67,983

(1)	Redeemable noncontrolling interest units had a fair value of $10.00 each at the time of issuance.

(2)
As part of the Tranche II(a) closing of the Net Lease Properties on April 1, 2014, the Company's ownership interest in the Kohl's Cumming joint venture, a consolidated subsidiary, was sold and the redeemable noncontrolling interests were derecognized.

(3)
If the unit holder elects shares and the joint venture pays the redemption price in cash, the redemption value will be greater of (i) $10.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption or (ii) the Company's share price per share.

(4)	Preferred return started on June 7, 2013, upon fulfillment of the deferred investment property acquisition obligations.

(5)
Preferred return will increase to 5.50% per annum on October 3, 2015. The joint venture may issue up to an additional 298,121 redeemable noncontrolling interest units to settle its earnout liability included in the Company's investment property acquisition obligation on the consolidated balance sheet (see note 16).

(6)
If the unit holder elects shares and the joint venture pays the redemption price in cash, the redemption value will be $10.00 per unit plus 50% of the excess of the Company's share price per share over $10.00 per unit.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

Below is a table reflecting the activity of the consolidated redeemable noncontrolling interests as of and for the three months ended March 31, 2014 and 2013.

	Redeemable Noncontrolling Interests
	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$67,950	$47,215
Net income attributable to redeemable noncontrolling interests	697	501
Payment of preferred return	(664)	(417)
Balance at close of period	$67,983	$47,299
(12) Accumulated Other Comprehensive Income (Loss)
The following table indicates the changes and reclassifications affecting accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 and 2013.

	Gain (Loss) on Cash Flow Hedges			Unrealized Gains and (Losses) on Available-for-sale Securities			Total
	2014	2013		2014	2013		2014	2013
Accumulated other comprehensive income (loss) - January 1	$2,125	$(3,282)		$578	$2,999		$2,703	$(283)
Activity for current-period:
Other comprehensive (loss) income before reclassifications	(1,325)	(160)		1,845	2,731		520	2,571
Amounts reclassified from other comprehensive income (loss) into income	309	325	(1)	(24)	(26)	(2)	285	299
Net current-period other comprehensive (loss) income	(1,016)	165		1,821	2,705		805	2,870
Accumulated other comprehensive income (loss) - March 31	$1,109	$(3,117)		$2,399	$5,704		$3,508	$2,587

(1)	Included in interest expense on the consolidated statements of operations and other comprehensive income.

(2)	Included in realized gain on sale of marketable securities on the consolidated statements of operations and other comprehensive income.
(13) Income Taxes
The Company had no uncertain tax positions as of March 31, 2014 and December 31, 2013. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2014. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2014 and 2013. As of March 31, 2014, returns for the calendar years 2010, 2011, 2012 and 2013 remain subject to examination by the U.S. tax jurisdiction and various state and local tax returns remain subject to examination for the years 2009, 2010, 2011, 2012 and 2013 by the state and local tax jurisdictions.
(14) Distributions
The Company has paid distributions based on daily record dates, payable monthly in arrears. The distributions that the Company has paid are equal to a daily amount equal to $0.00164384, which if paid each day for a 365-day period, would equal $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. During for the three months ended March 31, 2014 and 2013, the Company declared cash distributions, totaling $17,429 and $17,071, respectively.
(15) Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) are computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding plus potential common shares issuable upon exercising options or other contracts. As of March 31, 2014 and 2013, the Company's only potentially dilutive common share equivalents outstanding were the redeemable noncontrolling interests that could be converted to 6,758,854 and 4,711,553 common shares, respectively, at future dates. As of March 31, 2014, our consolidated joint venture may issue up to an additional 298,121 redeemable noncontrolling interest units to settle its earnout liability included in the Company's investment property acquisition obligation on the consolidated balance sheet (see note 16). For the three months ended March 31, 2014, the common share equivalents were excluded as they were antidilutive.

INLAND DIVERSIFIED REAL ESTATE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)
(Dollar amounts in thousands, except per share data)

(16) Commitments and Contingencies
Twelve of the Company’s properties have earnout components related to property acquisitions. The maximum potential earnout payment was $24,018 at March 31, 2014. The table below presents the change in the Company’s earnout liability for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
Earnout liability – beginning of period, fair value	$29,203	$70,580
Increases:
Amortization expense	75	1,203
Decreases:
Payments to settle earnouts	(4,441)	(3,865)
Partial repayment of note receivable in settlement of earnout	(4,056)	—
Other:
Fair value adjustment of earnout liability	(298)	(188)
Earnout liability – end of period, fair value	$20,483	$67,730
The Company has provided a partial guarantee on certain financial obligations of our subsidiaries with an outstanding principal balance of $263,386. As of March 31, 2014, these guarantees totaled to an aggregate recourse amount of $91,002.
As of March 31, 2014, our consolidated joint ventures had $67,983 in redeemable noncontrolling interests that will become redeemable at future dates generally no earlier than in 2015 and no later than 2022 based on certain redemption criteria. The Kohl's Cumming redeemable noncontrolling interest units were settled as part of Tranche II(a) closing of the Net Lease Properties on April 1, 2014. The redeemable noncontrolling interests are not mandatorily redeemable. At the noncontrolling interest holders’ option, the Company may be required to pay cash, but if the noncontrolling interest holder elects to redeem its interest for the Company’s stock, the Company at its option, may pay cash, issue common stock, or a mixture of both. See additional information relating to these redeemable noncontrolling interests in note 11.
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
(17) Segment Reporting
The Company has one reportable segment as defined by U.S. GAAP for the three months ended March 31, 2014 and 2013.
(18) Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to March 31, 2014 for potential recognition and disclosure in these consolidated financial statements.
The Company's board of directors declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2014 through the close of business on May 31, 2014. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to $0.60 or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In April 2014, total distributions declared for the month of March 2014 were paid cash in the amount equal to $6,003.

•	In May 2014, total distributions declared for the month of April 2014 were paid cash in the amount equal to $5,810.
On April 1, 2014, the Company completed the Tranche II(a) closing, resulting in the sale to Realty Income of a total of 13 of the Net Lease Properties for an aggregate cash purchase price of approximately $93,605. See note 1 to these consolidated financial statements.
On April 25, 2014, the Company acquired a fee simple interest in a 252,370 square foot retail property known as Hitchcock Plaza located in Aiken, South Carolina. The Company purchased this property from an unaffiliated third party for $28,919. Hitchcock Plaza is the second property to be acquired to satisfy the Company's Merger closing conditions related to the completion of certain Net Lease Sale Transactions for the purpose of Section 1031 of the Internal Revenue Code.
On April 30, 2014, the Company completed the Tranche II(b) closing, resulting in the sale to Realty Income of a total of 12 of the Net Lease Properties for an aggregate cash purchase price of approximately $63,434. See note 1 to these consolidated financial statements.
On May 9, 2014, the Company completed the Tranche II(c) closing, resulting in the sale to Realty Income of a total of three of the Net Lease Properties for an aggregate cash purchase price of approximately $44,422. See note 1 to these consolidated financial statements.

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
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Diversified Real Estate Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 13, 2014, and the factors described below:

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
Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report, and may ultimately prove to be incorrect or false. Except as may be required by applicable law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.
The following discussion and analysis relates to the three months ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013. You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included in this Quarterly Report. Unless otherwise noted, all dollar amounts are stated in thousands, except share data, per share amounts, rent per square foot, and rent per unit.
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
At March 31, 2014, we owned 83 retail properties, three office properties, and one industrial property collectively totaling 11.5 million square feet, including 24 multi-family units, and two multi-family properties totaling 420 units. As of March 31, 2014, our combined portfolio had weighted average physical and economic occupancy of 95.6% and 96.7%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.
As of March 31, 2014 and 2013, annualized base rent per square foot averaged $13.54 and $13.55, respectively, for all properties other than the multi-family properties and $12,525 and $12,495 per unit, respectively, for the multi-family properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.
Net Lease Sale Transactions
On December 16, 2013, we, Inland Diversified Cumming Market Place, L.L.C., a Delaware limited liability company and our subsidiary, and Bulwark, entered into the Purchase and Sale Agreements with Realty Income. The Purchase and Sale Agreements collectively provide for the sale of the Net Lease Properties to Realty Income in a series of transactions which we refer to collectively as the “Net Lease Sale Transactions.”
The Purchase and Sale Agreement by and among us, Bulwark and Realty Income provides for the sale by Bulwark to Realty Income of 100% of the limited liability company membership interests in certain Delaware limited liability companies owned by Bulwark which own the Bulwark Properties. On March 31, 2014, we closed the sale of the Bulwark Properties to Realty Income for an aggregate cash purchase price of approximately $72,304, resulting in net proceeds to us from the sale of $22,172.
The Net-Lease Purchase Agreement provides for (1) the sale by us to Realty Income of 100% of the limited liability company membership interests in certain Delaware limited liability companies which own, directly or indirectly, the Net-Lease Properties, and (2) the sale by Market Place to Realty Income of fee simple title to the Market Place Property. The Net-Lease Purchase Agreement provides that the Net Lease Properties and the Market Place Property will be sold to Realty Income in two separate tranches. The closing of Tranche I of Net-Lease Properties pursuant to the Net-Lease Purchase Agreement occurred on January 31, 2014, resulting in the sale by us to Realty Income of 46 of the Net-Lease Properties for an aggregate cash purchase price of approximately $201,995 and net proceeds to us from the sale of $126,312. The sale of Tranche II of Net-Lease Properties pursuant to the Net-Lease Purchase Agreement will be completed at four separate closings. The first closing of the sale of the Tranche II properties occurred on April 1, 2014, resulting in the sale by us to Realty Income of 12 of the Net-Lease Properties and the Market Place Property for an aggregate cash purchase price of approximately $93,605 million and net proceeds to us from the sale of $41,773. The second closing of the sale of the Tranche II properties occurred on April 30, 2014, resulting in the sale by us to Realty Income of 12 of the Net-Lease Properties for an aggregate cash purchase price of approximately $63,434 and net proceeds to us from the sale of $30,534 after repayment or assumptions of mortgages payable. The third closing of the sale of the Tranche II properties occurred on May 9, 2014, resulting in the sale by us to Realty Income of three of the Net-Lease Properties for an aggregate cash purchase price of approximately $44,422 and net proceeds to us from the sale of $14,140 after repayment or assumptions of mortgages payable. The fourth closing of the sale of the Tranche II properties, at which the final Net-Lease Property will be sold to Realty Income, will occur by June 15, 2014, subject to the satisfaction of all closing conditions.
Following the Net Lease Sale Transactions, as described above, our portfolio consisted of 59 retail properties collectively totaling 10.6 million square feet, including 24 multi-family units, and two multi-family properties totaling 420 units, which does not include one property, which is under contract to sell under the Net Lease Sale Transactions.

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
The completion of the Merger is subject to a number of closing conditions, including, among others: (i) approval of the Merger by Kite’s stockholders and our stockholders, including the approval of Kite’s stockholders of an amendment to Kite’s declaration of trust to increase the number of Kite Common Shares that Kite is authorized to issue; (ii) the absence of a material adverse effect on either us or Kite; (iii) the receipt of tax opinions relating to the REIT status of Kite and the Company and the tax-free nature of the transaction; (iv) the completion of the Net Lease Sale Transactions; and (v) the completion of the redeployment of certain proceeds from the Net Lease Sale Transactions to acquire replacement properties for purposes of Section 1031 of the Internal Revenue Code. As a result of the closing conditions to which the Merger is subject, there are no assurances that the proposed Merger will be consummated on the expected timetable, or at all. If the closing conditions are satisfied, it is anticipated that the Merger may close during the second or third quarter of 2014.
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
In connection with the execution of Merger Agreement, we entered into the Master Agreement with the Business Manager, the Real Estate Managers, and certain other affiliates of the Business Manager. The Master Agreement sets forth the terms of the consideration due to the Business Manager and the Real Estate Managers in connection with the Merger, provides for the automatic termination upon the closing of the Merger of our agreements with the Business Manager and the Real Estate Managers and certain other agreements between us and affiliates of the Business Manager and includes certain other agreements in order to facilitate the Merger. See Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2013, “Certain Relationships and Related Transactions, and Director Independence,” for additional information.
Market Outlook
One aspect of our daily lives that has consistently been the subject of ubiquitous news coverage for the past several years is the state of the economy. The recession hit its low point in mid-2009 and since then the economy has gradually improved. The period of time that has elapsed since then has seen one of the longest economic recoveries in United States history and one of the least potent. Growth in the number and quality of jobs as well as the overall retail sector of the economy has underperformed when compared to any other period of growth in modern history.
Fundamentally, economic growth has been the result of government stimulus and businesses adapting to the recession and continuing many of the same practices into the recovery. For example, tight control over spending, retention of cash and an increase in productivity were at the center of strategic planning for most businesses. As the economy has improved, businesses have achieved significant success through continuing the same defensive practices. Most business leaders do not have enough confidence in the private sector to sustain the recovery or bring it to a higher level. Accordingly, job growth and investment activity have not kept pace with corporate profitability.

Consumer spending is impacted by such things as optimism regarding the economy, the overall level of employment and pent up demand. We have seen these factors counter balance each other, so that the recovery has not benefitted from a sustained increase in the retail sector. We believe that until businesses consistently create new, higher quality jobs, this trend will likely continue.
Despite the lackluster performance of the economy in general, our industry as well as our company are in a somewhat enviable position. The recession caused long term corrections which, while initially disruptive, have resulted in stronger fundamentals. The breakneck pace of new development and retailer expansion of the 2003-2006 period has slowed dramatically. As a result, after dipping precipitously, occupancy rates in existing centers are up and rental rates have firmed and even increased slightly in the last year. At the same time, many alternative investment opportunities have underperformed or proven to be too volatile for some investors. Accordingly in the past several years, significant capital has been attracted to real estate investment, recognizing these circumstances.
Liquidity and Capital Resources
General
Our principal demands for funds are to acquire real estate and real estate-related assets, to pay capital expenditures including tenant improvements, to pay our operating expenses including property operating expenses, to pay principal and interest on our outstanding indebtedness, and to pay distributions to our stockholders. We seek to fund our cash needs for items other than asset acquisitions, capital expenditures and related financings from operations. Our cash needs for acquisitions (including any contingent earnout payments), capital improvements and related financings have been funded primarily from the sale of our shares, including through our DRP, as well as debt financings. For the three months ended March 31, 2014 and 2013, $0 and $10,294, respectively, have been provided by the DRP which have been used to fund redemptions and other capital needs. On November 13, 2013, our board of directors voted to suspend the DRP, effective immediately, and the SRP, effective December 13, 2013. We do not believe that the suspension of the DRP will have a material impact on our ability to fund capital needs. Our primary source to fund our future cash needs, including cash to fund earnout payments, are expected to come from our undistributed cash flow from operations as well as secured or unsecured financings, including proceeds from lines of credit. The maximum total earnout payments which are expected to be paid in cash, issuance of redeemable noncontrolling interests by our consolidated joint ventures or from proceeds from mortgages payable during the next two years related to our acquisitions was $24,018 at March 31, 2014 and will not materially affect our liquidity. During the three months ended March 31, 2014, we paid $2,520 related to construction in progress, capital expenditures and tenant improvements. We anticipate capital expenditures including tenant improvements to further increase in future years relating to signing new leases as our tenant's leases expire and as our properties age. These costs may be material.
As of March 31, 2014, no amounts were outstanding on our line of credit under which we may borrow, on an unsecured basis, up to $105,000. Our general strategy is to target borrowing 55% of the total value of our assets on a portfolio basis. As of March 31, 2014, our borrowings did not exceed our target of 55% of the total value of our assets. For these purposes, the value of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is the later to occur. Our charter limits the amount we may borrow to 300% of our net assets (as defined in our charter) unless any excess borrowing is approved by the board of directors including a majority of the independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of March 31, 2014, our borrowings did not exceed 300% of our net assets and we had a principal balance outstanding on mortgage loans of $1,049,951 with a weighted average stated interest rate including interest rate swaps of 4.33% per annum. As of March 31, 2014, we had $130,295, or 12.3% of our total outstanding debt, that bore interest at variable rates, at a weighted average interest rate equal to 2.18% per annum, including the effect of interest rate swaps. This variable rate debt will begin to mature in 2015. As of March 31, 2014, we had $929,059, or 80.7% of our total outstanding debt, that bore interest at fixed rates at a weighted average interest rate equal to 4.60% per annum. As of March 31, 2014, we had $408 of fixed rate debt maturing by the end of 2014 with a weighted average interest rate equal to 5.59%. See “Quantitative and Qualitative Disclosures About Market Risk” below.
As of March 31, 2014, our consolidated joint ventures had issued $67,983 in noncontrolling interests that will become redeemable at future dates, generally no earlier than in 2015 and no later than 2022, based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. At the noncontrolling interest holders’ option, we may be required to pay cash, but if the noncontrolling interest holder elects to redeem its interest for shares of our stock, we have the option to pay cash, issue common stock, or a mixture of both.
As of March 31, 2014, we had invested $35,604 in marketable securities, primarily in real estate-related equity securities issued by publicly traded companies and publicly traded corporate bonds, and had borrowed $9,403 on margin.
As of March 31, 2014 and December 31, 2013, we owed $1,759 and $2,074, respectively, to our Sponsor and its affiliates for business management fees not otherwise waived, advances from these parties used to pay administrative costs and certain accrued expenses which are included in due to related parties on the consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which we have subsequently repaid.

As of March 31, 2014, we had received net proceeds from the Net Lease Sale Transactions totaling approximately $148,484, after repayment or assumptions of mortgages payable, of which $22,172 was included in restricted cash. Some proceeds were used to repay mortgage debt of $6,749 and $52,500 on our credit facility.
Distributions
Some of the net proceeds from the Net Lease Sale Transactions were used to pay down the line of credit and mortgage debt secured by the remaining properties held by us and will not be distributed to stockholders as stated in the Merger Agreement. We generated sufficient cash flow from operations, determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), to fully fund distributions paid during the three months ended March 31, 2014.
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
During the three months ended March 31, 2014 and 2013, we paid distributions in the amount of $17,435, and $17,008 respectively. These distributions were funded from cash flows from operations determined in accordance with U.S. GAAP.
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP.
A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2014 and 2013 follows:

Distributions Paid
Three Months Ended March 31,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP (2)	Total	Cash Flows From Operations	Funds From Operations (3)	Notes
2014	$17,429	$0.15	$17,435	$—	$17,435	$18,969	$17,083	(4)
2013	$17,071	$0.15	$6,714	$10,294	$17,008	$20,264	$23,558

(1)	Assumes a share was issued and outstanding each day during the period.

(2)	On November 13, 2013, our board of directors voted to suspend the DRP until further notice, effective immediately.

(3)	Funds from operations is defined in the following section.

(4)	Excluding liquidity event costs of $2,841, our funds from operations would have been higher.
Share Repurchase Program
We have a share repurchase program, or SRP, that provided limited liquidity to eligible stockholders. On November 13, 2013, our board of directors voted to suspend the SRP until further notice, effective December 13, 2013. Written notice of the suspension was provided to each stockholder pursuant to the terms of the SRP. During the three months ended March 31, 2014, no shares of our stock have been repurchased pursuant to the SRP.

Cash Flow Analysis

	For the Three Months Ended March 31,
	2014	2013
Net cash flows provided by operating activities	$18,969	$20,264
Net cash flows provided by (used in) investing activities	$172,589	$(6,980)
Net cash flows (used in) provided by financing activities	$(160,671)	$1,303
Net cash provided by operating activities was $18,969 and $20,264 for the three months ended March 31, 2014 and 2013, respectively. The funds generated in 2014 and 2013 were primarily from property operations from our real estate portfolio. The decrease from 2013 to 2014 is due to a decrease in our investment properties related to the sale of our Net Lease Properties.
Net cash flows provided by (used in) investing activities was $172,589, and $(6,980) for the three months ended March 31, 2014 and 2013, respectively. We had $202,161 provided by the Net Lease Sale Transactions during the three months ended March 31, 2014. We used $23,371 and $5,378 during the three months ended March 31, 2014 and 2013, respectively, to purchase properties.
Net cash flows (used in) provided by financing activities was $(160,671) and $1,303 for the three months ended March 31, 2014 and 2013, respectively. Of these amounts, we used $88,436 of cash flows used by financing activities to repay loans secured by properties in our portfolio during the three months ended March 31, 2014. During the three months ended March 31, 2013, we received $11,577 from net loan proceeds from borrowings secured by properties in our portfolio. We used $17,435 and $17,008 during the three months ended March 31, 2014 and 2013, respectively, to pay distributions to our stockholders. During the year ended March 31, 2014 and 2013, we used $53,438 and $1,193, respectively to pay down our credit facility and securities margin payable. We received $10,294, from the sale of our common stock through our DRP during the three months ended March 31, 2013. Our DRP was suspended during the three months ended March 31, 2014.
Results of Operations
The following discussions are based on our consolidated financial statements for the three months ended March 31, 2014 and 2013.
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
Comparison of the three months ended March 31, 2014 and 2013
A total of 58 of our investment properties are considered “same store” properties during the three months ended March 31, 2014 and 2013. These “same store” properties are properties classified as held and used that were acquired on or before January 1, 2013. Our “Other investment properties,” as reflected in the table below, include properties classified as held and used that were acquired after January 1, 2013. For the three months ended March 31, 2014 and 2013, 2 and 0 properties were included in “other investment properties,” respectively. The following table presents the property net operating income (reconciled to U.S. GAAP net income) broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2014 and 2013 along with a reconciliation to net income attributable to common stockholders, calculated in accordance with U.S. GAAP.
We had 84 Net Lease Properties sold or held for sale as of March 31, 2014, pursuant to the Purchase and Sale Agreements with Realty Income. These properties are excluded from the “same store” and “other investment properties,” and are included in income from discontinued operations.

	Three Months Ended March 31,
	2014	2013
Property operating revenue:
“Same store” investment properties, 58 properties:
Rental income	$35,448	$34,242
Tenant recovery income	9,212	8,723
Other property income	972	3,311
Other investment properties:
Rental income	306	—
Tenant recovery income	5	—
Other property income	(9)	—
Total property income	45,934	46,276

Property operating expenses:
“Same store” investment properties, 58 properties:
Property operating expenses	8,364	8,114
Real estate taxes	5,533	5,102
Other investment properties:
Property operating expenses	20	—
Real estate taxes	—	—
Total property operating expenses	13,917	13,216

Property net operating income:
“Same store” investment properties, 58 properties	31,735	33,060
Other investment properties	282	—
Total property net operating income	32,017	33,060

Other income:
Tenant recovery income related to prior periods	(83)	68
Straight-line rents	840	1,088
Amortization of lease intangibles	(398)	(733)
Fair value adjustment of earnout liability	298	188
Interest, dividend and other income	711	819
Realized gain on sale of marketable securities	24	26
Equity in loss of unconsolidated entities	70	155
Total other income	1,462	1,611

Other expenses:
Bad debt expense	685	619
Depreciation and amortization	17,851	19,451
General and administrative expenses	1,950	1,804
Acquisition related costs	91	218
Liquidity event costs	2,841	—
Interest expense	10,578	10,240
Business management fee	3,446	3,500
Total other expenses	37,442	35,832

Loss from continuing operations	(3,963)	(1,161)
Income from discontinued operations	30,808	1,867
Net income	26,845	706

Net income attributable to noncontrolling interests	(697)	(501)
Net income attributable to common stockholders	$26,148	$205

On a “same store” basis, comparing the results of operations of the investment properties owned during the three months ended March 31, 2014 with the results of the same investment properties during the three months ended March 31, 2013, property net operating income decreased $1,325, with total property income decreasing $644 and total property operating expenses, which includes real estate tax, increasing $681 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. These variances are explained by each component below.
Rental income increased $1,206 on a “same store” basis for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the new tenants taking occupancy related to our earnout closings, increases in contractual rent for existing tenants as well as new tenants taking occupancy of previously vacant spaces. As of March 31, 2014 and 2013, our “same store” weighted average physical occupancy increased to 95.2% from 94.2%, respectively. On an aggregate portfolio basis, rental income increased $1,512, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, reflecting an increase in rental income from our other investment properties. The increase is a result of the 2 investment properties acquired after January 1, 2013.
Tenant recovery income increased $489 on a “same store” basis for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to increases in the recoverable property operating expenses and real estate taxes which resulted in us recognizing more recovery income. On an aggregate portfolio basis, tenant recovery income increased $494 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, reflecting an increase in tenant recovery income from other investment properties. The increase is a result of the 2 investment properties acquired after January 1, 2013.
Other property income decreased $2,339 on a “same store” basis for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to a decrease in termination fee income. On an aggregate portfolio basis, other property income decreased $2,348 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease is a result of the termination fee income of $2,205 received in the three months ended March 31, 2013.
Property operating expenses increased $250 on a “same store” basis for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to an increase in snow removal costs during the three months ended March 31, 2014. On an aggregate portfolio basis, total property operating expenses increased $270 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase is a result of the 2 investment properties acquired after January 1, 2013.
Real estate tax expense increased $431 on a “same store” basis for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase can be attributed to increases in assessed values of our investment properties by the various taxing authorities.
Total other income decreased $149 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to a decrease in straight line rent, adjustments to tenant recovery income resulting from differences in estimated expense recoveries billed and actual expenses, along with a decrease in interest and dividend income and equity in income of unconsolidated entities. This decrease was offset by an increase related to fair value adjustments of our earnout liability and a decrease in amortization of lease intangibles.
Bad debt expense increased $66 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase is primarily due to increased estimated tenant reserves for uncollectible accounts and write offs due to tenant failures, which were insignificant. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe may be uncollectible, including any amounts relating to straight-line rent receivables. Amounts deemed to be uncollectible are written off.
Depreciation and amortization decreased $1,600 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease is primarily due to a reduction in earnout accretion expense and a decrease in write offs of certain acquired in-place lease intangibles, for tenants that terminated their lease before expiration.
General and administrative expenses increased $146 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase is due to increases in professional fees.
Acquisition costs decreased $127 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to a decrease in the number of potential and actual acquisitions we pursued during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Liquidity event costs increased by $2,841 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was due to the cost related to evaluating and completing certain liquidity options, which culminated in the Purchase and Sale Agreement signed on December 16, 2013, the Merger Agreement signed on February 9, 2014 and subsequent costs.
Interest expense increased $338 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in interest expense is primarily due to the settlement of interest rate swaps related to the Net Lease Sale Transactions.

Business management fee was $3,446 and $3,500 for the three months ended March 31, 2014 and 2013, respectively. The Business Manager could have been paid a business management fee in the amount equal to $3,664 for the three months ended March 31, 2013, however the Business Manager permanently waived $164, respectively of potential fees it may have earned.
Income from discontinued operations increased $28,941 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase in income from discontinued operations includes a $26,916 gain on sale on the disposition of 55 properties during three months ended March 31, 2014.
Funds from Operations and Modified Funds from Operations
The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, the presentation of operating results for a REIT using historical cost accounting alone may be less informative and insufficient. Therefore, we utilize certain non-U.S. GAAP supplemental performance measures due to certain unique operating characteristics of real estate companies. One non-U.S. GAAP supplemental performance measure that we consider is known as funds from operations, or “FFO.” The National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property, adding back real estate impairment charges and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent. From inception through March 31, 2014, we have not had any impairment charges and, therefore, no adjustments to FFO have been necessary for impairment charges. We believe our FFO calculation complies with NAREIT's definition described above.
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
We believe that the use of FFO and MFFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. However, FFO and MFFO should not be construed to be equivalent to or a substitute for U.S. GAAP net income or in its applicability in evaluating our operating performance. U.S. GAAP measures should be construed as more relevant measures of financial performance and considered more prominently than the non-U.S. GAAP FFO and MFFO measures and the adjustments to U.S. GAAP in calculating FFO and MFFO. However, we believe that the U.S. GAAP measures and the non-U.S. GAAP FFO and MFFO measures taken together do provide a useful presentation of our operating performance.
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
For the three months ended March 31, 2014 and 2013, we paid distributions of $17,435 and $17,008, respectively. For the three months ended March 31, 2014 and 2013, we generated FFO of $17,083 and $23,558, respectively, MFFO of $16,282 and $22,754, respectively and cash flow from operations of $18,969 and $20,264, respectively. During the three months ended March 31, 2014, we incurred $2,841 of costs related to the Merger Agreement which decreased our FFO and MFFO accordingly.

The table below represents a reconciliation of our net income (loss) attributable to common stockholders to FFO and MFFO for three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to common stockholders	$26,148	$205
Add:
Depreciation and amortization related to investment properties (including amounts in discontinued operations)	17,851	23,353
Less:
Gain on sale of investment properties	(26,916)	—
Funds from operations (FFO)	$17,083	$23,558
Add:
Acquisition related costs (1)	91	218
Amortization of acquired above and below market leases, net (2)	560	920
Less:
Straight-line rental income (3)	(1,130)	(1,728)
Fair value adjustment of earnout liability (4)	(298)	(188)
Realized gain on sale of marketable securities (5)	(24)	(26)
Modified funds from operations (MFFO)	$16,282	$22,754

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

Select Property Information
The following table sets forth a summary, as of March 31, 2014, of lease expirations scheduled to occur during each of the calendar years from 2014 to 2018 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2014 and excluding multi-family leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2014 (remainder of year) (b)	72	187,196	1.7%	$3,983	2.4%	$21.28
2015	114	347,738	3.1%	6,720	4.1%	19.32
2016	149	562,559	5.1%	9,629	6.0%	17.12
2017	151	839,206	7.6%	14,809	9.1%	17.65
2018	209	1,564,059	14.2%	25,009	15.4%	15.99
Thereafter	375	7,545,169	68.3%	102,636	63.0%	13.60
Leased Total	1,070	11,045,927	100.0%	$162,786	100.0%	$14.74

(a)	Represents the base rent in place at the time of lease expiration.

(b)	Includes month-to-month leases.
The following table sets forth the top five tenants in our portfolio based on annualized base rent for leases in-place on March 31, 2014, excluding multi-family leases.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent per Square Foot
Kohl’s Department Stores Inc.	9	763,839	6.6%	$6,199	3.8%	$8.12
Office Depot	16	318,896	2.8%	4,568	2.8%	14.32
PetSmart	15	281,848	2.4%	4,288	2.7%	15.21
Ross Dress For Less	12	342,967	3.0%	3,811	2.4%	11.11
Publix	7	336,719	2.9%	3,747	2.3%	11.13
Top Five Tenants	59	2,044,269	17.7%	$22,613	14.0%	$11.06
We believe our properties are adequately covered by insurance and are generally suitable for their intended purposes. Our properties face competition in attracting new tenants and residents, as applicable, and in retaining current tenants and residents, as applicable, from other properties in and around their respective submarkets.

The following table sets forth a summary of tenant diversity for our entire portfolio based on leases in-place on March 31, 2014.

Tenant Type	Square Footage Including Multi-family Units	Percent of Total Square Footage
Dollar stores and off price clothing	1,961,261	17.1%
Lifestyle, health clubs, books and phones	1,290,508	11.3%
Grocery	1,225,387	10.7%
Department	1,069,365	9.3%
Home Improvement	768,894	6.7%
Restaurants and fast food	718,625	6.3%
Clothing and accessories	715,411	6.2%
Home goods	692,307	6.0%
Sporting goods	607,968	5.3%
Multi-family	445,241	3.9%
Pet supplies	406,285	3.5%
Consumer services, salons, cleaners and banks	402,118	3.5%
Electronics	294,396	2.6%
Commercial office	273,582	2.4%
Health, doctors and health food	265,452	2.3%
Other	166,327	1.5%
Industrial	160,000	1.4%
Total	11,463,127	100.0%
Critical Accounting Policies
Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 13, 2014, under the heading “Critical Accounting Policies.”
Contractual Obligations
We have entered into mortgage loans which may require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2014, all of the mortgages were current in payments and we were in compliance with such covenants.
We have provided a partial guarantee on certain financial obligations of our subsidiaries with an outstanding principal balance of $263,386. As of March 31, 2014, these guarantees totaled to an aggregate recourse amount of $91,002.
From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit of generally one to three years and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of March 31, 2014 and December 31, 2013, we had liabilities of $20,483 and $29,203, respectively, recorded on the consolidated balance sheet as deferred investment property acquisition obligations. The maximum potential payment is $24,018 at March 31, 2014.
As of March 31, 2014, our consolidated joint ventures had $67,983 in redeemable noncontrolling interests that will become redeemable at future dates, generally no earlier than 2015 and no later than 2022, based on certain redemption criteria. The redeemable noncontrolling interests are not mandatorily redeemable. At the noncontrolling interest holders’ option, we may be required to pay cash, but if the noncontrolling interest holder elects to redeem its interest for shares of our common stock, we have the option to pay cash, issue common stock, or a mixture of both.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Selected Financial Data
The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report (all amounts are in thousands, except share and per share amounts).

	March 31, 2014	December 31, 2103
Total assets	$2,140,529	$2,327,598
Mortgages, credit facility and securities margin payable including held for sale	$1,060,458	$1,248,273
	For the Three Months Ended March 31,
	2014	2013
Total income	$46,591	$46,887
Net income attributable to common stockholders	$26,148	$205
Net income attributable to common stockholders per common share, basic and diluted (a)	$0.22	$0.00
Distributions declared to common stockholders	$17,429	$17,071
Distributions per weighted average common share (a)	$0.15	$0.15
Cash flows provided by operating activities	$18,969	$20,264
Cash flows provided by (used in) investing activities	$172,589	$(6,980)
Cash flows (used in) provided by financing activities	$(160,671)	$1,303
Weighted average number of common shares outstanding, basic and diluted	117,809,586	115,380,042

(a)
The net income attributable to common stockholders, per common share basic and diluted is based upon the weighted average number of common shares outstanding for the three months ended March 31, 2014 and 2013, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Subsequent Events
Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2014 through the close of business on May 31, 2014. Distributions were declared in a daily amount equal to $0.00164384 per share, which if paid each day for a 365-year period, would equate to $0.60 or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In April 2014, total distributions declared for the month of March 2013 were paid cash in the amount equal to $6,003.

•	In May 2014, total distributions declared for the month of April 2014 were paid cash in the amount equal to $5,810.
On April 1, 2014, we completed the Tranche II(a) closing, resulting in the sale to Realty Income of a total of 13 of the Net Lease Properties for an aggregate cash purchase price of approximately $93,605. See "Net Lease Sale Transactions" above.
On April 25, 2014, we acquired a fee simple interest in a 252,370 square foot retail property known as Hitchcock Plaza located in Aiken, South Carolina. We purchased this property from an unaffiliated third party for $28,919. Hitchcock Plaza is the second property to be acquired to satisfy our Merger closing conditions related to the completion of certain Net Lease Sale Transactions for the purpose of Section 1031 of the Internal Revenue Code.
On April 30, 2014, we completed the Tranche II(b) closing, resulting in the sale to Realty Income of a total of 12 of the Net Lease Properties for an aggregate cash purchase price of approximately $63,434. See "Net Lease Sale Transactions" above.
On May 9, 2014, we completed the Tranche II(c) closing, resulting in the sale to Realty Income of a total of three of the Net Lease Properties for an aggregate cash purchase price of approximately $44,422. See "Net Lease Sale Transactions" above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollar amounts are stated in thousands.
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. Including derivative financial instruments, we currently have limited exposure to financial market risks through fixing our interest rates on all long-term debt as of March 31, 2014 except some mortgages payable, the securities margin payable and the credit facility. As of March 31, 2014, we had outstanding debt, which is subject to fixed interest rates and variable rates of $929,059 and $130,295, respectively, bearing interest at weighted average interest rates equal to 4.60% per annum and 2.18% per annum, respectively, including the effect of interest rate swaps. As of March 31, 2014, we had $408 of fixed rate debt maturing by the end of 2014.
If market rates of interest on all non-hedged debt which is subject to variable rates as of March 31, 2014 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease future earnings and cash flows by approximately $1,303 annually. If market rates of interest on all non-hedged debt which is subject to variable rates as of March 31, 2014 permanently decreased by 1% (100 basis points), the decrease in interest expense on all debt would increase future earnings and cash flows by the same amount.
We use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and investments in commercial mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. We are exposed to both credit risk and market risk with respect to the derivative financial instruments we have used to hedge against interest rate fluctuations. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We will seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful.
Our board has established policies and procedures regarding our use of derivative financial instruments for purposes of fixing or capping floating interest rate debt if it qualifies as an effective hedge pursuant to U.S. GAAP for principal amounts up to $50,000 per transaction.
Derivatives
The following table summarizes our interest rate swap contracts outstanding as of March 31, 2014:

Date Entered		Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of March 31, 2014
June 22, 2011		June 24, 2011	June 22, 2016	4.47%	1 month LIBOR	13,359	(413)
October 28, 2011		November 1, 2011	October 21, 2016	3.75%	1 month LIBOR	10,837	(216)
May 9, 2012		May 9, 2012	May 9, 2017	3.38%	1 month LIBOR	10,150	(52)
June 13, 2012	(1)	June 10, 2011	December 10, 2018	5.17%	1 month LIBOR	49,391	(3,027)
October 1, 2012		April 1, 2014	March 29, 2019	3.85%	1 month LIBOR	45,000	622
October 2, 2012		October 4, 2012	October 1, 2017	3.73%	1 month LIBOR	24,750	121
December 20, 2012		December 20, 2012	December 20, 2017	3.36%	1 month LIBOR	9,900	76
					Total	$163,387	$(2,889)

(1)
Assumed at the time of acquisition of Walgreens NE Portfolio with a then fair value of ($5,219). We retained this swap subsequent to the sale of the Walgreens NE Portfolio in the Bulwark Closing of the Net Lease Sale Transaction.

Securities Price Risk
Securities price risk is the risk that we will incur economic losses due to adverse changes in equity and debt security prices. Our exposure to changes in equity and debt security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, and general market conditions. Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk.
While it is difficult to project what factors may affect the prices of equity and debt sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equity and debt securities held by us would have on the fair value of the securities as of March 31, 2014.

	Cost	Fair Value	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity securities	$24,702	$26,576	$29,234	$23,918
Debt securities	8,503	9,028	9,931	8,125
Total marketable securities	$33,205	$35,604	$39,165	$32,043
Item 4. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2014 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Dollar amounts are stated in thousands, except per share amounts.
Item 1. Legal Proceedings
We are not a party to, and none of our properties is subject to, any material pending legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 13, 2014.
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
Due to the suspension of our SRP, we did not repurchase any shares of our stock during the three months ended March 31, 2014.
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
INLAND DIVERSIFIED REAL ESTATE TRUST, INC.

	/s/ Barry L. Lazarus		/s/ Steven T. Hippel
By:	Barry L. Lazarus	By:	Steven T. Hippel
	President (principal executive officer)		Treasurer and chief financial officer (principal financial officer)
Date:	May 14, 2014	Date:	May 14, 2014

Exhibit Index

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Inland Diversified Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

3.2
Amended and Restated Bylaws of Inland Diversified Real Estate Trust, Inc., effective August 12, 2009 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2009 (file number 333-153356))

4.1
Distribution Reinvestment Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Form S-3D Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 3, 2012 (file number 333-182748))

4.2
Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on April 16, 2010 (file number 333-153356)), as amended by First Amendment to the Amended and Restated Share Repurchase Program of Inland Diversified Real Estate Trust, Inc., effective November 1, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 14, 2011)

4.3
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2008 (file number 333-153356))

10.1
Agreement and Plan of Merger, dated February 9, 2014, among Inland Diversified Real Estate Trust, Inc., Kite Realty Group Trust, and KRG Magellan, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 12, 2014)

10.2
Master Liquidity Event Agreement, dated February 9, 2014, by and among Inland Diversified Real Estate Trust, Inc., Inland Diversified Business Manager & Advisor Inc., Inland Diversified Asset Services LLC, Inland Diversified Leasing Services LLC, Inland Diversified Development Services LLC, Inland Diversified Real Estate Services LLC, Inland Investment Advisors, Inc. and Inland Computer Services, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 12, 2014)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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